Form 10-Q
period 2014-06-30
Zendesk, Inc.
filed 2014-08-07
CIK 1463172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number: 001-36456

ZENDESK, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-4411091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1019 Market Street

San Francisco, California 94103

(Address of principal executive offices)

415.418.7506

(Registrant’s Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2014, there were 72,380,374 shares of the registrant’s common stock outstanding.

ZENDESK, INC.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

—

our future financial performance, including our revenue, cost of revenue, gross profit, operating expenses, ability to generate positive cash flow, ability to improve our gross margin, and ability to achieve and maintain profitability;

—	the sufficiency of our cash and cash equivalents, and marketable securities to meet our liquidity needs;
—	our ability to attract and retain customers to use our customer service platform and live chat software, and to optimize the pricing for our customer service platform and live chat software;
—	the evolution of technology affecting our platform, services, and markets;
—	our ability to innovate and provide a superior customer experience;
—	our ability to successfully expand in our existing markets and into new markets, including expanding our enterprise customer base;
—	the attraction and retention of qualified employees and key personnel;
—	worldwide economic conditions and their impact on information technology spending;
—

our ability to effectively manage our growth and future expenses, including our ability to expand, and realize economies of scale within our self-managed colocation data centers and reduce incremental personnel costs resulting from growth of customers;

—	our ability to successfully offer Zopim live chat software as a standalone service and further integrate it with our customer service platform;
—	our ability to maintain, protect, and enhance our intellectual property;
—	our ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations;
—	the increased expenses and administrative workload associated with being a public company; and
—	the estimates and methodologies used in calculating our key business metrics.

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ZENDESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and shares)

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$120,054	$53,725
Marketable securities	9,430	9,889
Accounts receivable, net of allowance for doubtful accounts of $361 and $282 as of June 30, 2014 and December 31, 2013, respectively	9,655	7,237
Prepaid expenses and other current assets	5,806	3,008
Total current assets	144,945	73,859
Marketable securities, noncurrent	2,764	2,225
Property and equipment, net	38,160	15,431
Goodwill and intangible assets, net	15,961	—
Other assets	1,482	1,221
Total assets	$203,312	$92,736

Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,758	$3,988
Accrued liabilities	11,764	4,737
Accrued compensation and related benefits	7,971	4,226
Deferred revenue	38,526	28,473
Current portion of credit facility	2,685	365
Current portion of capital leases	195	364
Total current liabilities	67,899	42,153
Deferred revenue, noncurrent	462	575
Credit facility, noncurrent	5,015	23,395
Capital leases, noncurrent	—	10
Other liabilities	8,193	1,510
Total liabilities	81,569	67,643
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, par value $0.01 per share, issuable in series: no shares and 24.0 million shares authorized; no shares and 23.6 million shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	—	71,369
Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share: 5.0 million and no shares authorized as of June 30, 2014 and December 31, 2013, respectively; no shares issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock, par value $0.01 per share: 400.0 million and 125.0 million shares authorized; 72.8 million and 23.7 million shares issued; 72.3 million and 23.2 million shares outstanding as of June 30, 2014 and December 31, 2013, respectively (including 0.8 million shares subject to repurchase, legally issued and outstanding, as of June 30, 2014 and December 31, 2013)	715	229
Additional paid-in capital	217,815	18,591
Accumulated other comprehensive income	322	10
Accumulated deficit	(96,457)	(64,454)
Treasury stock at cost (0.5 million shares as of June 30, 2014 and December 31, 2013)	(652)	(652)
Total stockholders’ equity (deficit)	121,743	(46,276)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$203,312	$92,736

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$29,506	$16,396	$54,598	$30,307
Cost of revenue (1)	11,731	5,681	20,726	10,551
Gross profit	17,775	10,715	33,872	19,756
Operating expenses (1):
Research and development	10,499	3,528	15,677	6,877
Sales and marketing	20,339	8,208	34,626	16,203
General and administrative	8,315	5,140	14,699	8,098
Total operating expenses	39,153	16,876	65,002	31,178
Operating loss	(21,378)	(6,161)	(31,130)	(11,422)
Other expense, net	(450)	(133)	(909)	(210)
Loss before provision for income taxes	(21,828)	(6,294)	(32,039)	(11,632)
Provision (benefit) for income taxes	(85)	58	(36)	78
Net loss	(21,743)	(6,352)	(32,003)	(11,710)
Accretion of redeemable convertible preferred stock	(6)	(12)	(18)	(24)
Net loss attributable to common stockholders	$(21,749)	$(6,364)	$(32,021)	$(11,734)

Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(0.30)	$(0.95)	$(0.55)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	45,760	21,568	33,817	21,213

(1) Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$1,010	$61	$1,100	$100
Research and development	4,168	155	4,478	226
Sales and marketing	3,268	229	3,758	388
General and administrative	2,537	2,022	3,471	2,155

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(21,743)	$(6,352)	$(32,003)	$(11,710)
Other comprehensive loss, net of tax:
Net change in unrealized gain (loss) on available-for-sale investments	(7)	(10)	(8)	(21)
Foreign currency translation gain	123	—	320	—
Comprehensive loss	$(21,627)	$(6,362)	$(31,691)	$(11,731)

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(32,003)	$(11,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,504	2,165
Share-based compensation	12,807	2,869
Other	178	21
Changes in operating assets and liabilities:
Accounts receivable	(1,857)	(1,032)
Prepaid expenses and other current assets	(2,617)	(823)
Other assets and liabilities	490	348
Accounts payable	(535)	404
Accrued liabilities	872	874
Accrued compensation and related benefits	3,426	777
Deferred revenue	9,647	5,945
Net cash used in operating activities	(5,088)	(162)
Cash flows from investing activities
Purchases of property and equipment	(13,097)	(3,979)
Internal-use software and website development costs	(3,915)	(2,344)
Purchases of marketable securities	(6,464)	(12,409)
Proceeds from maturities of marketable securities	6,250	—
Cash paid for the acquisition of Zopim, net of cash acquired	(1,896)	—
Net cash used in investing activities	(19,122)	(18,732)
Cash flows from financing activities
Proceeds from initial public offering, net of issuance costs	104,377	—
Proceeds from exercise of employee stock options	3,372	233
Proceeds from issuance of debt	3,940	—
Principal payments on debt	(20,000)	—
Taxes paid related to net share settlement of equity awards	(969)	—
Principal payments on capital lease obligations	(179)	(166)
Net cash provided by financing activities	90,541	67
Effect of exchange rate changes on cash and cash equivalents	(2)	17
Net increase (decrease) in cash and cash equivalents	66,329	(18,810)
Cash and cash equivalents at the beginning of period	53,725	48,688
Cash and cash equivalents at the end of period	$120,054	$29,878

Supplemental cash flow data:
Cash paid for interest and income taxes	$660	$56

Non-cash investing and financing activities:
Issuance of common stock for the acquisition of Zopim	$10,893	$—
Purchases of property and equipment in accounts payable and accrued expenses	$5,001	$45
Property and equipment acquired through tenant improvement allowances	$3,554	$—
Share-based compensation capitalized in internal-use software development costs	$1,125	$85
IPO costs in accounts payable	$1,145	$—
Vesting of early exercised stock options	$810	$612

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Overview and Basis of Presentation

Company and Background

Zendesk was founded in Denmark in 2007 and reincorporated in Delaware in April 2009.

Our mission is to help organizations build successful long-term relationships with their customers. We are a software development company that provides a software-as-a-service, or SaaS, customer service platform that enables our customers to provide tailored support through multiple channels, establish effective self-service support resources, proactively serve customers through customer engagement capabilities, integrate with other applications and consolidate and analyze data from customer interactions in powerful ways.  We also provide SaaS live chat software that can be utilized independently to facilitate proactive communications between organizations and their customers or integrated seamlessly into our customer service platform.

References to Zendesk, “Company”, “our”, or “we” in these notes refer to Zendesk, Inc. and its subsidiaries on a consolidated basis.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our final prospectus filed with the SEC on May 16, 2014 pursuant to Rule 424(b) of the Securities Act of 1933, as amended. There have been no changes to our significant accounting policies described in the prospectus that have had a material impact on our condensed consolidated financial statements and related notes.

The consolidated balance sheet as of December 31, 2013 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, our comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2014.

Initial Public Offering

In May, 2014, we completed our initial public offering, or IPO, in which we issued and sold 12.8 million shares of common stock at a public offering price of $9.00 per share. We received net proceeds of $103.1 million after deducting underwriting discounts and commissions of $8.1 million and other offering expenses of $3.8 million. Upon the closing of the IPO, all shares of our then-outstanding redeemable convertible preferred stock automatically converted into an aggregate of 34.3 million shares of common stock.

All restricted stock units, or RSUs, and certain options granted to employees prior to the IPO vest upon the satisfaction of both a service condition and a performance condition. These RSUs and stock options with both a service condition and performance condition are collectively referred to as “Performance Awards” in the following discussion. The service condition for substantially all of the Performance Awards is satisfied over three or four years. The performance condition was satisfied upon the effectiveness of the registration statement related to our IPO. No share-based compensation expense had been recognized for the Performance Awards prior to the IPO. Upon the satisfaction of the performance condition, we recognized a cumulative share-based compensation expense for the portion of the Performance Awards that had met the service condition. For the three and six months ended June 30, 2014, share-based compensation expense related to the Performance Awards recognized was $6.1 million, using the accelerated attribution method. The remaining unrecognized share-based compensation expense related to the Performance Awards will be recorded over the remaining requisite service period using the accelerated attribution method, net of estimated forfeitures.

As of June 30, 2014, we had a total of $63.8 million future period share-based compensation expense related to all equity awards, net of estimated forfeitures, to be recognized over a weighted average period of 3.7 years.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported periods. Significant items subject to such estimates and assumptions include the fair value of share-based awards, fair value of acquired intangible assets, goodwill, unrecognized tax benefits, useful lives of intangible assets and property and equipment, and the capitalization and estimated useful life of our capitalized internal-use software.

These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.

Recently Issued and Adopted Accounting Pronouncements

On May 28, 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606 “Revenue from Contracts with Customers.” This ASU provides principles for recognizing revenue to which an entity expects to be entitled for the transfer of promised goods or services to customers. This ASU will be effective for our fiscal year beginning January 1, 2017. Early adoption is not permitted.  We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Note 2. Acquisition

On March 21, 2014, we completed the acquisition of Zopim Technologies Pte Ltd., or Zopim, a software development company that provides a SaaS live chat service. The fair value of assets acquired and liabilities assumed was based on a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The primary areas of those preliminary estimates that are not yet finalized relate to accrued liabilities and income and non-income based tax liabilities. During the three months ended June 30, 2014, we made adjustments of $0.2 million to the preliminary purchase price allocation related to final working capital acquired.  The total adjusted acquisition date fair value of consideration transferred was $15.8 million ($4.9 million of cash and $10.9 million of our common stock), which included $1.1 million of cash and $2.4 million of common stock consideration held back between 12 and 18 months as partial security for standard indemnification obligations.  Of the total purchase price, $9.6 million was allocated to goodwill, $6.6 million to identifiable intangible assets, and $0.4 million to net liabilities assumed. Goodwill generated from the acquisition is attributable to expected synergies from future growth and potential future monetization opportunities, and is not deductible for tax purpose.  Pro forma revenue and results of operations have not been presented because the historical results of Zopim were not material to our consolidated financial statements in any period presented.

In connection with the acquisition, we also established a retention plan pursuant to which we issued RSUs for 0.9 million shares of our common stock, which vest in three annual installments from the date of acquisition, and agreed to pay cash in an aggregate amount of $3.0 million in two annual installments from the date of acquisition to Zopim employees in connection with their continued employment, which is recorded as compensation expense over the associated service periods of such employees.

Note 3. Fair Value Measurements

The following tables present information about our financial assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurement at
	June 30, 2014
	Level 1	Level 2	Total
Description
U.S. corporate securities	$—	$12,194	$12,194
Money market funds	10,799	—	10,799
Total	$10,799	$12,194	$22,993
Included in cash and cash equivalents			$10,799
Included in marketable securities			$12,194

	Fair Value Measurement at
	December 31, 2013
	Level 1	Level 2	Total
Description
U.S. corporate securities	$—	$12,114	$12,114
Money market funds	10,836	—	10,836
Total	$10,836	$12,114	$22,950
Included in cash and cash equivalents			$10,836
Included in marketable securities			$12,114

There were no transfers between fair value measurement levels during the six months ended June 30, 2014.

Gross unrealized gains or losses for cash equivalents and available-for-sale marketable securities as of June 30, 2014 and December 31, 2013 were not material. As of June 30, 2014 and December 31, 2013, there were no securities that were in an unrealized loss position for more than 12 months.

The following table classifies our available-for-sale marketable securities by contractual maturities as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Due in one year	$9,430	$9,889
Due in one to five years	2,764	2,225
Total	$12,194	$12,114

Note 4. Property and Equipment

Property and equipment, net consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Capitalized internal-use software	$13,119	$11,104
Furniture and fixtures	4,156	1,383
Hosting equipment	11,630	7,931
Computer equipment and software	3,583	1,680
Leasehold improvements	12,438	1,717
Construction in progress	6,014	341
Total	50,940	24,156
Less accumulated depreciation and amortization	(12,780)	(8,725)
Property and equipment, net	$38,160	$15,431

Depreciation expense was $1.2 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively, and $2.3 million and $1.1 million for the six months ended June 30, 2014 and 2013, respectively.

We capitalized $3.2 million and $1.3 million in internal-use software during the three months ended June 30, 2014 and 2013, respectively, and $5.0 million and $2.4 million during the six months ended June 30, 2014 and 2013, respectively. Included in the capitalized development costs are $1.1 million and $0.1 million in share-based compensation costs for the three months ended June 30, 2014 and 2013, respectively, and $1.1 and $0.1 million for the six months ended June 30, 2014 and 2013, respectively. Amortization expense of capitalized internal-use software totaled $1.0 million and $0.5 million for the three months ended June 30, 2014 and 2013, respectively, and $1.7 million and $1.0 million for the six months ended June 30, 2014 and 2013, respectively. The carrying value of capitalized internal-use software at June 30, 2014 and December 31, 2013 was $10.2 million and $6.8 million, respectively, including $3.4 million and $0.3 million in construction in progress, respectively.

Note 5. Goodwill and Purchased Intangible Assets

Goodwill as of June 30, 2014 was $9.8 million. No goodwill was recorded as of December 31, 2013.

Purchased intangible assets subject to amortization as of June 30, 2014 consisted of the following (in thousands). No purchased intangible assets were recorded as of December 31, 2013.

	Cost	Accumulated Amortization	Net	Remaining Useful Life
				(In years)
Developed technology	$5,308	$(420)	$4,888	3.2
Customer relationship	1,327	(92)	1,235	3.7
Trade name	61	(17)	44	0.7
	$6,696	$(529)	$6,167

Amortization expense of purchased intangible assets for the three and six months ended June 30, 2014 was $0.5 million. No amortization expense was recorded for the three and six months ended June 30, 2013.

Estimated future amortization expense as of June 30, 2014 is as follows (in thousands):

Remainder of 2014	$963
2015	1,862
2016	1,854
2017	1,418
2018	70
2019 and thereafter	—
$6,167

Note 6. Credit Facility

We have a credit facility with Silicon Valley Bank consisting of a $20.0 million revolving line of credit and a $10.0 million equipment line of credit. As of December 31, 2013, outstanding balance under the revolving line of credit was $20.0 million. In June 2014 we repaid all outstanding principal and accrued interest under the revolving line of credit and as of June 30, 2014 there was no balance outstanding.  As of June 30, 2014 and December 31, 2013, outstanding balance under the equipment line of credit was $7.7 million and $3.8 million, respectively.

Prior to our IPO, borrowings on the revolving line of credit bore interest at the Prime Rate plus 2.0% per annum. Upon the consummation of the IPO, the interest rate was reduced to the Prime Rate. Borrowings on the revolving line of credit are subject to a borrowing base limit determined monthly based on our recurring revenue metrics from previous months and the ratio of certain current assets to current liabilities as of the previous month end. To the extent we borrow funds pursuant to the revolving line of credit, we are entitled to make interest-only payments until January 1, 2016, when the outstanding balance is due in full.

Borrowings on the equipment line of credit bear interest of 2.5% per annum. For each equipment advance, we are entitled to make interest-only payments until September 14, 2014, when the last draw against the equipment line of credit can be made. The outstanding balance as of September 14, 2014 will be payable in equal monthly installments for 30 months thereafter, with the last payment due on March 14, 2017. We are also required to make a final payment fee of 4.0% of the aggregate principal amount of all historical advances made under the equipment line of credit on March 14, 2017.

The credit facility is collateralized by substantially all of our assets, excluding our intellectual property. Our domestic subsidiary is a guarantor of the credit facility and we have pledged up to 65% of the equity in our international subsidiaries as collateral. The credit facility also imposes various covenants on us, including the delivery of financial and other information, the maintenance of our primary operating and securities accounts with the lender, the maintenance of minimum revenue targets and an agreed ratio of certain current assets to current liabilities, as well as limitations on dispositions, changes in business or management, certain mergers or consolidations, dividends and other corporate activities. As of June 30, 2014 and December 31, 2013, we were in compliance with all of the covenants contained in the credit facility.

Contractual future principal repayments in relation to the credit facility are as follows for the year ending December 31 (in thousands):

2014 (remaining 6 months)	$749
2015	3,041
2016	3,118
2017	792
2018 and thereafter	—
$7,700

Note 7. Commitments and Contingencies

Leases

We lease office space under noncancelable operating leases with various expiration dates. Certain of the office space lease agreements contain rent holidays or rent escalation provisions. Rent holiday and rent escalation provisions are considered in determining the straight-line expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Rent expense was $1.8 million and $0.5 million for the three months ended June 30, 2014 and 2013, respectively, and $3.5 million and $0.9 million for the six months ended June 30, 2014 and 2013, respectively. Deferred rent was $6.6 million and $1.0 million as of June 30, 2014 and December 31, 2013, respectively, which is included in other liabilities.

We lease computer equipment from various parties under capital lease agreements that expire through March 2015. The total outstanding balance financed under capital leases was $0.2 million and $0.4 million as of June 30, 2014 and December 31, 2013, respectively. Accumulated depreciation on the leased assets was $0.8 million and $0.7 million as of June 30, 2014 and December 31, 2013, respectively. Depreciation of assets recorded under the capital leases is included in depreciation expense.

Litigation and Loss Contingencies

We accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. From time to time, we may become a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, and threatened claims, breach of contract claims, tax, and other matters. We currently have no material pending litigation.

We are not currently aware of any litigation matters or loss contingencies that would be expected to have a material adverse effect on our business, consolidated financial position, results of operations, comprehensive loss, or cash flows.

Note 8. Common Stock and Stockholders’ Equity (Deficit)

Convertible Preferred Stock

Upon the completion of the IPO, all outstanding convertible preferred stock was converted into 34.3 million shares of common stock.

Reverse Stock Split

In April 2014, our board of directors and stockholders approved an amendment of our sixth amended and restated certificate of incorporation, as amended to effect a one-for-two reverse stock split of our common stock and a corresponding adjustment to the conversion prices of our redeemable convertible preferred stock. All share and per share information and the conversion prices of each outstanding series of our redeemable convertible preferred stock referenced throughout the condensed consolidated financial statements and notes to the condensed consolidated financial statements have been retroactively adjusted to reflect this stock split.

Common Stock Authorized

Upon the completion of the IPO, we increased the amount of common stock authorized for issuance from 125.0 million to 400.0 million common shares with a par value of $0.01 per share.

Employee Equity Plans

Employee Stock Purchase Plan

Our board of directors adopted the Employee Stock Purchase Plan, or ESPP, in February 2014, which became effective on May 14, 2014. The ESPP initially reserved and authorized the issuance of up to 3.6 million shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January, beginning on January 1, 2015, by the lesser of 1.5 million shares, 1% of the number of shares issued and outstanding on the immediately preceding December 31, or such lesser number of shares as determined by our compensation committee.

2009 Stock Option and Grant Plan

Our board of directors adopted the 2009 Stock Option and Grant Plan, or the 2009 Plan, in July 2009. The 2009 Plan was terminated in connection with our IPO, and accordingly, no shares are available for issuance under this plan. The 2009 Plan continues to govern outstanding awards granted thereunder.

2014 Stock Option and Grant Plan

Our board of directors adopted the 2014 Stock Option and Incentive Plan, or the 2014 Plan, in February 2014, which became effective in May 2014 upon the effectiveness of the registration statement related to our IPO. The 2014 Plan serves as the successor to our 2009 Plan. The 2014 Plan initially reserved and authorized the issuance of 7.5 million shares of our common stock. Additionally, shares not issued or subject to outstanding grants under the 2009 Plan rolled into the 2014 Plan, resulting in a total of 8.3 million available shares under the 2014 Plan as of the effective date. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2015, by 5% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by our compensation committee.

The following table summarizes our stock option and RSU award activities for the six months ended June 30, 2014 (in thousands, except per share information):

		Options Outstanding				RSUs Outstanding
				Weighted
				Average			Weighted
	Shares		Weighted	Remaining	Aggregate		Average
	Available	Number of	Average	Contractual	Intrinsic	Outstanding	Grant Date
	for Grant	Shares	Exercise Price	Term	Value	RSUs	Fair Value
				(In years)
Outstanding — January 1, 2014	1,854	10,134	$2.82			811	$6.76
Increase in authorized shares	13,750
Stock options granted	(5,468)	5,468	9.64
RSUs granted	(1,897)					1,897	11.45
Stock options exercised	—	(893)	2.94
RSUs vested	—					(150)	7.77
Stock options forfeited or canceled	354	(354)	4.40
RSUs forfeited or cancelled	182	—	—			(182)	7.64
Outstanding — June 30, 2014	8,775	14,355	$5.38	8.41	$172,283	2,376	$10.37

Aggregate intrinsic value represents the difference between the Company's closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the New York Stock Exchange as of June 30, 2014 was $17.38.

Early Exercise of Stock Options and Purchase of Unvested Stock Awards

Certain stock options awarded under the 2009 Plan permit early exercise. Common stock purchased pursuant to an early exercise of stock options or unvested stock awards is not deemed to be outstanding for financial reporting purposes until those shares vest. Therefore, cash received in exchange for unvested shares is recorded as a liability and is transferred into common stock and additional paid-in capital as the shares vest. Upon termination of service, we may, at our discretion, repurchase unvested shares acquired through early exercise of stock options or purchase of unvested stock awards at a price equal to the price per share paid upon the exercise of such options or the purchase of such unvested stock awards. As of June 30, 2014 and December 31, 2013, there were 0.8 million shares outstanding as a result of the early exercise of stock options and purchase of unvested stock awards that were classified as accrued liabilities for an aggregated amount of $2.8 million and $1.4 million, respectively.   There were no repurchases during the six months ended June 30, 2014.

Note 9. Net Loss Per Share

We compute net loss per share of common stock in conformity with the two-class method required for participating securities. We considered all series of the redeemable convertible preferred stock to be participating securities as the holders of the preferred stock were entitled to receive a non-cumulative dividend on a pari passu basis in the event that a dividend is paid on common stock. We also consider shares of common stock issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of all series of the redeemable convertible preferred stock and the holders of shares of common stock acquired upon early exercise of stock options do not have a contractual obligation to share in our losses. As such, our net losses for the three and six months ended June 30, 2014 and 2013 were not allocated to these participating securities.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including common stock issuable upon conversion of the redeemable convertible preferred stock, outstanding share-based awards, and outstanding warrants, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common stock outstanding would have been anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(21,743)	$(6,352)	$(32,003)	$(11,710)
Less: Accretion of redeemable convertible preferred stock	(6)	(12)	(18)	(24)
Net loss attributable to common stockholders	$(21,749)	$(6,364)	$(32,021)	$(11,734)
Basic shares:
Weighted-average shares used to compute basic net loss per share	45,760	21,568	33,817	21,213
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	45,760	21,568	33,817	21,213
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.48)	$(0.30)	$(0.95)	$(0.55)

The anti-dilutive securities excluded from the shares used to calculate the diluted net loss per share were as follows (in thousands):

	As of June 30,
	2014	2013
Redeemable convertible preferred stock	—	34,323
Shares subject to outstanding common stock options	14,355	9,375
Shares subject to common stock warrants	—	125
Restricted stock units	2,376	498
	16,731	44,321

Note 10. Income Taxes

The effective tax rates for the three and six months ended June 30, 2014 were less than one percent primarily as a result of the estimated tax loss for the fiscal year. Our current tax expense relates to state minimum taxes and foreign income taxes associated with our non-U.S. operations. There were no material changes to the unrecognized tax benefits in the three and six months ended June 30, 2014.

Note 11. Geographic Information

Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.

Revenue

The following table presents our revenue by geographic areas, as determined based on the billing address of our customers (in thousands):

	Three Month Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	$16,858	$9,512	$31,743	$17,568
EMEA	8,241	4,443	14,861	8,243
Other	4,407	2,441	7,994	4,496
Total	$29,506	$16,396	$54,598	$30,307

Long-Lived Assets

The following table presents our long-lived assets by geographic areas (in thousands):

	June 30, 2014	December 31, 2013
United States	$23,079	$6,466
EMEA	4,574	2,054
Other	396	135
Total	$28,049	$8,655

The carrying value of capitalized internal-use software and intangible assets is excluded from the balance of long-lived assets presented in the table above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our final prospectus filed with the SEC on May 16, 2014 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, or the Securities Act.. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

Overview

Zendesk’s mission is to help organizations build successful long-term relationships with their customers. We are a software development company that provides a SaaS customer service platform that enables our customers to provide tailored support through multiple channels, establish effective self-service support resources, proactively serve customers through customer engagement capabilities, integrate with other applications, and consolidate and analyze data from customer interactions.  We also provide SaaS live chat software that can be utilized independently to facilitate proactive communications between organizations and their customers or integrated seamlessly into our platform.

Our business model is designed to drive organic growth, leverage positive word-of-mouth, and remove friction from the evaluation and purchasing process. We offer a range of subscription account plans for our customer service platform and live chat software that vary in pricing per agent based on functionality and the type and amount of product support we offer. The majority of our customers find us online and subscribe to our customer service platform and live chat software directly from our websites. During the three months ended June 30, 2014, 68% of our qualified sales leads, which are largely comprised of prospects that commence a free trial of our customer service platform, came from organic search, customer referrals, and other unpaid sources.  For larger organizations, our sales team focuses on a land and expand strategy, which leverages this grassroots adoption and seeks to expand our footprint within organizations. More recently we have begun to develop a field sales team responsible for lead discovery, qualification, and account management for larger organizations. Many of our existing customers to date have been small to medium sized organizations that make purchasing decisions without interacting with our sales or other personnel; as we continue to focus on and become more dependent on sales to larger organizations, we expect our sales cycles to lengthen and become less predictable.

For the three months ended June 30, 2014 and 2013, our revenue was $29.5 million and $16.4 million, respectively, representing an 80% growth rate. For the six months ended June 30, 2014 and 2013, our revenue was $54.6 million and $30.3 million, respectively, representing an 80% growth rate. For the three months ended June 30, 2014 and 2013, we derived $12.6 million, or 43%, and $6.9 million, or 42%, respectively, of our revenue from customers located outside of the United States. For the six months ended June 30, 2014 and 2013, we derived $22.9 million, or 42%, and $12.7 million, or 42%, respectively, of our revenue from customers located outside of the United States. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. For the three months ended June 30, 2014 and 2013, we generated net losses of $21.7 million and $6.4 million, respectively. For the six months ended June 30, 2014 and 2013, we generated net losses of $32.0 million and $11.7 million, respectively. We intend to invest aggressively to drive continued growth and market leadership.

The growth of our business and our future success depends on many factors, including our ability to continue to innovate, maintain our leadership in the small and medium-sized business, or SMB, market, expand our enterprise customer base, and increase our global customer footprint. While these areas represent significant opportunities for us, we also face significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. We anticipate that we will expand our operations and headcount in the near term. The expected addition of new personnel and the investments that we anticipate will be necessary to manage our anticipated growth, including investments in leasehold improvements and related fixed assets, will make it more difficult for us to achieve profitability. Many of these investments will occur in advance of experiencing any direct benefit and will make it difficult to determine if we are allocating our resources efficiently.

We have focused on rapidly growing our business and plan to continue to invest for long-term growth. We expect to continue to make significant upfront investments in our self-managed colocation data center infrastructure and additional personnel to support our growth. The amount and timing of these upfront infrastructure investments will vary based on our estimates of projected growth and the scale of such deployments. We also expect to continue to make significant investments in our customer support organization including expanding our product support and professional services teams. Over time, we anticipate that we will gain economies of scale by utilizing added capacity within our self-managed colocation data centers and reducing the need for direct incremental personnel costs resulting from growth in our number of customers. As a result, we expect our gross margin to improve in the future, although our gross margin may fluctuate from period to period as our revenue fluctuates and as a result of the timing and amount of investments to expand our product support team, increased share-based compensation expenses, investments in additional personnel, equipment, and facilities to support our platform architecture, as well as the amortization of costs associated with capitalized internal-use software and acquired intangible assets.

We expect our operating expenses to continue to increase in absolute dollars in future periods. We have invested, and expect to continue to invest, in our software development efforts to introduce new products and broaden our customer service platform’s functionality. We plan to continue to expand our sales and marketing organizations, particularly in connection with our efforts to expand our enterprise customer base. We also expect to incur additional general and administrative costs in order to support the growth of our business and meet increased compliance requirements associated with our transition to, and operation as, a public company.

Key Business Metrics

We review a number of operating metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. We do not currently incorporate operating metrics associated with the Zopim live chat software into our measurement of customer accounts or dollar-based net expansion rate.

Number of Customer Accounts.    We believe that our ability to increase our number of accounts on our customer service platform is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. We define the number of customer accounts at the end of any particular period as the number of accounts on our customer service platform, exclusive of free trials, at the end of the period as identified by a unique account identifier. Use of our customer service platform by new customers requires activation of a customer account on our platform. Existing customers may also expand their utilization of our customer service platform by adding new customer accounts and a single consolidated organization or customer may have multiple customer accounts to service separate subsidiaries, divisions, or work processes. Each of these is treated as a separate customer account. An increase in the number of customer accounts generally correlates to an increase in the number of authorized agents licensed to use our platform, which directly affects our revenue and results of operations. We view this metric as a measure of our success in converting new sales opportunities. We had 45,740 customer accounts as of June 30, 2014. As the total number of customer accounts increases, we expect the rate of growth in the number of customer accounts to decline.

Dollar-Based Net Expansion Rate.    Our ability to generate revenue is dependent upon our ability to maintain our relationships with our customers and to increase their utilization of our customer service platform. We believe we can achieve this by focusing on delivering value and functionality that retains our existing customers, expands the number of authorized agents associated with an existing customer account, and results in upgrades to higher-priced subscription plans. Maintaining customer relationships allows us to sustain and increase revenue to the extent customers maintain or increase the number of authorized agents licensed to use our customer service platform. We assess our performance in this area by measuring our dollar-based net expansion rate. Our dollar-based net expansion rate provides a measurement of our ability to increase revenue across our existing customer base through expansion of authorized agents associated with a customer account, and upgrades in subscription plan, as offset by churn, contraction in authorized agents associated with a customer account, and downgrades in subscription plan.

Our dollar-based net expansion rate is based upon our monthly recurring revenue for a set of customer accounts. Monthly recurring revenue for a customer account is a legal and contractual determination made by assessing the contractual terms of each customer account, as of the date of determination, as to the revenue we expect to receive in the next monthly period for that customer account, assuming no changes to the subscription and without taking into account any one-time discounts, if any, that may be applicable to such subscription. Monthly recurring revenue is not determined by reference to historical revenue, deferred revenue or any other United States generally accepted accounting principles, or GAAP, financial measure over any period. It is forward-looking and contractually derived as of the date of determination.

We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate monthly recurring revenue of our customer base as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate monthly recurring revenue of the same customer base included in our measure of base revenue at the end of the annual period being measured. Our dollar-based net expansion rate is also adjusted to eliminate the effect of certain activities that we identify involving the transfer of agents between customer accounts, consolidation of customer accounts, or the split of a single customer account into multiple customer accounts. While not material, we believe the failure to account for these activities would otherwise skew our dollar-based net expansion metrics associated with customers that maintain multiple customer accounts. Our dollar-based net expansion rate was 122% as of June 30, 2014. We expect our dollar-based net expansion rate to decline over time as our aggregate monthly recurring revenue grows.

Prior to the implementation of a new subscription billing system in July 2013, we calculated monthly recurring revenue for a customer account based on the aggregate payment for the subscription to our platform for such customer account, including one-time discounts, and the number of months in the term of the subscription, assuming a 30-day month for the purpose of such calculation. We believe that the impact of the change in our methodology of calculating monthly recurring revenue on our dollar-based net expansion rate is immaterial.

Components of Results of Operations

Revenue

We derive substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on our customer service platform and, to a lesser extent, live chat software. Each subscription may have multiple authorized users, and we refer to each such user as an “agent.” The number of agents ranges from one to thousands for various customer accounts. Our pricing is generally established on a per agent basis. We offer a range of subscription account plans that vary in pricing per agent based on functionality and the type and, for our customer service platform, amount of product support we offer. We sell subscription services under contractual agreements that vary in length, ranging between one month and multiple years, with the majority of subscriptions having a term of either one month or one year.

Subscription fees are generally non-refundable regardless of the actual use of the service. Subscription revenue is affected by the number of customer accounts, number of agents, and the type of plan purchased by our customers, and is recognized ratably over the contractual term of the arrangement beginning on the date that our services are made available to our customers. Subscription services purchased online are typically paid for via a credit card on the date of purchase while subscription services purchased through our internal sales organization are generally billed with monthly, quarterly, or annual payment frequency. Due to our mixed contract lengths and billing frequencies, the annualized value of the arrangements we enter into with our customers may not be fully reflected in deferred revenue at any single point in time. Accordingly, we do not believe that the change in deferred revenue for any period is an accurate indicator of future revenue for a given period of time.

We derive an immaterial amount of revenue from implementation, voice, and training services, for which we recognize revenue upon completion.

Cost of Revenue, Gross Margin, and Operating Expenses

Cost of Revenue.    Cost of revenue consists primarily of personnel costs (including salaries, benefits, and share-based compensation) for employees associated with our platform infrastructure and our product support organizations, depreciation expense associated with the equipment purchased for our self-managed colocation data centers, data center costs related to hosting our platform, amortization expense associated with capitalized internal-use software, amortization expense associated with acquired intangible assets, payment processing fees, and allocated shared costs. We allocate shared costs such as rent, shared information technology costs, and employee benefit costs to all departments based on headcount. As such, allocated shared costs are reflected in cost of revenue and each operating expense category.

We currently utilize third-party managed hosting facilities located in North America, Europe, and Asia and self-managed colocation data centers in which we manage our own network equipment and systems. We currently operate out of two such self-managed colocation data centers located in California and Ireland. In order to improve our long-term cost efficiency, we intend to expand our operations in these and establish other self-managed colocation data centers over time. We also intend to consolidate hosting of our live chat software into our self-managed colocation data centers and conform the live chat software to the technical and other operational and security measures applicable to our customer service platform. In certain markets and for certain products, we may elect not to pursue our self-managed colocation strategy, depending on individual market dynamics.

We intend to continue to invest additional resources in our platform infrastructure and our product support organizations. As we continue to invest in technology innovation, we expect to have increased capitalized internal-use software costs and related amortization. We expect that the investment in technology should not only expand the capability of our customer service platform and live chat software but also increase the efficiency of how we deliver our customer service platform and live chat software, enabling us to improve our gross margin over time. The level and timing of investment in these areas could affect our cost of revenue in the future.

Gross Margin.    Gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period as our revenue fluctuates and as a result of the timing and amount of investments to expand our product support team, increased share-based compensation expenses, investments in additional personnel, equipment, and facilities to support our platform architecture, as well as the amortization of costs associated with capitalized internal-use software and acquired intangible assets.

Research and Development.    Research and development expenses consist primarily of personnel costs (including salaries, benefits, and share-based compensation) for employees associated with our research and development organization, professional fees paid to third-party development resources, and allocated shared costs.

We focus our research and development efforts on the continued development of our customer service platform and live chat software, including the development and deployment of new features and functionality and enhancements to our software architecture. We expect that, in the future, research and development expenses will increase in absolute dollars. However, we expect our research and development expenses to decrease modestly as a percentage of our revenue over time, although this may fluctuate from period to period depending on fluctuations in revenue and the timing and extent of our research and development expenses.

Sales and Marketing.    Sales and marketing expenses consist of personnel costs (including salaries, commissions, benefits, share-based compensation, and travel-related expenses) for employees associated with our sales and marketing organizations, costs of marketing activities, and allocated shared costs. Marketing activities include online lead generation, advertising, promotional events, and public and community relations, as well as product design activities designed to improve the adoption of our customer service platform and live chat software. Sales commissions and other incremental costs to acquire contracts are expensed as incurred.

We focus our sales and marketing efforts on generating awareness of our company, creating sales leads, establishing and promoting our brand, and cultivating a community of successful and vocal customers. We plan to continue investing in sales and marketing by increasing the number of direct sales employees, developing our field sales team, expanding our indirect sales channels, building brand awareness, and sponsoring additional marketing events, which we believe will enable us to add new customers and increase penetration within our existing customer base. Because we do not have a long history of expanding our sales force, we cannot predict whether, or to what extent, our revenue will increase as we expand our sales force or how long it will take for new sales personnel to become productive. We expect our sales and marketing expenses to continue to increase in absolute dollars and continue to be our largest operating expense category for the foreseeable future. We expect our sales and marketing expenses to increase modestly as a percentage of our revenue over time, although this may fluctuate from period to period depending on fluctuations in revenue and the timing and extent of our sales and marketing expenses.

General and Administrative.    General and administrative expenses consist primarily of personnel costs (including salaries, benefits, and share-based compensation) for our executive, finance, legal, human resources, and other administrative employees. In addition, general and administrative expenses include fees for third-party professional services, including consulting, legal, and accounting services, and other corporate expenses and allocated shared costs.

We expect to incur incremental costs associated with supporting the growth of our business, both in terms of size and geographic expansion, and to meet the increased compliance requirements associated with our transition to, and operation as, a public company. Such costs include increases in our accounting, legal, and human resources personnel, additional consulting, legal, and audit fees, insurance costs, board of directors’ compensation and the costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other costs associated with being a public company. As a result, we expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future. However, we expect our general and administrative expenses to decrease modestly as a percentage of our revenue over time, although this may fluctuate from period to period depending on fluctuations in revenue and the timing and extent of our general and administrative expenses.

Other Expense, Net

Other expense, net consists primarily of interest expense associated with our credit facility and transaction gains or losses on foreign currency.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$29,506	$16,396	$54,598	$30,307
Cost of revenue (1)	11,731	5,681	20,726	10,551
Gross profit	17,775	10,715	33,872	19,756
Operating expenses (1):
Research and development	10,499	3,528	15,677	6,877
Sales and marketing	20,339	8,208	34,626	16,203
General and administrative	8,315	5,140	14,699	8,098
Total operating expenses	39,153	16,876	65,002	31,178
Operating loss	(21,378)	(6,161)	(31,130)	(11,422)
Other expense, net	(450)	(133)	(909)	(210)
Loss before provision for income taxes	(21,828)	(6,294)	(32,039)	(11,632)
Provision (benefit) for income taxes	(85)	58	(36)	78
Net loss	$(21,743)	$(6,352)	$(32,003)	$(11,710)

(1) Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$1,010	$61	$1,100	$100
Research and development	4,168	155	4,478	226
Sales and marketing	3,268	229	3,758	388
General and administrative	2,537	2,022	3,471	2,155

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (2)	39.8	34.6	38.0	34.8
Gross profit	60.2	65.4	62.0	65.2
Operating expenses (2):
Research and development	35.6	21.5	28.7	22.7
Sales and marketing	68.9	50.1	63.4	53.5
General and administrative	28.2	31.3	26.9	26.7
Total operating expenses	132.7	102.9	119.1	102.9
Operating loss	(72.5)	(37.6)	(57.0)	(37.7)
Other expense, net	(1.5)	(0.8)	(1.7)	(0.7)
Loss before provision for income taxes	(74.0)	(38.4)	(58.7)	(38.4)
Provision (benefit) for income taxes	(0.3)	0.4	(0.1)	0.3
Net loss	(73.7%)	(38.7%)	(58.6%)	(38.6%)

(2) Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	3.4%	0.4%	2.0%	0.3%
Research and development	14.1	0.9	8.2	0.7
Sales and marketing	11.1	1.4	6.9	1.3
General and administrative	8.6	12.3	6.4	7.1

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands, except percentages)
Revenue	$29,506	$16,396	80%	$54,598	$30,307	80%

Revenue increased $13.1 million, or 80%, in the three months ended June 30, 2014 compared to the same period in 2013. Of the total increase in revenue, $8.6 million, or 65%, was attributable to revenue from new customer accounts acquired from July 1, 2013 through June 30, 2014, net of churn and contraction, and $4.5 million, or 35%, was attributable to revenue from accounts existing on or before June 30, 2013, net of churn and contraction.

Revenue increased $24.3 million, or 80%, in the six months ended June 30, 2014 compared to the same period in 2013 due to the addition of new customer accounts and the continued expansion of existing customer accounts.

Cost of Revenue and Gross Margin

Prior to the IPO, we granted RSUs and certain stock options with both a service condition and a performance condition, or Performance Awards.  The service condition for substantially all of the Performance Awards is satisfied over three or four years. The performance condition was satisfied upon the effectiveness of the registration statement related to our IPO. No share-based compensation expense had been recognized for the Performance Awards prior to the IPO. Upon the satisfaction of the performance condition, we recognized a cumulative share-based compensation expense for the portion of the Performance Awards that had met the service condition. In the three and six months ended June 30, 2014, share-based compensation expense related to the Performance Awards was $6.1 million, including $0.6 million in cost of revenue, $3.2 million in research and development, $1.3 million in sales and marketing, and $1.0 million in general and administrative expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands, except percentages)
Cost or Revenue	$11,731	$5,681	106%	$20,726	$10,551	96%
Gross Margin	60.2%	65.4%	—	62.0%	65.2%	—

Cost of revenue increased $6.1 million, or 106%, and $10.2 million, or 96%, in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The overall increases were primarily due to increased employee compensation-related costs of $3.0 million and $4.8 million, increased depreciation expense and other costs associated with our self-managed colocation data centers of $0.7 million and $1.5 million, and increased hosting fees of $0.4 million and $0.7 million for the three and six months ended June 30, 2014, respectively, compared to the same period in 2013. The increases in employee compensation-related costs were due to our substantial increase in headcount year over year and the share-based compensation expense related to the Performance Awards described above. The increases in depreciation expense and other costs associated with our self-managed colocation data centers were driven by our investments in building out and increasing capacity within our self-managed colocation data centers. Hosting fees for our platform infrastructure also increased as we increased capacity in third-party managed data centers to support our growth. Further contributing to the increase were increases in allocated shared costs of $0.9 million and $1.7 million, and increases in amortization expense associated with capitalized internal-use software of $0.5 million and $0.7 million for the three and six months ended June 30, 2014, respectively, compared to the same period in 2013. The increases in allocated shared costs were mainly driven by increased facilities and information technology costs.

Our gross margin decreased 5.2% and 3.2% for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The decreases in gross margin were primarily due to a 5.1% and 3.8% increase in employee-related compensation expense as a percentage of revenue for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013.  The increases in employee-related compensation expense were driven by our investment in growing our customer support organization to support the growth of our customer base and the share-based compensation expense related to the Performance Awards described above.

Operating Expenses

Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands, except percentages)
Research and Development	$10,499	$3,528	198%	$15,677	$6,877	128%

Research and development expenses increased $7.0 million, or 198%, and $8.8 million, or 128% in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increases were primarily due to increased employee compensation-related costs of $6.0 million and $6.9 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, driven by a substantial increase in our headcount year over year and the share-based compensation expense related to the Performance Awards described above. Other expenses, including allocated shared costs, travel expenses and consulting fees, increased $1.0 million and $1.9 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013.

Sales and Marketing Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands, except percentages)
Sales and Marketing	$20,339	$8,208	148%	$34,626	$16,203	114%

Sales and marketing expenses increased $12.1 million, or 148%, and $18.4 million, or 114%, in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The overall increases were primarily due to increased employee compensation-related costs of $7.9 million and $10.6 million, and increased marketing program costs of $1.6 million and $3.0 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increases in employee compensation-related costs were driven by a substantial increase in our sales force year over year, the share-based compensation expense related to the Performance Awards described above, and $1.2 million of share-based compensation expense related to the accelerated vesting of certain stock options during the three months ended June 30, 2014. The increases in marketing program costs in the three and six months ended June 30, 2014 were primarily driven by increases in online lead generation marketing programs to drive the adoption of our customer service platform. Additionally, other expenses, including allocated shared costs, travel expenses, and consulting fees, increased $2.6 million and $4.8 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013.

General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands, except percentages)
General and Administrative	$8,315	$5,140	62%	$14,699	$8,098	82%

General and administrative expenses increased $3.2 million, or 62%, and $6.6 million, or 82%, in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The overall increases were primarily due to increased employee compensation-related costs of $1.7 million and $3.7 million, and increased professional and outside services costs of $0.4 million and $1.2 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increases in employee compensation-related costs were due to a substantial increase in headcount year over year and the share-based compensation expense related to the Performance Awards described above, partially offset by $1.7 million of share-based compensation expense recorded in the three months ended June 30, 2013 related to the accelerated vesting of certain stock options. The increases in professional and outside services costs, comprised primarily of fees related to legal and accounting services, were driven by increased level of business activities and increased compliance costs as a public company.  Also contributing to the increased professional and outside services costs was $0.6 million of professional services fees incurred during the three months ended March 31, 2014 in connection with the acquisition of Zopim. Additionally, allocated shared costs increased $1.1 million and $1.7 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013.

Other Expense, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands, except percentages)
Other Expense, Net	$450	$133	238%	$909	$210	333%

Other expense, net increased $0.3 million, or 238%, and $0.7 million, or 333%, in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013 due to interest expense in connection with borrowings under our credit facility.

Credit Facility

We have a credit facility with Silicon Valley Bank consisting of a $20.0 million revolving line of credit and a $10.0 million equipment line of credit. As of December 31, 2013, the outstanding balance under the revolving line of credit was $20.0 million. On June 9, 2014, we repaid all outstanding principal and accrued interest under the revolving line of credit and as of June 30, 2014 there was no outstanding balance.  As of June 30, 2014 and December 31, 2013, the outstanding balance under the equipment line of credit was $7.7 million and $3.8 million, respectively.

Prior to our IPO, borrowings on the revolving line of credit bore interest at the prime rate plus 2.0%. Upon the consummation of the IPO, the interest rate was reduced to the prime rate. Borrowings on the revolving line of credit are subject to a borrowing base limit determined monthly based on our recurring revenue metrics from previous months and the ratio of certain current assets to current liabilities as of the previous month end. To the extent we borrow funds pursuant to the revolving line of credit, we are entitled to make interest-only payments until January 1, 2016, when the outstanding balance is due in full.

Borrowings on the equipment line of credit bear interest of 2.5% per annum. For each equipment advance, we are entitled to make interest-only payments until September 14, 2014, when the last draw against the equipment line of credit can be made. The outstanding balance as of September 14, 2014 will be payable in equal monthly installments for 30 months thereafter, with the last payment due on March 14, 2017. We are also required to make a final payment fee of 4.0% of the aggregate principal amount of all historical advances made under the equipment line of credit on March 14, 2017.

The credit facility is collateralized by substantially all of our assets, excluding our intellectual property. Our domestic subsidiary is a guarantor of the credit facility and we have pledged up to 65% of the equity in our international subsidiaries as collateral. The credit facility also imposes various covenants on us, including the delivery of financial and other information, the maintenance of our primary operating and securities accounts with the lender, the maintenance of minimum revenue targets and an agreed upon ratio of certain current assets to current liabilities, as well as limitations on dispositions, changes in business or management, certain mergers or consolidations, dividends and other corporate activities. As of June 30, 2014 and December 31, 2013, we were in compliance with all of the covenants contained in the credit facility.

Liquidity and Capital Resources

As of June 30, 2014, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $132.2 million, which were held for working capital purposes, as well as the available balance of our credit facility. Our cash, cash equivalents, and marketable securities are comprised primarily of money market funds and corporate bonds.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2014	2013
Cash used in operating activities	$(5,088)	$(162)
Cash used in investing activities	(19,122)	(18,732)
Cash provided by financing activities	90,541	67

To date, we have financed our operations primarily through sales of equity securities. From our inception through June 30, 2014, we have received cash proceeds of $175.7 million from the sale of equity securities, net of issuance costs paid. We have also financed our operations through customer payments for subscription to our platform and borrowings under our credit facility. We believe that our existing cash, cash equivalents, and marketable securities balance together with cash generated from operations and the available balance of our credit facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Our future capital requirements will depend on many factors including growth in our customer accounts and continued customer expansion, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, ongoing investments in our platform infrastructure, and the introduction of new and enhanced products, features and functionality. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.

In March 2014, we completed the acquisition of Zopim. The purchase price of approximately $15.8 million ($4.9 million of cash and $10.9 million of our common stock) includes $1.1 million of cash and $2.4 million of common stock consideration held back between 12 and 18 months as partial security for standard indemnification obligations and which is payable in the future under terms specified in the stock purchase agreement. In connection with the acquisition of Zopim, we established a retention plan pursuant to which we will pay up to $13.9 million in cash and equity consideration over two and three years, respectively, to Zopim employees in connection with their continued employment.

Our RSUs granted prior to the IPO vest upon the satisfaction of both a service and a performance condition. The service condition is satisfied over three or four years. We deemed the performance condition to be satisfied upon the effectiveness of the registration statement related to our IPO. Certain vested RSUs held by our employees were net settled upon satisfaction of the performance condition in the three months ended June 30, 2014 and we withheld shares and remitted income tax on behalf of the applicable employees of $1.0 million in cash at the applicable minimum statutory rates. We may net settle RSUs in the future and use cash to pay employees’ tax obligations in connection with such settlements.

Operating Activities

Our largest source of operating cash inflows is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for employee-related expenditures, hosting fees, and leased facilities.

Net cash used in operating activities in the six months ended June 30, 2014 was $5.1 million, reflecting our net loss of $32.0 million, adjusted by non-cash charges including share-based compensation expense of $12.8 million, depreciation and amortization of $4.5 million, and changes in our working capital. The changes in our working capital were primarily attributable to an increase in deferred revenue of $9.6 million due to the growth in sales of our subscription services, an increase in accrued compensation liabilities of $3.4 million due to the increase in headcount and timing of the last payroll of the three month period ended June 30, 2014, an increase of $0.9 million in accrued liabilities due to timing of payments and a higher level of expenses consistent with the overall growth of our business, and an increase in other assets and liabilities of $0.5 million due to increased deferred rent related to our newly leased office facilities. These sources of cash flow were partially offset by an increase in prepaid expenses and other current assets of $2.6 million primarily due to increases in prepaid insurance premiums and prepaid subscriptions for software used in our operations.  The sources of cash flow were also offset by an increase in accounts receivable of $1.9 million due to timing of customer billing.

Net cash used in operating activities in the six months ended June 30, 2013 was $0.2 million, reflecting our net loss of $11.7 million, adjusted by non-cash charges including share-based compensation expense of $2.9 million, depreciation and amortization of $2.2 million, and changes in our working capital. The changes in our working capital were primarily attributable to an increase in deferred revenue of $5.9 million due to the growth in sales of our subscription services, an increase in accrued liabilities of $0.9 million due to timing of payments and a higher level of expenses consistent with the overall growth of our business, and an increase in accrued compensation liabilities of $0.8 million due to the increase in headcount and timing of the last payroll of the quarter. These sources of cash flow were partially offset by an increase in accounts receivable of $1.0 million due to timing of customer billings, and an increase in prepaid expenses and other current assets of $0.8 million primarily due to increases in prepaid subscriptions for software used in our operations.

Investing Activities

Net cash used in investing activities in the six months ended June 30, 2014 of $19.1 million was primarily attributable to purchases of property and equipment of $13.1 million associated with our newly leased office facilities and hosting equipment to build out our self-managed colocation data centers, purchases of marketable securities of $6.5 million, capitalized software development costs of $3.9 million associated with the development of additional features and functionality of our platform, and payments of $1.9 million for the acquisition of Zopim, net of cash acquired. The use of cash in investing activities was partially offset by the maturities of marketable securities of $6.3 million.

Net cash used in investing activities in the six months ended June 30, 2013 of $18.7 million was primarily attributable to purchases of marketable securities of $12.4 million, purchases of property and equipment of $4.0 million associated with hosting equipment to build out our self-managed colocation data centers, and capitalized software development costs of $2.3 million associated with the development of additional features and functionality of our platform.

Financing Activities

During the six months ended June 30, 2014, cash provided by financing activities of $90.5 million was primarily attributable to proceeds from the IPO net of issuance costs of $104.4 million, borrowings under our credit facility of $3.9 million and proceeds from exercise of stock options of $3.4 million, partially offset by repayment of the outstanding balance under our revolving line of credit of $20.0 million, and payments for withholding taxes related to the net share settlement of our equity awards of $1.0 million.

During the six months ended June 30, 2013, cash provided by financing activities of $67,000 was primarily attributable to proceeds from exercise of stock options of $0.2 million, offset by payments on capital lease obligations of $0.2 million.

Critical Accounting Polices and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP. In the preparation of these condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates.

There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2014 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our final prospectus filed with the SEC in May 2014 pursuant to Rule 424(b) of the Securities Act.

Recently Issued and Adopted Accounting Pronouncements

On May 28, 2014, the Financial Accounting Statements Board, or FASB, issued ASU 2014-09 regarding ASC Topic 606 “Revenue from Contracts with Customers.” This ASU provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU will be effective for our fiscal year beginning January 1, 2017. Early adoption is not permitted. We are currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Contractual Obligations and Other Commitments

Except as set forth in Note 7, there were no material changes in our commitments under contractual obligations, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2013.

Our principal commitments consist of obligations under our credit facility, capital leases for equipment and operating leases for office space, and contractual commitments for hosting and other support services.

Off-Balance Sheet Arrangements

Through June 30, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We conduct transactions, particularly intercompany transactions, in foreign currencies, primarily the British Pound Sterling, Euro, Australian Dollar, Danish Krone, Japanese Yen, and Singapore Dollar. Except for our Singapore subsidiary, our international subsidiaries maintain certain current asset and current liability balances that are denominated in currencies other than the functional currencies of these entities, which is the U.S. dollar. Our Singapore subsidiary’s functional currency is the Singapore Dollar. Changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and results of operations due to transactional and translational remeasurement that is reflected in our earnings. While we have primarily transacted with customers in the U.S. dollar, we have also historically transacted in foreign currencies for subscriptions to our customer service platform and expect to significantly expand the number of transactions with customers that are denominated in foreign currencies in the near future.

Foreign currency gains and losses were not significant for each of the three and six months ended June 30, 2014 and 2013. While we have not engaged in hedging of our foreign currency transactions to date, we are currently evaluating the costs and benefits of initiating such a program and may, in the future, hedge selected significant transactions denominated in currencies other than the U.S. dollar.

Interest Rate Sensitivity

We had cash, cash equivalents and marketable securities totaling $132.2 million at June 30, 2014, of which $23.0 million was invested in money market funds and corporate bonds. We had cash, cash equivalents and marketable securities totaling $65.8 million as of December 31, 2013, of which $23.0 million was invested in money market funds and corporate bonds. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.

As of June 30, 2014 and December 31, 2013, we do not believe that an increase or decrease in interest rates of ten percent (10%) would have a material effect on the value of our cash equivalents and portfolio of marketable securities. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability, and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this report, and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

Risks Related to Our Business

We derive, and expect to continue to derive, substantially all of our revenue and cash flows from our customer service platform. If we fail to adapt this platform to changing market dynamics and customer preferences or to achieve increased market acceptance of our customer service platform, our business, results of operations, financial condition, and growth prospects would be harmed.

We derive, and expect to continue to derive, substantially all of our revenue and cash flows from sales of subscriptions to our customer service platform. As such, the market acceptance of this platform is critical to our success. Demand for our customer service platform is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our platform by customers for existing and new use cases, the timing of development and release of new products, features, and functionality introduced by our competitors, technological change, and growth or contraction in our addressable market. We expect that an increasing focus on customer satisfaction and the growth of various communications channels will profoundly impact the market for customer support software and blur distinctions between traditionally separate systems for customer support, marketing automation, and customer relationship management, enabling new competitors to emerge. If we are unable to meet customer demands to manage customer experiences through flexible solutions designed to address all these needs or otherwise achieve more widespread market acceptance of our customer service platform, our business, results of operations, financial condition, and growth prospects will be adversely affected.

We have a history of losses and we expect our revenue growth rate to decline. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain our profitability.

We have incurred net losses in each year since our inception, including net losses of $21.7 million and $6.4 million in the three months ended June 30, 2014 and 2013, respectively, and net losses of $32.0 million and $11.7 million for the six months ended June 30, 2014 and 2013, respectively. We had an accumulated deficit of $96.5 million at June 30, 2014. For the three months ended June 30, 2014 and 2013, our revenue was $29.5 million and $16.4 million, respectively, representing an 80% growth rate. For the six months ended June 30, 2014 and 2013, our revenue was $54.6 million and $30.3 million, respectively, representing an 80% growth rate. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

—

development of our customer service platform, including investments in our research and development team, the development or acquisition of new products, features and functionality, and improvements to the scalability, availability, and security of our customer service platform;

—

our technology infrastructure, including expansion of our activities in third-party data centers in which we lease space and where we manage our own hosting and network equipment, or self-managed colocation data centers, enhancements to our network operations and infrastructure, and hiring of additional employees for our operations team;

—	sales and marketing, including a significant expansion of our direct sales organization;
—	additional international expansion in an effort to increase our customer base and sales; and
—	general administration, including legal, accounting, and other expenses related to being a public company.

These investments may not result in increased revenue or growth of our business. If we fail to continue to grow our revenue, our operating results, and business would be harmed.

We have a limited operating history, which makes it difficult to evaluate our prospects and future operating results.

We incorporated and first launched our customer service platform in 2007. As a result of our limited operating history, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth has been inconsistent, and should not be considered indicative of our future performance. Further, in future periods, our revenue could decline for a number of reasons, including any reduction in demand for our customer service platform or live chat software, increase in competition, contraction of our overall market, or our failure, for any reason, to capitalize on growth opportunities. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

If we are not able to develop enhancements to our customer service platform or live chat software that achieve market acceptance and that keep pace with technological developments, our business would be harmed.

Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing platform and live chat software and to introduce new products and services. In order to grow our business, we must develop products and services that reflect the changing nature of customer service, and expand beyond customer service to other areas of managing relationships with customers. The success of any enhancement to our customer service platform or live chat software depends on several factors, including timely completion, adequate quality testing, and market acceptance. Any new product or service that we develop may not be introduced in a timely or cost-effective manner, may contain defects, or may not achieve the market acceptance necessary to generate sufficient revenue. If we are unable to successfully develop new products or services, enhance our existing customer service platform and live chat software to meet customer requirements, or otherwise gain market acceptance, our business and operating results will be harmed.

Because our customer service platform and live chat software are available over the Internet, we need to continuously modify and enhance them to keep pace with changes in Internet-related hardware, software, communications, and database technologies and standards. If we are unable to respond in a timely and cost-effective manner to these rapid technological developments and changes in standards, our customer service platform and live chat software may become less marketable, less competitive, or obsolete, and our operating results will be harmed.

If we fail to effectively manage our growth and organizational change in a manner that preserves the key aspects of our culture, our business and operating results could be harmed.

We have experienced and may continue to experience rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from 368 employees on June 30, 2013 to 712 employees on June 30, 2014. In addition, we have established subsidiaries in Denmark, the United Kingdom, Australia, Ireland, Japan, the Philippines, and Brazil since our inception in 2007, and, as a result of the acquisition of Zopim, we also have a subsidiary in Singapore. We may continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of customers, end users, transactions, and data that our customer service platform and our associated hosting infrastructure support. Finally, our organizational structure is becoming more complex and we may need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures to manage this complexity. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, simplicity in design, and attention to customer satisfaction that has been critical to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The market for customer service solutions is fragmented, rapidly evolving, and highly competitive, with relatively low barriers to entry. Among the small to medium sized organizations that make up a large proportion of our customers, we often compete with general use computer applications and other tools, which these organizations use to provide support and which can be deployed for little or no cost. These include shared accounts for email communication, phone banks for voice communication, and pen and paper, text editors, and spreadsheets for tracking and management. With respect to larger organizations and enterprises seeking to deploy a customer service software system, we have many competitors that are larger and which have greater name recognition, much longer operating histories, more established customer relationships, larger marketing budgets, and significantly greater resources than we do.

Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. With the introduction of new technologies, the evolution of our platform, and new market entrants, we expect competition to intensify in the future. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our platform to achieve or maintain more widespread market acceptance, any of which could harm our business.

We face competition from in-house software systems, large integrated systems vendors, and smaller companies offering alternative SaaS applications. Our competitors vary in size and in the breadth and scope of the products and services they offer. We face substantial competition from salesforce.com, Inc., Oracle Corporation, Verint Systems, Inc., and Microsoft Corporation, each of which can bundle competing products and services with other software offerings, or offer them at a low price as part of a larger sale. Additionally, for organizations seeking software to support employee service and other internal use cases, we compete with companies such as ServiceNow, Inc., BMC Software, Inc., and Hewlett-Packard Company. In addition, we compete with a number of other SaaS providers with focused customer support applications, including desk.com (a salesforce.com service), Kayako Helpdesk Pvt. Ltd., Freshdesk, Inc., Brightwurks, Inc. (Help Scout), SupportBee, Inc., and Tenmiles Technologies Pvt. Ltd. (Happy Fox), many of which offer free or significantly discounted prices for their services. Further, other established SaaS providers not currently focused on customer support may expand their services to compete with us. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Additionally, some potential customers, particularly large organizations, have elected, and may in the future elect, to develop their own internal customer support software system. Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult to compete with them. For all of these reasons, we may not be able to compete successfully against our current and future competitors, which would harm our business.

If the market for SaaS business software applications develops more slowly than we expect or declines, our business would be adversely affected.

The market for SaaS business software applications is less mature than the market for on-premise business software applications, and the adoption rate of SaaS business software applications may be slower among subscribers in industries with heightened data security interests or business practices requiring highly customizable application software. Our success will depend to a substantial extent on the widespread adoption of SaaS business applications in general, and of SaaS customer service applications in particular. Many organizations have invested substantial personnel and financial resources to integrate traditional on-premise business software applications into their businesses, and therefore may be reluctant or unwilling to migrate to SaaS applications. It is difficult to predict customer adoption rates and demand for our customer service platform and live chat software, the future growth rate and size of the SaaS business applications market or the entry of competitive applications. The expansion of the SaaS business applications market depends on a number of factors, including the cost, performance, and perceived value associated with SaaS, as well as the ability of SaaS providers to address data security and privacy concerns. Additionally, government agencies have adopted, or may adopt, laws and regulations regarding the collection and use of personal information obtained from consumers and other individuals, or may seek to access information on our platform, either of which may reduce the overall demand for our platform. If we or other SaaS providers experience data security incidents, loss of customer data, disruptions in delivery, or other problems, the market for SaaS business applications, including our customer service platform and live chat software, may be negatively affected. If SaaS business applications do not continue to achieve market acceptance, or there is a reduction in demand for SaaS business applications caused by a lack of customer acceptance, technological challenges, weakening economic conditions, data security or privacy concerns, governmental regulation, competing technologies and products, or decreases in information technology spending, it would result in decreased revenue and our business would be adversely affected.

If we are not successful in selling our live chat software as a standalone service or more fully integrating our Zopim live chat software with our customer service platform, our business could be harmed.

As a result of the acquisition of Zopim, we now sell the Zopim live chat software as a standalone service. The Zopim live chat software can also be integrated with our customer service platform as a means to enable live chat functionality for agents and this integration is now the primary means by which we offer chat functionality on our customer service platform.

We have limited experience selling separate products in general or live chat software in particular, and as a result, our live chat software may not gain acceptance with our customers and potential customers.

Our reliance on the Zopim live chat software as a primary means of enabling chat functionality in connection with our customer service platform may not be successful. In particular, we charge a separate subscription fee per chat-enabled agent. While we believe the Zopim live chat software represents a substantial upgrade in functionality over the chat functionality historically embedded in our customer service platform, our current or prospective customers may resist paying for functionality that, to some degree, was previously available to all agents under a single subscription to our customer service platform. If our customers do not purchase the Zopim live chat software as a standalone service or as integrated with our customer service platform, our business, revenue, and operating results could be harmed.

If our security measures are breached or unauthorized access to customer data is otherwise obtained, our customer service platform and live chat software may be perceived as insecure, we may lose existing customers or fail to attract new customers, and we may incur significant liabilities.

Use of our customer service platform and live chat software involve the storage, transmission, and processing of our customers’ proprietary data, including personal or identifying information regarding their customers or employees. Unauthorized access or security breaches of our customer service platform or live chat software could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities. We have incurred and expect to incur significant expenses to prevent security breaches, including deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants. Our errors and omissions insurance coverage covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all liability.

We have experienced significant breaches of our security measures and our customer service platform and live chat software are at risk for future breaches as a result of third-party action, employee, vendor, or contractor error, malfeasance, or other factors. For example, in February 2013, we experienced a security breach involving unauthorized access to three of our customers’ accounts and personal information of consumers maintained in those customer accounts.

We have only been offering the Zopim live chat software since the completion of our acquisition of Zopim in March 2014. We are aware that Zopim experienced breaches of its security measures prior to the acquisition. The systems, networks, personnel, equipment, and vendors utilized to provide our live chat software are entirely separate from those utilized in connection with our customer service platform and have not been subject to the same security reviews and assessments as those used to provide our customer service platform. Our failure to complete these assessments and implement improvements to the security measures deployed to protect our live chat software in a timely manner could increase our risk of a security breach with respect to this service, which would harm our business as a whole.

Because the techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.

Because data security is a critical competitive factor in our industry, we make numerous statements in our privacy policies and terms of service, through our certifications to privacy standards, and in our marketing materials, providing assurances about the security of our customer service platform and live chat software including detailed descriptions of security measures we employ. Should any of these statements be untrue or become untrue, even through circumstances beyond our reasonable control, we may face claims of misrepresentation or deceptiveness by the U.S. Federal Trade Commission, state and foreign regulators, and private litigants.

Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results.

Our continued growth depends in part on the ability of our existing and potential customers to access our customer service platform and live chat software at any time and within an acceptable amount of time. Our customer service platform and live chat software are proprietary, and we rely on the expertise of members of our engineering, operations, and software development teams for their continued performance. We have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing our customer service platform or live chat software simultaneously, denial of service attacks, or other security related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our customer service platform and live chat software become more complex and our user traffic increases. If our customer service platform or live chat software is unavailable or if our users are unable to access our customer service platform or live chat software within a reasonable amount of time or at all, our business would be negatively affected. In addition, our infrastructure does not currently include the real-time mirroring of data. Therefore, in the event of any of the factors described above, or certain other failures of our infrastructure, customer data may be permanently lost. Moreover, some of our customer agreements include performance guarantees and service level standards that obligate us to provide credits or termination rights in the event of a significant disruption in our platform. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

Real or perceived errors, failures, or bugs in our customer service platform or live chat software could adversely affect our operating results and growth prospects.

Because our customer service platform and live chat software are complex, undetected errors, failures, vulnerabilities, or bugs may occur, especially when updates are deployed. Our customer service platform and live chat software are often used in connection with large-scale computing environments with different operating systems, system management software, equipment, and networking configurations, which may cause errors or failures of our customer service platform, our live chat software, or other aspects of the computing environment into which they are deployed. In addition, deployment of our customer service platform or live chat software into complicated, large-scale computing environments may expose undetected errors, failures, vulnerabilities, or bugs in our customer service platform or live chat software. We have discovered and expect will continue to discover software errors, failures, vulnerabilities, and bugs in our customer service platform and live chat software, some of which have or may only be discovered and remediated after deployment to customers. Real or perceived errors, failures, or bugs in our customer service platform or live chat software could result in negative publicity, loss of or delay in market acceptance of our customer service platform or live chat software, loss of competitive position, or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem.

Incorrect or improper implementation or use of our customer service platform or live chat software could result in customer dissatisfaction and negatively affect our business, results of operations, financial condition, and growth prospects.

Our customer service platform and live chat software are deployed in a wide variety of technology environments and into a broad range of complex workflows. Increasingly, our customer service platform and live chat software have been integrated into large-scale, complex technology environments, and specialized use cases, and we believe our future success will depend on our ability to increase use of our customer service platform and live chat software in such deployments. We often assist our customers in implementing our customer service platform and live chat software, but many customers attempt to implement even complex deployments themselves. If we or our customers are unable to implement our customer service platform or live chat software successfully, or unable to do so in a timely manner, customer perceptions of our customer service platform, our live chat software, and company may be impaired, our reputation and brand may suffer, and customers may choose not to renew or expand the use of our customer service platform or live chat software.

Our customers and third-party partners may need training in the proper use of our customer service platform or live chat software to maximize its potential. If our customer service platform or live chat software is not implemented or used correctly or as intended, inadequate performance may result. Because our customers rely on our customer service platform to manage a wide range of operations, the incorrect or improper implementation or use of our customer service platform, our failure to train customers on how to efficiently and effectively use our customer service platform, or our failure to provide adequate product support to our customers, may result in negative publicity or legal claims against us. Also, as we continue to expand our customer base, any failure by us to properly provide these services will likely result in lost opportunities for additional subscriptions to our customer service platform and live chat software.

Any failure to offer high-quality product support may adversely affect our relationships with our customers and our financial results.

In deploying and using our customer service platform and live chat software, our customers depend on our product support team to resolve complex technical and operational issues. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for product support. We also may be unable to modify the nature, scope, and delivery of our product support to compete with changes in product support services provided by our competitors. Increased customer demand for product support, without corresponding revenue, could increase costs and adversely affect our operating results. Our sales are highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality product support, or a market perception that we do not maintain high-quality product support, could adversely affect our reputation, our ability to sell our customer service platform and live chat software to existing and prospective customers, our business, operating results, and financial position.

We depend on our executive officers and other key employees and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, support, general and administrative functions, and on individual contributors in our research and development and operations. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers, especially our Chief Executive Officer, or key employees could have an adverse effect on our business.

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, is intense, especially for engineers experienced in designing and developing software and SaaS applications and experienced sales professionals. We have, from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

We are highly dependent upon free trials of our customer service platform and live chat software and other inbound lead generation strategies to drive our sales and revenue. If these strategies fail to continue to generate sales opportunities or do not convert into paying customers, our business and results of operations would be harmed.

We are highly dependent upon our marketing strategy of offering free trials of our customer service platform and live chat software and other inbound lead generation strategies to generate sales opportunities. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. Many users never convert from the trial version to the paid version of our customer service platform or live chat software. Further, we often depend on individuals within an organization who initiate the trial versions of our customer service platform and live chat software being able to convince decision makers within their organization to convert to a paid version. Many of these organizations have complex and multi-layered purchasing requirements. To the extent that these users do not become, or are unable to convince others to become, paying customers, we will not realize the intended benefits of this marketing strategy and our ability to grow our revenue will be adversely affected.

We employ a pricing model that subjects us to various challenges that could make it difficult for us to derive sufficient value from our customers.

We charge our customers for their use of our customer service platform based on the number of users they enable as “agents” to provide customer service under their customer account. At the same time, we provide features and functionality within our customer service platform that enable our customers to promote customer self-service and otherwise efficiently and cost-effectively address product support requests without the need for substantial human interaction. As a result of these features, customer agent staffing requirements may be minimized and our revenue may be adversely impacted.

We separately charge on a per agent basis for the use of our live chat software. Historically, we provided limited chat functionality for all agents within our customer service platform for no additional charge. With the integration of our live-chat software into our customer service platform, we now generally require a separate subscription to enable chat functionality in connection with our customer service platform. We do not know whether our customers or the market in general will accept this change in our pricing model and if it fails to gain acceptance our business and results of operations could be harmed.

Our terms of service prohibit the sharing of user logins and passwords. These restrictions may be improperly circumvented or otherwise bypassed by certain users and, if they are, we may not be able to capture the full value for the use of our customer service platform. We license access and use of our customer service platform and live chat software exclusively for our customers’ internal use only. If customers improperly resell or otherwise make our customer service platform or live chat software available to their customers, it may cannibalize our sales or commoditize our customer service platform and live chat software in the market. Additionally, if a customer that has received a volume discount from us offers our customer service platform to its customers in violation of our terms of service, we may experience price erosion and be unable to capture sufficient value from the use of our customer service platform or live chat software by those customers.

While our terms of service provide us the ability to enforce our terms, our customers may resist or refuse to allow us to audit their usage, in which case we may have to pursue legal recourse to enforce our rights. Any such enforcement action would require us to spend money, distract management, and potentially adversely affect our relationship with our customers.

We do not have the history with our subscription or pricing models necessary to accurately predict optimal pricing necessary to attract new customers and retain existing customers.

We have limited experience with respect to determining the optimal prices for our customer service platform and live chat software and as a result, we have in the past and expect in the future that we will need to change our pricing model from time to time. For example, in September 2013, we changed the way we price subscription plans for our customer service platform and have not yet determined the long-term impact of this change. As the market for our customer service platform and live chat software matures, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically. Pricing decisions may also impact the mix of adoption among our subscription plans and negatively impact our overall revenue. Moreover, larger organizations, which are a primary focus of our direct sales efforts, may demand substantial price concessions. As a result, in the future we may be required to reduce our prices, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.

Our financial results may fluctuate due to increasing variability in our sales cycles.

We plan our expenses based on certain assumptions about the length and variability of our sales cycle. These assumptions are based upon historical trends for sales cycles and conversion rates associated with our existing customers, many of whom to date have been small to medium-sized organizations that make purchasing decisions without interacting with our sales or other personnel. As we continue to focus on and become more dependent on sales to larger organizations, we expect our sales cycles to lengthen and become less predictable. This may adversely affect our financial results. Factors that may influence the length and variability of our sales cycle include:

—	the need to educate prospective customers about the uses and benefits of our customer service platform and live chat software;
—	the discretionary nature of purchasing and budget cycles and decisions;
—	the competitive nature of evaluation and purchasing processes;
—	evolving functionality demands;
—	announcements or planned introductions of new products, features, or functionality by us or our competitors; and
—	lengthy purchasing approval processes.

Our increasing dependence on sales to larger organizations may increase the variability of our financial results. If we are unable to close one or more expected significant transactions with these customers in a particular period, or if an expected transaction is delayed until a subsequent period, our operating results for that period, and for any future periods in which revenue from such transaction would otherwise have been recognized, may be adversely affected.

Our quarterly results may fluctuate for various other reasons, and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.

Our quarterly financial results may fluctuate as a result of a variety of other factors, many of which are outside of our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our common stock could decline substantially. Some of the important factors that may cause our revenue, operating results, and cash flows to fluctuate from quarter to quarter include:

—	our ability to attract new customers, retain and increase sales to existing customers, and satisfy our customers’ requirements;
—	the number of new employees added;
—	the rate of expansion and productivity of our sales force;
—	changes in our or our competitors’ pricing policies;
—	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;
—	new products, features, or functionalities introduced by our competitors;
—	significant security breaches, technical difficulties, or interruptions to our customer service platform or live chat software;

—	the timing of customer payments and payment defaults by customers;
—

general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional subscriptions, delay a prospective customer’s purchasing decision, reduce the value of new subscription contracts, or affect customer retention;

—	changes in the relative and absolute levels of professional services we provide;
—	changes in foreign currency exchange rates;
—	extraordinary expenses such as litigation or other dispute-related settlement payments;
—	the impact of new accounting pronouncements; and
—	the timing of the grant or vesting of equity awards to employees.

Many of these factors are outside of our control, and the occurrence of one or more of them might cause our revenue, operating results, and cash flows to vary widely. As such, we believe that quarter-to-quarter comparisons of our revenue, operating results, and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

Unfavorable conditions in our industry or the global economy or reductions in information technology spending could limit our ability to grow our business and negatively affect our operating results.

Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for business software applications and services generally and for customer service systems in particular. In addition, our revenue is entirely dependent on the number of users of our customer service platform or live chat software at each of our customers, which in turn is influenced by the employment and hiring patterns of our customers. To the extent that weak economic conditions cause our customers and prospective customers to freeze or reduce their hiring for personnel providing service and support, demand for our customer service platform and live chat software may be negatively affected. Historically, during economic downturns there have been reductions in spending on information technology and customer service systems as well as pressure for extended billing terms and other financial concessions. If economic conditions deteriorate, our customers and prospective customers may elect to decrease their information technology and customer service budgets, which would limit our ability to grow our business and negatively affect our operating results.

Our business depends substantially on our customers renewing their subscriptions and purchasing additional subscriptions from us. Any decline in our customer retention or expansion would harm our future operating results.

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions when the initial contract term expires and add additional authorized users to their customer accounts. Even though the majority of our revenue is derived from subscriptions to our customer service platform that have terms longer than one month, a significant portion of the subscriptions to our customer service platform have monthly terms. Our customers have no obligation to renew their subscriptions, and our customers may not renew subscriptions with a similar contract period or with the same or a greater number of agents. Some of our customers have elected not to renew their agreements with us and we do not have enough history to accurately predict long-term customer retention.

Our customer retention may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our customer service platform or live chat software, our product support, our prices, the prices of competing software systems, mergers and acquisitions affecting our customer base, the effects of global economic conditions, or reductions in our customers’ spending levels. Our future success is also substantially dependent on our ability to sell more subscriptions to our current customers. If our customers do not renew their subscriptions, renew on less favorable terms or fail to add more agents, our revenue may decline, and we may not realize improved operating results from our customer base.

We face a number of risks in our strategy to increasingly target larger organizations for sales of our customer service platform and live chat software and, if we do not manage these efforts effectively, our business and results of operations could be adversely affected.

As we target more of our sales efforts to larger organizations, we expect to incur higher costs and longer sales cycles and we may be less effective at predicting when we will complete these sales. In this market segment, the decision to subscribe to our customer service platform or live chat software may require the approval of more technical personnel and management levels within a potential customer’s organization than we have historically encountered, and if so, these types of sales would require us to invest more time educating these potential customers. In addition, larger organizations may demand more features and integration services. We have limited experience in developing and managing sales channels and distribution arrangements for larger organizations. As a result of these factors, these sales opportunities may require us to devote greater research and development, sales, product support, and professional services resources to individual customers, resulting in increased costs and reduced profitability, and would likely lengthen our typical sales cycle, which could strain our resources. Moreover, these larger transactions may require us to delay recognizing the associated revenue we derive from these customers until any technical or implementation requirements have been met, and larger customers may demand discounts to the subscription prices they pay for our customer service platform or live chat software. Furthermore, because we have limited experience selling to larger organizations, our investment in marketing our customer service platform to these potential customers may not be successful, which could harm our results of operations and our overall ability to grow our customer base. Following sales to larger organizations, we may have fewer opportunities to expand usage of our customer service platform or sell additional functionality, and we may experience increased subscription terminations as compared to our experience with smaller organizations, any of which could harm our results of operations.

Failure to effectively expand our sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.

Increasing our customer base and achieving broader market acceptance of our customer service platform and live chat software will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our online marketing efforts and on our direct sales force to obtain new customers. From June 30, 2013 to June 30, 2014, our sales and marketing organizations increased from 128 to 240 employees. We plan to continue to expand our direct sales force both domestically and internationally and to increase the proportion of our sales professionals that have experience in selling to larger organizations. We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Our recent hires and planned hires may not become as productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Because we do not have a long history of expanding our sales force, we cannot predict whether, or to what extent, our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive. Our business will be harmed if our sales expansion efforts do not generate a significant increase in revenue.

If we are unable to develop and maintain successful relationships with channel partners, our business, operating results, and financial condition could be adversely affected.

To date, we have been primarily dependent on word-of-mouth, online marketing, and our direct sales force to sell subscriptions to our customer service platform and live chat software. Although we have developed certain channel partners, such as referral partners, resellers, and integration partners, these channels have resulted in limited revenue to date. We believe that continued growth in our business is dependent upon identifying, developing, and maintaining strategic relationships with additional channel partners that can drive substantial revenue. Our agreements with our existing channel partners are non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with ours. They may also cease marketing our customer service platform and live chat software with limited or no notice and with little or no penalty. We expect that any additional channel partners we identify and develop will be similarly non-exclusive and not bound by any requirement to continue to market our customer service platform or live chat software. If we fail to identify additional channel partners, in a timely and cost-effective manner, or at all, or are unable to assist our current and future channel partners in independently selling and deploying our customer service platform or live chat software, our business, results of operations, and financial condition could be adversely affected. If our channel partners do not effectively market and sell our customer service platform or live chat software, or fail to meet the needs of our customers, our reputation and ability to grow our business may also be adversely affected.

Sales by channel partners are more likely than direct sales to involve collectability concerns, in particular sales by our channel partners into developing markets, and accordingly, variations in the mix between revenue attributable to sales by channel partners and revenue attributable to direct sales may result in fluctuations in our operating results.

If we are not able to maintain and enhance our brand, our business, operating results, and financial condition may be adversely affected.

We believe that maintaining and enhancing our reputation as a differentiated and category-defining company in customer service is critical to our relationships with our existing customers and to our ability to attract new customers. The successful promotion of our brand attributes will depend on a number of factors, including our marketing efforts, our ability to continue to develop high-quality software, and our ability to successfully differentiate our customer service platform from competitive products and services. We are highly dependent upon “consumer” tactics, including an emphasis on simplicity and a sense of humor in our advertising, to build our brand and develop brand loyalty. We do not have sufficient history to know if such brand promotion activities will ultimately be successful or yield increased revenue relative to traditional enterprise software marketing strategies. In addition, independent industry analysts often provide reviews of our customer service platform, as well as products and services offered by our competitors, and perception of our platform in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and services, our brand may be adversely affected. It may also be difficult to maintain and enhance our brand in connection with sales through channel or strategic partners.

The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, as we expand into new markets, and as more sales are generated through our channel partners. To the extent that these activities yield increased revenue, this revenue may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand, our business may not grow, we may have reduced pricing power relative to competitors, and we could lose customers or fail to attract potential customers, all of which would adversely affect our business, results of operations, and financial condition.

Our international sales and operations subject us to additional risks that can adversely affect our business, operating results, and financial condition.

In the three months ended June 30, 2014 and 2013, we derived 43% and 42% of our revenue from customers located outside of the United States, respectively, and for each of the six months ended June 30, 2014 and 2013, we derived 42% of our revenue from customers located outside of the United States. We are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and product support operations in the United States and certain countries across Europe, Australia, Asia, and South America. Our sales organization outside the United States is substantially smaller than our sales organization in the United States and to date a very limited portion of our sales has been driven by resellers or other channel partners. We believe our ability to convince new customers to subscribe to our platform or to convince existing customers to renew or expand their use of our platform is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.

Our international operations subject us to a variety of additional risks and challenges, including:

—	increased management, travel, infrastructure, and legal compliance costs associated with having multiple international operations;
—	longer payment cycles and difficulties in enforcing contracts, collecting accounts receivable, or satisfying revenue recognition criteria, especially in emerging markets;
—	increased financial accounting and reporting burdens and complexities;
—	requirements or preferences for domestic products;
—	differing technical standards, existing or future regulatory and certification requirements and required features and functionality;
—	economic conditions in each country or region and general economic uncertainty around the world;
—	compliance with foreign privacy and security laws and regulations and the risks and costs of non-compliance;
—

compliance with laws and regulations for foreign operations, including anti-bribery laws (such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. Travel Act, and the U.K. Bribery Act 2010), import and export control laws, tariffs, trade barriers, economic sanctions, and other regulatory or contractual limitations on our ability to sell our customer service platform or live chat software in certain foreign markets, and the risks and costs of non-compliance;

—

heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact our financial results and result in restatements of our consolidated financial statements;

—	fluctuations in currency exchange rates and related effect on our operating results;

—	difficulties in repatriating or transferring funds from or converting currencies in certain countries;
—	communication and integration problems related to entering new markets with different languages, cultures, and political systems;
—	differing labor standards, including restrictions related to, and the increased cost of, terminating employees in some countries;
—	the need for localized software and licensing programs;
—	the need for localized language support;
—	reduced protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; and
—	compliance with the laws of numerous foreign taxing jurisdictions, including withholding obligations, and overlapping of different tax regimes.

Any of these risks could adversely affect our international operations, reduce our international revenue, or increase our operating costs, adversely affecting our business, operating results, financial condition, and growth prospects.

Compliance with laws and regulations applicable to our international operations substantially increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with changes in government requirements as they change from time to time. Failure to comply with these regulations could have adverse effects on our business. In many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. or other regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, partners, and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, partners, or agents could result in delays in revenue recognition, financial reporting misstatements, enforcement actions, disgorgement of profits, fines, civil and criminal penalties, damages, injunctions, other collateral consequences, or the prohibition of the importation or exportation of our platform and services and could adversely affect our business and results of operations.

We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.

We are subject to U.S. export controls, and we incorporate encryption technology into our customer service platform that is enabled through mobile applications and other software we may be deemed to export. These encryption products and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, a license exception or other appropriate government authorizations, including the filing of an encryption registration. We previously deployed mobile applications prior to obtaining the required export authorizations. Accordingly, we have not fully complied with applicable encryption controls in U.S. export administration regulations. As discussed further below, in 2013, we filed Final Voluntary Disclosures to relevant U.S. enforcement authorities regarding our failure to obtain required export authorizations.

Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. While we are currently taking precautions to prevent our customer service platform and live chat software from being enabled by persons targeted by U.S. sanctions, including IP blocking and periodic customer screening against U.S. government lists of prohibited persons, such measures may be circumvented.

We are aware that trials of and subscriptions to our customer service platform have been initiated by persons and organizations in countries that are the subject of U.S. embargoes. Our provision of service in these instances was likely in violation of U.S. export control and sanctions laws. We have terminated the accounts of such organizations as we have become aware of them, and in April 2013, we filed final voluntary self disclosures with the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, and the U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC, concerning prior potential violations. In May 2013, OFAC notified us that it had completed its review of these matters and closed its review with the issuance of a cautionary letter. In July 2013, BIS notified us that it had completed its review with the issuance of a warning letter. No monetary penalties or other sanctions were imposed by either agency in connection with their investigations.

We are also aware that trials and paid and unpaid subscriptions to our live chat software as delivered by Zopim, which is based in Singapore, have been initiated by persons and organizations in countries that are the subject of U.S. embargoes. Zopim also previously made available for download from the United States certain encryption-functionality software without first having obtained U.S. government authorization to export such software. In these instances, Zopim may have acted in violation of U.S. export controls and sanctions laws. Prior to and as a condition of the completion of our acquisition of Zopim, Zopim terminated the paid subscriptions of those customers believed to be located in jurisdictions subject to U.S. embargoes, screened its paid customers against applicable U.S. government lists of prohibited persons, implemented certain measures designed to prevent future unauthorized access to the service, and obtained U.S. government authorization to export its software. Zopim filed initial voluntary disclosures with OFAC and BIS on March 18, 2014 to alert these agencies of its apparent prior violations.  After completion of the acquisition, we conducted an internal investigation into these prior violations and filed final voluntary self-disclosures with respect to these matters on June 20, 2014.   Since the completion of our acquisition of Zopim we have continued to enhance measures to prevent unauthorized access to the Zopim service and to implement additional methodologies by which both paid and unpaid trials and accounts that we suspect may be initiated from jurisdictions subject to U.S. embargoes are identified.  Given the technical limitations in developing measures that will prevent access to internet based services from particular geographies or by particular individuals, we have previously identified and expect we will continue to identify customer accounts for our customer service platform and live chat software that we suspect originate from countries which are subject to U.S. embargoes.

If we are found to be in violation of U.S. sanctions or export control laws, it could result in fines or penalties for us and for individuals, including civil penalties of up to $250,000 or twice the value of the transaction, whichever is greater, per violation, and in the event of conviction for a criminal violation, fines of up to $1 million and possible incarceration for responsible employees and managers for willful and knowing violations. Each instance in which we provide service through our customer service platform or live chat software or in which unlicensed encryption functionality software is downloaded may constitute a separate violation of these laws.

If our channel partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected, through reputational harm as well as other negative consequences including government investigations and penalties. We presently incorporate sanctions compliance requirements in our channel partner agreements for our customer service platform. Complying with export control and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Failure to comply with export control and sanctions regulations for a particular sale may expose us to government investigations and penalties, which could have an adverse effect on our business, operating results, and financial condition.

In addition, various countries regulate the import of certain encryption technology, including import permitting and licensing requirements, and have enacted laws that could limit our ability to offer our platform or distribute our platform or could limit our customers’ ability to implement our platform in those countries. Changes in our customer service platform or live chat software or future changes in export and import regulations may create delays in the introduction of our customer service platform or live chat software in international markets or prevent our customers with international operations from deploying our platform globally. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our customer service platform or live chat software by, or in our decreased ability to export or sell our customer service platform or live chat software to, existing or potential customers with international operations. Any decreased use of our customer service platform or live chat software or limitation on our ability to export or sell our customer service platform or live chat software would likely adversely affect our business operations and financial results.

We recognize revenue over the term of our customer contracts. Consequently, downturns or upturns in new sales may not be immediately reflected in our operating results and may be difficult to discern.

We generally recognize subscription revenue from customers ratably over the terms of their contracts and a majority of our revenue is derived from subscriptions that have terms longer than one month. As a result, a portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions with terms that are longer than monthly in any single quarter may have a small impact on our revenue results for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our customer service platform or live chat software, and potential changes in our pricing policies or rate of expansion or retention, may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, because the majority of subscriptions to our customer service platform and live chat software are shorter than most comparable SaaS companies and because we have many variations of billing cycles, our deferred revenue may be a less meaningful indicator of our future financial results than for other SaaS companies. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

Certain of our operating results and financial metrics may be difficult to predict as a result of seasonality.

Although we have not historically experienced significant seasonality in terms of the number of subscriptions for our customer service platform throughout the year, we may be impacted by seasonal trends in the future, particularly as our business matures. We do not have sufficient experience in selling our live chat software to determine if demand for this service is or will be subject to seasonality. Since a large percentage of our subscriptions are monthly, customers are able to rapidly increase and decrease the number of authorized agents for whom they require a subscription quickly and easily, thereby potentially increasing the impact of seasonality on our revenue. This seasonality may be reflected to a much lesser extent, and sometimes may not be immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of our agreement. To the extent we experience this seasonality, it may cause fluctuations in our operating results and financial metrics, and make forecasting our future operating results and financial metrics difficult.

Our ongoing and planned investments in self-managed colocation data centers are expensive and complex, have resulted, and will result, in a negative impact on our cash flows and may negatively impact our financial results.

We have made and will continue to make substantial investments in new equipment at our self-managed colocation data centers to support our growth and provide enhanced levels of service to our customers. We made capital expenditures of $1.3 million and $0.6 million in the three months ended June 30, 2014 and 2013, respectively, and $4.9 million and $3.4 million in the six months ended June 30, 2014 and 2013, respectively, primarily for purchases of hosting equipment for use in these data centers. We have and are continuing to transition from primarily a managed-service hosting model, where a third party manages most aspects of our hosting operations, to a self-managed colocation model, where we have more direct control over the hosting infrastructure and its operation. This has and may continue to have a negative impact on our cash flows and gross profit as we invest in capital assets to establish and expand our use of these self-managed colocation data centers and scale these facilities to expected demand. If it takes longer than we expect to fully complete this transition, the negative impact on our operating results would likely exceed our initial expectations.

Our business and growth depend in part on the success of our strategic relationships with third parties, including technology partners, channel partners, and professional services partners.

We depend on, and anticipate that we will continue to depend on, various third-party relationships in order to sustain and grow our business. We are highly dependent upon third-party technology partners for certain critical features and functionality of our platform. For example, the advanced analytics features of the higher end subscription plans of our customer service platform are highly dependent on our technology integration with GoodData, Inc. Failure of this or any other technology provider to maintain, support, or secure its technology platforms in general, and our integrations in particular, or errors or defects in its technology, could materially and adversely impact our relationship with our customers, damage our reputation and brand, and harm our business and operating results. Any loss of the right to use any of this hardware or software could result in delays or difficulties in our ability to provide our platform until equivalent technology is either developed by us or, if available, identified, obtained, and integrated.

For deployments of our customer service platform into complex technology environments and workflows, we are highly dependent on third-party implementation consultants to provide professional services to our customers. The failure of these third-party consultants to perform their services adequately may disrupt or damage the relationship between us and our customer, damage our brand, and harm our business.

Identifying, negotiating, and documenting relationships with strategic third parties such as technology partners and implementation providers require significant time and resources. In addition, integrating third-party technology is complex, costly, and time-consuming. Our agreements with technology partners and implementation providers are typically limited in duration, non-exclusive, and do not prohibit them from working with our competitors or from offering competing services. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our platform.

If we are unsuccessful in establishing or maintaining our relationships with these strategic third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results would suffer. Even if we are successful, we cannot assure you that these relationships will result in improved operating results.

If we fail to integrate our customer service platform and live chat software with a variety of operating systems, software applications, and hardware that are developed by others, our customer service platform and live chat software may become less marketable, less competitive, or obsolete, and our operating results would be harmed.

Our customer service platform and live chat software must integrate with a variety of network, hardware, and software platforms, and we need to continuously modify and enhance our customer service platform and live chat software to adapt to changes in cloud-enabled hardware, software, networking, browser, and database technologies. In particular, we have developed our platform to be able to easily integrate with third-party SaaS applications, including the applications of software providers that compete with us, through the interaction of application platform interfaces, or APIs. In general, we rely on the fact that the providers of such software systems, including salesforce.com, continue to allow us access to their APIs to enable these customer integrations. To date, we have not relied on a long-term written contract to govern our relationship with these providers. Instead, we are subject to the standard terms and conditions for application developers of such providers, which govern the distribution, operation, and fees of such software systems, and which are subject to change by such providers from time to time. Our business may be harmed if any provider of such software systems:

—	discontinues or limits our access to its APIs;
—	modifies its terms of service or other policies, including fees charged to, or other restrictions on us or other application developers;
—	changes how customer information is accessed by us or our customers;
—	establishes more favorable relationships with one or more of our competitors; or
—	otherwise favors its own competitive offerings over ours.

We believe a significant component of our value proposition to customers is the ability to optimize and configure our customer service platform to communicate with these third-party SaaS applications through our respective APIs. If we are not permitted or able to integrate with these and other third-party SaaS applications in the future, demand for our customer service platform could be adversely impacted and business and operating results would be harmed. In addition, an increasing number of individuals within organizations are utilizing mobile devices to access the Internet and corporate resources and to conduct business. We have designed mobile applications to provide access to our customer service platform through these devices. If we cannot provide effective functionality through these mobile applications as required by organizations and individuals that widely use mobile devices, we may experience difficulty attracting and retaining customers. Failure of our customer service platform or live chat software to operate effectively with future infrastructure platforms and technologies could also reduce the demand for our platform, resulting in customer dissatisfaction and harm to our business. If we are unable to respond to changes in a cost-effective manner, our platform may become less marketable, less competitive, or obsolete and our operating results may be negatively impacted.

We may acquire or invest in companies, which may divert our management’s attention and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.

We may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets in the future. We also may enter into relationships with other businesses to expand our products and services, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies.

Any acquisition, including our recent acquisition of Zopim, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. For example, we only recently completed our acquisition of Zopim, and substantially all of the acquisition and integration risks remain. Acquisitions, including our acquisition of Zopim, may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if announced, may not be completed. For one or more of those transactions, we may:

—	issue additional equity securities that would dilute our existing stockholders;
—	use cash that we may need in the future to operate our business;
—	incur large charges or substantial liabilities;
—	incur debt on terms unfavorable to us or that we are unable to repay;
—	encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures; and
—	become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges.

Because our customer service platform and live chat software can be used to collect and store personal information, domestic and international privacy and data security concerns could result in additional costs and liabilities to us or inhibit sales of our customer service platform or live chat software.

Personal privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions where we offer our customer service platform or live chat software. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state, and foreign government bodies and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use, and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and consumer protection agencies. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including the Directive 95/46/EC on the protection of individuals with regard to the processing of personal data and on the free movement of such data, or the Data Protection Directive, established in the European Union and data protection legislation of the individual member states subject to the Directive. The Data Protection Directive will likely be replaced in time with the pending European General Data Protection Regulation which may impose additional obligations and risk upon our business. In many jurisdictions enforcement actions and consequences for non-compliance are also rising.

We certify adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and comply with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks with respect to our customer service platform, however, it is not clear whether or for how long applicable data protection authorities in the European Union will continue to recognize such certification as a valid method of compliance with restrictions set forth in the Data Protection Directive and data protection legislation of individual member states restricting the transfer of data outside of the European Economic Area. Since our live chat software is provided by Zopim, a company organized under the laws of Singapore, certification to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks with respect to our live chat software is not available (to the extent such safe harbor processes are still recognized). The inability to certify such compliance means that the EU Privacy Directive and other privacy regimes may impose additional obligations to obtain consent from data subjects to transfer personally identifiable information, or PII, outside of the European Union on the part of our EU-based customers that use our live chat software. Additionally, the inability to certify such compliance or otherwise provide acceptable privacy assurances may inhibit the sale and use of our live chat software in the European Union and certain other markets, which could, were it to occur, harm our business and operating results.

In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Further, our customers may require us to comply with more stringent privacy and data security contractual requirements.

Because the interpretation and application of many privacy and data protection laws are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our customer service platform or live chat software. If so, in addition to the possibility of fines, lawsuits, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our customer service platform or live chat software, which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and security or data security laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business.

Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our customer service platform or live chat software. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our customer service platform or live chat software, particularly in certain industries and foreign countries.

We may be sued by third parties for alleged infringement of their proprietary rights.

There is considerable patent and other intellectual property development activity in our industry. Our future success depends in part on not infringing upon the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. We may receive claims from third parties, including our competitors, that our customer service platform or live chat software and underlying technology infringe or violate a third party’s intellectual property rights, and we may be found to be infringing upon such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our customer service platform or live chat software, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses, modify our customer service platform or live chat software, or refund subscription fees, which could further exhaust our resources. In addition, we may incur substantial costs to resolve claims or litigation, whether or not successfully asserted against us, which could include payment of significant settlement, royalty or license fees, modification of our customer service platform or live chat software, or refunds to customers of subscription fees. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and other employees from our business operations. Such disputes could also disrupt our customer service platform or live chat software, adversely impacting our customer satisfaction and ability to attract customers.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.

Our agreements with customers and other third parties may include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from our customer service platform or live chat software or other acts or omissions. The term of these contractual provisions often survives termination or expiration of the applicable agreement. Large indemnity payments or damage claims from contractual breach could harm our business, operating results, and financial condition. From time to time, customers require us to indemnify or otherwise be liable to them for breach of confidentiality or failure to implement adequate security measures with respect to their data stored, transmitted, or processed by our customer service platform or live chat software. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other current and prospective customers, reduce demand for our customer service platform, and harm our business and operating results.

Our use of “open source” software could negatively affect our ability to sell our customer service platform and live chat software and subject us to possible litigation.

We use open source software in our customer service platform and live chat software and expect to continue to use open source software in the future. We may face claims from others claiming ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of the open source software, derivative works or our proprietary source code that was developed using such software. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our customer service platform or live chat software, any of which would have a negative effect on our business and operating results. In addition, if the license terms for the open source software we utilize change, we may be forced to reengineer our customer service platform or live chat software or incur additional costs. Although we have implemented policies to regulate the use and incorporation of open source software into our customer service platform and live chat software, we cannot be certain that we have not incorporated open source software in our customer service platform or live chat software in a manner that is inconsistent with such policies.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend in part upon our intellectual property. We currently have one issued patent and have a limited number of patent applications, none of which may result in an issued patent. We primarily rely on copyright, trade secret and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our failure to secure, protect, and enforce our intellectual property rights could adversely affect our brand and adversely impact our business.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

We have funded our operations since inception primarily through equity financings, capital lease arrangements, loans for equipment, and subscription payments by our customers for use of our customer service platform. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of subscriptions for our customer service platform, or unforeseen circumstances. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

We face exposure to foreign currency exchange rate fluctuations.

We conduct transactions, particularly intercompany transactions, in currencies other than the U.S. dollar. While we have primarily transacted with customers and vendors in U.S. dollars, we have transacted in foreign currencies for subscriptions to our customer service platform and expect to significantly expand the number of transactions with customers for our customer service platform and live chat software that are denominated in foreign currencies in the future. In addition, our international subsidiaries maintain net assets that are denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results due to transactional and translational remeasurements that are reflected in our results of operations. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.

We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.

We do not collect sales and use, value added and similar taxes in all jurisdictions in which we have sales, based on our understanding that such taxes are not applicable. Sales and use, value added, and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties, and interest, or future requirements may adversely affect our results of operations.

Our international operations subject us to potentially adverse tax consequences.

We generally conduct our international operations through subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the value of assets sold or acquired or income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. We believe that our financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2014, we had recorded a total of $16.0 million of goodwill and intangible assets related to our acquisition of Zopim. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2013, we had federal and state net operating loss carryforwards, or NOLs, of $52.9 million and $33.3 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our estimates and forecasts relating to the size and expected growth of the customer relationship management market may prove to be inaccurate. Even if the market in which we compete meets the size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

We may not be able to generate sufficient cash to service our indebtedness.

As of June 30, 2014, we owed an aggregate principal and accrued interest amount of $7.7 million pursuant to a credit facility. Our ability to make scheduled payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash balances and our actual and projected financial and operating performance. We may be unable to maintain a level of cash balances or cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital, or restructure or refinance our indebtedness. We may not be able to take any of these actions, and even if we are, these actions may be insufficient to permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the credit facility, we may be required to repay any outstanding amounts earlier than anticipated.

Our credit facility contains restrictive and financial covenants that may limit our operating flexibility.

Our credit facility contains certain restrictive covenants that either limit our ability to, or require a mandatory prepayment in the event we, incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements, and enter into various specified transactions. We, therefore, may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lender or prepay the outstanding amount under the credit facility. The credit facility also contains certain financial covenants, including minimum revenue and cash balance requirements, and financial reporting requirements. Our obligations under the credit facility are secured by all of our property, with limited exceptions. We may not be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under the credit facility. Furthermore, our future working capital, borrowings, or equity financing could be unavailable to repay or refinance the amounts outstanding under the credit facility. In the event of a liquidation, our lender would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our common stock would receive a portion of any liquidation proceeds only if all of our creditors, including our lender, were first repaid in full.

We depend and rely upon SaaS technologies from third parties to operate our business and interruptions or performance problems with these technologies may adversely affect our business and operating results.

We rely heavily on hosted SaaS applications from third parties in order to operate critical functions of our business, including billing and order management, enterprise resource planning, and financial accounting services. If these services become unavailable due to extended outages, interruptions, or because they are no longer available on commercially reasonable terms, our expenses could increase, our ability to manage finances could be interrupted and our processes for managing sales of our platform and supporting our customers could be impaired until equivalent services, if available, are identified, obtained, and implemented, all of which could adversely affect our business.

Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our platform, and could have a negative impact on our business.

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication, and business applications. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our platform in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees, or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally, or result in reductions in the demand for Internet-based platforms and services such as ours. In addition, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses,” “worms,” and similar malicious programs and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the Internet is adversely affected by these issues, demand for our customer service platform and live chat service could decline.

Catastrophic events may disrupt our business.

Our corporate headquarters are located in San Francisco, California and we operate or utilize data centers that are located in North America, Europe, and Asia. Key features and functionality of our customer service platform are enabled by third parties that are headquartered in California and operate or utilize data centers in the United States and Europe. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted services, and sales activities. In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our platform, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile or may decline regardless of our operating performance resulting in substantial losses for our stockholders.

The trading price of our common stock is likely to be volatile and could fluctuate widely regardless of our operating performance. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

—	actual or anticipated fluctuations in our operating results;
—	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
—

failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates and publication of other news by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

—	ratings changes by any securities analysts who follow our company;
—	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
—	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
—	price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole;
—	changes in accounting standards, policies, guidelines, interpretations, or principles;
—	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
—	developments or disputes concerning our intellectual property or our products, or third-party proprietary rights;
—	announced or completed acquisitions of businesses or technologies by us or our competitors;
—	new laws or regulations or new interpretations of existing laws, or regulations applicable to our business;
—	any major change in our board of directors or management;
—	sales of shares of our common stock by us or our stockholders;
—	lawsuits threatened or filed against us; and
—	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from operating our business, and adversely affect our business, results of operations, financial condition, and cash flows.

Our directors, officers, and principal stockholders beneficially own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of June 30, 2014, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 58.5% of our outstanding common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of June 30, 2014, we had approximately 72.3 million shares of our common stock outstanding. As a result of market stand-off agreements, approximately 59.6 million shares are subject to restrictions on their sale for 180 days after May 14, 2014. In addition, certain of these shares are also subject to lock-up agreements with the underwriters. Goldman, Sachs & Co. and Morgan Stanley & Co. LLC may, in their sole discretion, permit our officers, directors, employees and current stockholders who are subject to lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

Additionally, the shares of common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

The holders of an aggregate of approximately 34.3 million shares of our common stock as of June 30, 2014 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares may be sold freely in the public market upon issuance, subject to certain market stand-off or lock-up agreements.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our certificate of incorporation and bylaws include provisions that:

—

authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;

—	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
—	specify that special meetings of our stockholders can be called only by our board of directors, the Chair of our board of directors, or our Chief Executive Officer;
—	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
—	establish that our board of directors is divided into three classes, Class I, Class II, and Class III, with each class serving three-year staggered terms;
—	prohibit cumulative voting in the election of directors;
—	provide that our directors may be removed only for cause;
—	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
—

require the approval of our board of directors or the holders of at least seventy-five percent (75%) of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any delay or prevention of a change of control transaction or changes in our management could cause the market price of our common stock to decline.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the federal securities laws, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will remain an “emerging growth company” until the last day of the fiscal year following the five-year anniversary of the completion of our IPO, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second quarter of a fiscal year prior to the five-year anniversary, we would cease to be an “emerging growth company” as of the following December 31.

The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the exchanges and other markets upon which our common stock is listed, and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. We are required to disclose changes made in our internal control and procedures on a quarterly basis and we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of our initial public offering. However, our independent registered public accounting firm is not required to formally audit and attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company.” As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

Being a public company and these new rules and regulations have made it more expensive for us to obtain director and officer liability insurance, and in the future we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in our filings with the SEC, our business and financial condition have become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

We do not intend to pay dividends on our common stock so any returns will be limited to changes in the value of our common stock.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business, and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our ability to pay cash dividends on our common stock is restricted by our current credit facility and may be prohibited or limited by the terms of our current and future debt financing arrangements. Any return to stockholders will therefore be limited to the increase, if any, of our stock price, which may never occur.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

Our charter documents designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other employees.

Our certificate of incorporation and bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (A) any derivative action or proceeding brought on our behalf, (B) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (C) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, or (D) any action asserting a claim against us governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities

Sale of Unregistered Securities

From April 1, 2014 through May 14, 2014 (the date of the filing of our registration statement on Form S-8), we granted to employees options to purchase an aggregate of 0.2 million shares of common stock at an exercise price of $12.08 per share under our 2009 Stock Option and Incentive Plan, or the 2009 Plan.

From April 1, 2014 through May 14, 2014 (the date of the filing of our registration statement on Form S-8), we issued and sold to employees an aggregate of 0.2 million shares of common stock upon the exercise of options at exercise prices ranging from $0.11 to $6.58 per share, for an aggregate exercise price of approximately $0.2 million.

We believe these transactions were exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

Use of Proceeds from Public Offerings of Common Stock

On May 14, 2014, our registration statement on Form S-1 (File No. 333-195176) was declared effective by the SEC for our IPO whereby we registered an aggregate of 12,777,777 shares of our common stock, including 1,666,666 shares of our common stock registered for sale by us upon the full exercise of the underwriters’ over-allotment option. On May 20, 2014, we completed our IPO and sold 12,777,777 shares of our common stock at a price to the public of $9.00 per share. Goldman, Sachs & Co and Morgan Stanley & Co. LLC acted as the managing underwriters. The total gross proceeds from the offering to us were $115.0 million. After deducting underwriting discounts and commissions of $8.1 million and offering expenses payable by us of $3.8 million, we received approximately $103.1 million in net proceeds. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on May 16, 2014 pursuant to Rule 424(b) of the Securities Act. In June 2014 we used $20.0 million of the net proceeds from the IPO to repay the outstanding balance under our revolving line of credit. We invested the remaining funds received in registered money market funds.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zendesk, Inc.
Date: August 7, 2014	By:	/s/ Alan Black
Alan Black
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT

INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit
3.1	Certificate of Incorporation of the Registrant filed May 20, 2014	Filed herewith
3.2	Bylaws of the Registrant, effective May 20, 2014	S-1	333-195176	3.4
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS**	XBRL Instance Document	Furnished herewith
101.SCH**	XBRL Taxonomy Extension Schema Document	Furnished herewith
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

*

The certifications furnished in Exhibits 32.1  and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

**

Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.