Form 10-Q
period 2014-09-30
Zendesk, Inc.
filed 2014-11-06
CIK 1463172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2014, there were 72,834,725 shares of the registrant’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ZENDESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and shares)

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$80,436	$53,725
Marketable securities	29,858	9,889
Accounts receivable, net of allowance for doubtful accounts of $355 and $282 as of September 30, 2014 and December 31, 2013, respectively	12,858	7,237
Prepaid expenses and other current assets	5,255	3,008
Total current assets	128,407	73,859
Marketable securities, noncurrent	18,007	2,225
Property and equipment, net	40,864	15,431
Goodwill and intangible assets, net	15,158	—
Other assets	1,545	1,221
Total assets	$203,981	$92,736

Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,501	$3,988
Accrued liabilities	10,224	4,737
Accrued compensation and related benefits	9,661	4,226
Deferred revenue	45,412	28,473
Current portion of credit facility	3,022	365
Current portion of capital leases	103	364
Total current liabilities	73,923	42,153
Deferred revenue, noncurrent	1,219	575
Credit facility, noncurrent	4,678	23,395
Other liabilities	9,539	1,520
Total liabilities	89,359	67,643
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, par value $0.01 per share, issuable in series: no shares and 24.0 million shares authorized; no shares and 23.6 million shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	—	71,369
Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share: 5.0 million and no shares authorized as of September 30, 2014 and December 31, 2013, respectively; no shares issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock, par value $0.01 per share: 400.0 million and 125.0 million shares authorized; 73.3 million and 23.7 million shares issued; 72.8 million and 23.2 million shares outstanding as of September 30, 2014 and December 31, 2013, respectively (including 0.7 million and 0.8 million shares subject to repurchase, legally issued and outstanding, as of September 30, 2014 and December 31, 2013, respectively)	721	229
Additional paid-in capital	228,968	18,591
Accumulated other comprehensive income	(39)	10
Accumulated deficit	(114,376)	(64,454)
Treasury stock at cost (0.5 million shares as of September 30, 2014 and December 31, 2013)	(652)	(652)
Total stockholders’ equity (deficit)	114,622	(46,276)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$203,981	$92,736

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$33,910	$19,237	$88,508	$49,544
Cost of revenue (1)	11,684	6,327	32,410	16,878
Gross profit	22,226	12,910	56,098	32,666
Operating expenses (1):
Research and development	9,550	3,860	25,227	10,737
Sales and marketing	21,548	10,015	56,174	26,218
General and administrative	8,940	3,646	23,639	11,744
Total operating expenses	40,038	17,521	105,040	48,699
Operating loss	(17,812)	(4,611)	(48,942)	(16,033)
Other expense, net	(343)	(102)	(1,252)	(312)
Loss before provision for income taxes	(18,155)	(4,713)	(50,194)	(16,345)
Provision for (benefit from) income taxes	(236)	42	(272)	120
Net loss	(17,919)	(4,755)	(49,922)	(16,465)
Accretion of redeemable convertible preferred stock	—	(12)	(18)	(36)
Net loss attributable to common stockholders	$(17,919)	$(4,767)	$(49,940)	$(16,501)

Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.22)	$(1.08)	$(0.77)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	71,732	22,024	46,110	21,486

(1) Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$591	$77	$1,691	$177
Research and development	3,052	196	7,530	422
Sales and marketing	4,877	338	8,635	726
General and administrative	2,298	264	5,769	2,419

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net loss	$(17,919)	$(4,755)	$(49,922)	$(16,465)
Other comprehensive loss, net of tax:
Net change in unrealized gain (loss) on available-for-sale investments	(58)	21	(66)	—
Foreign currency translation gain (loss)	(303)	—	17	—
Comprehensive loss	$(18,280)	$(4,734)	$(49,971)	$(16,465)

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(49,922)	$(16,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,673	3,591
Share-based compensation	23,625	3,744
Other	331	144
Changes in operating assets and liabilities:
Accounts receivable	(5,104)	(3,122)
Prepaid expenses and other current assets	(1,960)	(1,504)
Other assets and liabilities	1,321	268
Accounts payable	591	955
Accrued liabilities	922	963
Accrued compensation and related benefits	5,215	1,812
Deferred revenue	17,290	10,537
Net cash provided (used) in operating activities	(18)	923
Cash flows from investing activities
Purchases of property and equipment	(19,121)	(5,650)
Internal-use software development costs	(6,268)	(3,556)
Purchases of marketable securities	(43,006)	(12,409)
Proceeds from maturities of marketable securities	6,950	—
Cash paid for the acquisition of Zopim, net of cash acquired	(1,896)	—
Net cash used in investing activities	(63,341)	(21,615)
Cash flows from financing activities
Proceeds from initial public offering, net of issuance costs	103,110	—
Proceeds from exercise of employee stock options	5,091	628
Proceeds from issuance of debt	3,940	1,000
Principal payments on debt	(20,000)	—
Taxes paid related to net share settlement of equity awards	(1,750)	—
Principal payments on capital lease obligations	(271)	(251)
Net cash provided by financing activities	90,120	1,377
Effect of exchange rate changes on cash and cash equivalents	(50)	(7)
Net increase (decrease) in cash and cash equivalents	26,711	(19,322)
Cash and cash equivalents at the beginning of period	53,725	48,688
Cash and cash equivalents at the end of period	$80,436	$29,366

Supplemental cash flow data:
Cash paid for interest and income taxes	$930	$142

Non-cash investing and financing activities:
Issuance of common stock for the acquisition of Zopim	$10,893	$—
Purchases of property and equipment in accounts payable and accrued expenses	$998	$13
Property and equipment acquired through tenant improvement allowances	$3,932	$—
Share-based compensation capitalized in internal-use software development costs	$1,856	$118
Vesting of early exercised stock options	$1,196	$680

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

Initial Public Offering and Share-based Compensation

In May 2014, we completed our initial public offering, or IPO, in which we issued and sold 12.8 million shares of common stock at a public offering price of $9.00 per share. We received net proceeds of $103.1 million after deducting underwriting discounts and commissions of $8.1 million and other offering expenses of $3.8 million. Upon the closing of the IPO, all shares of our then-outstanding redeemable convertible preferred stock automatically converted into an aggregate of 34.3 million shares of common stock.

All restricted stock units, or RSUs, and certain options granted to employees prior to the IPO vest upon the satisfaction of both a service condition and a performance condition. These RSUs and stock options with both a service condition and performance condition are collectively referred to as “Performance Awards” in the following discussion. The service condition for substantially all of the Performance Awards is satisfied over three or four years. The performance condition was satisfied upon the effectiveness of the registration statement related to our IPO. No share-based compensation expense had been recognized for the Performance Awards prior to the IPO. Upon the satisfaction of the performance condition, we recognized a cumulative share-based compensation expense for the portion of the Performance Awards that had met the service condition. For the three and nine months ended September 30, 2014, share-based compensation expense related to the Performance Awards recognized was $2.9 million and $9.0 million, respectively, using the accelerated attribution method. The remaining unrecognized share-based compensation expense related to the Performance Awards will be recorded over the remaining requisite service period using the accelerated attribution method, net of estimated forfeitures.

As of September 30, 2014, we had a total of $74.5 million future period share-based compensation expense related to all equity awards, net of estimated forfeitures, to be recognized over a weighted average period of 3.6 years.

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

Concentrations of Risk

At September 30, 2014, there was one customer represented 17% of our total accounts receivable balance.  At December 31, 2013, there were no customers that represented more than 10% of our accounts receivable balance.  There were no customers that individually exceeded 10% of our revenue during the three and nine months ended September 30, 2014.

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

Note 2. Acquisition

On March 21, 2014, we completed the acquisition of Zopim Technologies Pte Ltd., or Zopim, a software development company that provides a SaaS live chat service. The fair value of assets acquired and liabilities assumed was based on a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The primary areas of those preliminary estimates that are not yet finalized relate to accrued liabilities and income and non-income based tax liabilities. During the nine months ended September 30, 2014, we made adjustments of $0.2 million to the preliminary purchase price allocation related to final working capital acquired.  No adjustments were made to the preliminary purchase price during the three months ended September 30, 2014.  The total adjusted acquisition date fair value of consideration transferred was $15.8 million ($4.9 million of cash and $10.9 million of our common stock), which included $1.1 million of cash and $2.4 million of common stock consideration held back between 12 and 18 months as partial security for standard indemnification obligations.  Of the total purchase price, $9.6 million was allocated to goodwill, $6.6 million to identifiable intangible assets, and $0.4 million to net liabilities assumed. Goodwill generated from the acquisition is attributable to expected synergies from future growth and potential future monetization opportunities, and is not deductible for tax purpose.  Pro forma revenue and results of operations have not been presented because the historical results of Zopim were not material to our consolidated financial statements in any period presented.

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

Note 3. Fair Value Measurements

The following tables present information about our financial assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurement at
	September 30, 2014
	Level 1	Level 2	Total
Description
Corporate securities	$—	41,140	$41,140
Money market funds	24,820	—	24,820
U.S. treasury securities	—	2,998	2,998
Asset-backed securities	—	2,026	2,026
U.S. agency obligations	—	1,002	1,002
Commercial paper	—	699	699
Total	$24,820	$47,865	$72,685
Included in cash and cash equivalents			$24,820
Included in marketable securities			$47,865

	Fair Value Measurement at
	December 31, 2013
	Level 1	Level 2	Total
Description
Corporate securities	$—	$12,114	$12,114
Money market funds	10,836	—	10,836
Total	$10,836	$12,114	$22,950
Included in cash and cash equivalents			$10,836
Included in marketable securities			$12,114

Gross unrealized gains or losses for cash equivalents and available-for-sale marketable securities as of September 30, 2014 and December 31, 2013 were not material. As of September 30, 2014 and December 31, 2013, there were no securities that were in an unrealized loss position for more than 12 months.

The following table classifies our available-for-sale marketable securities by contractual maturities as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Due in one year	$29,858	$9,889
Due in one to five years	18,007	2,225
Total	$47,865	$12,114

For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances. Based on borrowing rates available to us for loans with similar terms and maturities, the carrying value of borrowings approximates fair value or Level 2 within the fair value hierarchy.

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2014.

Note 4. Property and Equipment

Property and equipment, net consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Capitalized internal-use software	$14,453	$11,104
Furniture and fixtures	4,440	1,383
Hosting equipment	12,423	7,931
Computer equipment and software	3,898	1,680
Leasehold improvements	14,871	1,717
Construction in progress	6,198	341
Total	56,283	24,156
Less accumulated depreciation and amortization	(15,419)	(8,725)
Property and equipment, net	$40,864	$15,431

Depreciation expense was $1.7 million and $0.8 million for the three months ended September 30, 2014 and 2013, respectively, and $4.0 million and $1.9 million for the nine months ended September 30, 2014 and 2013, respectively.

We capitalized $3.1 million and $1.3 million in internal-use software during the three months ended September 30, 2014 and 2013, respectively, and $8.1 million and $3.7 million during the nine months ended September 30, 2014 and 2013, respectively. Included in the capitalized development costs are $0.8 million and $33,000 in share-based compensation costs for the three months ended September 30, 2014 and 2013, respectively, and $1.9 and $0.1 million for the nine months ended September 30, 2014 and 2013, respectively. Amortization expense of capitalized internal-use software totaled $0.9 million and $0.6 million for the three months ended September 30, 2014 and 2013, respectively, and $2.6 million and $1.6 million for the nine months ended September 30, 2014 and 2013, respectively. The net carrying value of capitalized internal-use software at September 30, 2014 and December 31, 2013 was $12.3 million and $6.8 million, respectively, including $5.1 million and $0.3 million in construction in progress, respectively.

Note 5. Goodwill and Purchased Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2014 are as follows (in thousands):

Balance as of December 31, 2013	$—
Goodwill acquired	9,373
Goodwill adjustments	216
Balance as of September 30, 2014	$9,589

Purchased intangible assets subject to amortization as of September 30, 2014 consist of the following (in thousands). No purchased intangible assets were recorded as of December 31, 2013.

	Cost	Accumulated Amortization	Net	Remaining Useful Life
				(In years)
Developed technology	$5,200	$(787)	$4,413	3.0
Customer relationships	1,300	(172)	1,128	3.5
Trade name	60	(32)	28	0.5
	$6,560	$(991)	$5,569

Amortization expense of purchased intangible assets for the three and nine months ended September 30, 2014 was $0.5 million and $1.0 million, respectively. No amortization expense was recorded for the three and nine months ended September 30, 2013.

Estimated future amortization expense as of September 30, 2014 is as follows (in thousands):

Remainder of 2014	$471
2015	1,823
2016	1,810
2017	1,393
2018	72
2019 and thereafter	—
$5,569

Note 6. Credit Facility

We have a credit facility with Silicon Valley Bank consisting of a $20.0 million revolving line of credit and a $10.0 million equipment line of credit. As of December 31, 2013, outstanding balance under the revolving line of credit was $20.0 million. In June 2014 we repaid all outstanding principal and accrued interest under the revolving line of credit and as of September 30, 2014 there was no balance outstanding.  As of September 30, 2014 and December 31, 2013, outstanding balance under the equipment line of credit was $7.7 million and $3.8 million, respectively.

Prior to our IPO, borrowings on the revolving line of credit bore interest at the Prime Rate plus 2.0% per annum. Upon the consummation of the IPO, the interest rate was reduced to the Prime Rate of 3.25% as of September 30, 2014. Borrowings on the revolving line of credit are subject to a borrowing base limit determined monthly based on our recurring revenue metrics from previous months and the ratio of certain current assets to current liabilities as of the previous month end. To the extent we borrow funds pursuant to the revolving line of credit, we are entitled to make interest-only payments until January 1, 2016, when the outstanding balance is due in full.

Borrowings on the equipment line of credit bear interest of 2.5% per annum. For each equipment advance, we were entitled to make interest-only payments until September 14, 2014, when the last draw against the equipment line of credit could be made. The outstanding balance as of September 14, 2014 is payable in  30  equal monthly installments, with the last payment due on March 14, 2017. We are also required to make a final payment fee of $0.3 million on March 14, 2017.

The credit facility is collateralized by substantially all of our assets, excluding our intellectual property. Our domestic subsidiary is a guarantor of the credit facility and we have pledged up to 65% of the equity in our international subsidiaries as collateral. The credit facility also imposes various covenants on us, including the delivery of financial and other information, the maintenance of our primary operating and securities accounts with the lender, the maintenance of minimum revenue targets and an agreed ratio of certain current assets to current liabilities, as well as limitations on dispositions, changes in business or management, certain mergers or consolidations, dividends and other corporate activities. As of September 30, 2014 and December 31, 2013, we were in compliance with all of the covenants contained in the credit facility.

Contractual future principal repayments in relation to the credit facility are as follows for the year ending December 31 (in thousands):

2014 (remaining 3 months)	$749
2015	3,041
2016	3,118
2017	792
2018 and thereafter	—
$7,700

Note 7. Commitments and Contingencies

Leases

We lease office space under noncancelable operating leases with various expiration dates. Certain of the office space lease agreements contain rent holidays or rent escalation provisions. Rent holiday and rent escalation provisions are considered in determining the straight-line expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Rent expense was $1.7 million and $0.6 million for the three months ended September 30, 2014 and 2013, respectively, and $5.2 million and $1.5 million for the nine months ended September 30, 2014 and 2013, respectively. Deferred rent of $7.4 million and $1.0 million as of September 30, 2014 and December 31, 2013, respectively, is included in other liabilities.

We lease computer equipment from various parties under capital lease agreements that expire through March 2015. The total outstanding balance financed under capital leases was $0.1 million and $0.4 million as of September 30, 2014 and December 31, 2013, respectively. Accumulated depreciation on the leased assets was $0.9 million and $0.7 million as of September 30, 2014 and December 31, 2013, respectively. Depreciation of assets recorded under the capital leases is included in depreciation expense.

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

Common Stock Authorized

Upon the completion of the IPO, we increased the amount of common stock authorized for issuance from 125 million to 400 million common shares with a par value of $0.01 per share.

Employee Equity Plans

Employee Stock Purchase Plan

Our board of directors adopted the Employee Stock Purchase Plan, or ESPP, in February 2014, which became effective in May 2014 upon the effectiveness of the registration statement related to our IPO. The ESPP initially reserved and authorized the issuance of up to 3.6 million shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January, beginning on January 1, 2015, by the lesser of 1.5 million shares, 1% of the number of shares issued and outstanding on the immediately preceding December 31, or such lesser number of shares as determined by our compensation committee.

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

The following table summarizes our stock option and RSU award activities for the nine months ended September 30, 2014 (in thousands, except per share information):

		Options Outstanding				RSUs Outstanding
				Weighted
				Average			Weighted
	Shares		Weighted	Remaining	Aggregate		Average
	Available	Number of	Average	Contractual	Intrinsic	Outstanding	Grant Date
	for Grant	Shares	Exercise Price	Term	Value	RSUs	Fair Value
				(In years)
Outstanding — January 1, 2014	1,854	10,134	$2.82			811	$6.76
Increase in authorized shares	13,750
Stock options granted	(6,008)	6,008	10.85
RSUs granted	(2,643)					2,643	13.24
Stock options exercised	—	(1,264)	2.17
RSUs vested	—					(234)	8.64
Stock options forfeited or canceled	664	(664)	3.60
RSUs forfeited or cancelled	276					(276)	8.37
Outstanding —September 30, 2014	7,893	14,214	$6.24	8.30	$218,185	2,944	$12.29

Aggregate intrinsic value represents the difference between the Company's closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the New York Stock Exchange as of September 30, 2014 was $21.59.

During the three and nine months ended September 30, 2014 we recorded $2.8 million and $4.3 million share-based compensation expense, respectively, related to the accelerated vesting of certain stock options and RSUs.

Early Exercise of Stock Options and Purchase of Unvested Stock Awards

Certain of our stock options permit early exercise. Common stock purchased pursuant to an early exercise of stock options or unvested stock awards is not deemed to be outstanding for financial reporting purposes until those shares vest. Therefore, cash received in exchange for unvested shares is recorded as a liability and is transferred into common stock and additional paid-in capital as the shares vest. Upon termination of service, we may, at our discretion, repurchase unvested shares acquired through early exercise of stock options or purchase of unvested stock awards at a price equal to the price per share paid upon the exercise of such options or the purchase of such unvested stock awards. As of September 30, 2014 and December 31, 2013, there were 0.7 million and 0.8 million shares, respectively, outstanding as a result of the early exercise of stock options and purchase of unvested stock awards that were classified as accrued liabilities for an aggregated amount of $2.4 million and $1.4 million, respectively.   There were no repurchases during the three and nine months ended September 30, 2014.

Note 9. Net Loss Per Share

We compute net loss per share of common stock in conformity with the two-class method required for participating securities. We considered all series of the redeemable convertible preferred stock to be participating securities as the holders of the preferred stock were entitled to receive a non-cumulative dividend on a pari passu basis in the event that a dividend is paid on common stock. We also consider shares of common stock issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of all series of the redeemable convertible preferred stock and the holders of shares of common stock acquired upon early exercise of stock options do not have a contractual obligation to share in our losses. As such, our net losses for the three and nine months ended September 30, 2014 and 2013 were not allocated to these participating securities. Upon the closing of the IPO in May 2014, all shares of our then-outstanding redeemable convertible preferred stock automatically converted into our common stock.

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

The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(17,919)	$(4,755)	$(49,922)	$(16,465)
Less: Accretion of redeemable convertible preferred stock	—	(12)	(18)	(36)
Net loss attributable to common stockholders	$(17,919)	$(4,767)	$(49,940)	$(16,501)
Basic shares:
Weighted-average shares used to compute basic net loss per share	71,732	22,024	46,110	21,486
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	71,732	22,024	46,110	21,486
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.25)	$(0.22)	$(1.08)	$(0.77)

The anti-dilutive securities excluded from the shares used to calculate the diluted net loss per share are as follows (in thousands):

	As of September 30,
	2014	2013
Redeemable convertible preferred stock	—	34,323
Shares subject to outstanding common stock options	14,214	10,351
Shares subject to common stock warrants	—	125
Restricted stock units	2,944	554
	17,158	45,353

Note 10. Income Taxes

The effective tax rates for the three and nine months ended September 30, 2014 and 2013 were one percent. The effective tax rate differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for U.S. losses due to having a full valuation allowance against U.S. deferred tax assets.  The tax benefit recorded for the three and nine months ended September 30, 2014 is primarily due to recognizing deferred tax assets in foreign jurisdictions for losses and research credits. There were no material changes to the unrecognized tax benefits in the three and nine months ended September 30, 2014 and 2013.

Note 11. Geographic Information

Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.

Revenue

The following table presents our revenue by geographic areas, as determined based on the billing address of our customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$19,031	$11,432	$50,774	$29,000
EMEA	9,704	4,993	24,565	13,236
Other	5,175	2,812	13,169	7,308
Total	$33,910	$19,237	$88,508	$49,544

Long-Lived Assets

The following table presents our long-lived assets by geographic areas (in thousands):

	As of	As of
	September 30, 2014	December 31, 2013
United States	$23,396	$6,466
EMEA	4,683	2,054
Other	532	135
Total	$28,611	$8,655

The carrying value of capitalized internal-use software and intangible assets is excluded from the balance of long-lived assets presented in the table above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our final prospectus filed with the SEC on May 16, 2014 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, or the Securities Act. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

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

Our business model is designed to drive organic growth, leverage positive word-of-mouth, and remove friction from the evaluation and purchasing process. We offer a range of subscription account plans for our customer service platform and live chat software that vary in pricing per agent based on functionality and the type and amount of product support we offer. The majority of our customers find us online and subscribe to our customer service platform and live chat software directly from our websites. During the three months ended September 30, 2014, 69% of our qualified sales leads generated online and 65% of the total qualified sales leads for our customer service platform came from organic search, customer referrals, and other unpaid sources.  Our largest source of qualified sales leads is free trials of our customer service platform commenced by prospects.  For larger organizations, our sales team focuses on a land and expand strategy, which leverages this grassroots adoption and seeks to expand our footprint within organizations. More recently we have begun to develop a field sales team primarily responsible for lead discovery, qualification, and account management for larger organizations. Many of our existing customers to date have been small to medium sized organizations that make purchasing decisions with limited interaction with our sales or other personnel; as we continue to focus on and become more dependent on sales to larger organizations, we expect our sales cycles to lengthen and become less predictable.

For the three months ended September 30, 2014 and 2013, our revenue was $33.9 million and $19.2 million, respectively, representing a 77% growth rate. For the nine months ended September 30, 2014 and 2013, our revenue was $88.5 million and $49.5 million, respectively, representing a 79% growth rate. For the three months ended September 30, 2014 and 2013, we derived $14.9 million, or 44%, and $7.8 million, or 41%, respectively, of our revenue from customers located outside of the United States. For the nine months ended September 30, 2014 and 2013, we derived $37.7 million, or 43%, and $20.5 million, or 41%, respectively, of our revenue from customers located outside of the United States. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. For the three months ended September 30, 2014 and 2013, we generated net losses of $17.9 million and $4.8 million, respectively. For the nine months ended September 30, 2014 and 2013, we generated net losses of $49.9 million and $16.5 million, respectively. We intend to invest aggressively to drive continued growth and market leadership.

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

We have focused on rapidly growing our business and plan to continue to invest for long-term growth. We expect to continue to make significant upfront investments in our self-managed colocation data center infrastructure and additional personnel to support our growth. The amount and timing of these upfront infrastructure investments will vary based on our estimates of projected growth and the scale of such deployments. We also expect to continue to make significant investments in our customer support organization including expanding our product support and professional services teams. Over time, we anticipate that we will gain economies of scale by utilizing added capacity within our self-managed colocation data centers and reducing the need for direct incremental personnel costs resulting from growth in our number of customers. As a result, we expect our gross margin to improve in the future, although our gross margin may fluctuate from period to period as our revenue fluctuates and as a result of the timing and amount of investments to expand our product support team, investments in additional personnel, equipment, and facilities to support our platform architecture, increased share-based compensation expenses, as well as the amortization of costs associated with capitalized internal-use software and acquired intangible assets.

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

Number of Customer Accounts.    We believe that our ability to increase our number of accounts on our customer service platform is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. We define the number of customer accounts at the end of any particular period as the number of accounts on our customer service platform, exclusive of free trials or other free services, at the end of the period as identified by a unique account identifier. Use of our customer service platform by new customers requires activation of a customer account on our platform. Existing customers may also expand their utilization of our customer service platform by adding new customer accounts and a single consolidated organization or customer may have multiple customer accounts to service separate subsidiaries, divisions, or work processes. Each of these is treated as a separate customer account. An increase in the number of customer accounts generally correlates to an increase in the number of authorized agents licensed to use our platform, which directly affects our revenue and results of operations. We view this metric as a measure of our success in converting new sales opportunities. We had 48,763 customer accounts as of September 30, 2014. As the total number of customer accounts increases, we expect the rate of growth in the number of customer accounts to decline.

Dollar-Based Net Expansion Rate.    Our ability to generate revenue is dependent upon our ability to maintain our relationships with our customers and to increase their utilization of our customer service platform. We believe we can achieve this by focusing on delivering value and functionality that retains our existing customers, expands the number of authorized agents associated with an existing customer account, and results in upgrades to higher-priced subscription plans. Maintaining customer relationships allows us to sustain and increase revenue to the extent customers maintain or increase the number of authorized agents licensed to use our customer service platform. We assess our performance in this area by measuring our dollar-based net expansion rate. Our dollar-based net expansion rate provides a measurement of our ability to increase revenue across our existing customer base through expansion of authorized agents associated with a customer account, and upgrades in subscription plan, as offset by churn, contraction in authorized agents associated with a customer account, and downgrades in subscription plans.

Our dollar-based net expansion rate is based upon our monthly recurring revenue for a set of customer accounts. Monthly recurring revenue for a customer account is a legal and contractual determination made by assessing the contractual terms of each customer account, as of the date of determination, as to the revenue we expect to generate in the next monthly period for that customer account, assuming no changes to the subscription and without taking into account any one-time discounts, if any, that may be applicable to such subscription. Monthly recurring revenue is not determined by reference to historical revenue, deferred revenue or any other United States generally accepted accounting principles, or GAAP, financial measure over any period. It is forward-looking and contractually derived as of the date of determination.

We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate monthly recurring revenue of our customer base as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate monthly recurring revenue of the same customer base included in our measure of base revenue at the end of the annual period being measured. Our dollar-based net expansion rate is also adjusted to eliminate the effect of certain activities that we identify involving the transfer of agents between customer accounts, consolidation of customer accounts, or the split of a single customer account into multiple customer accounts. While not material, we believe the failure to account for these activities would otherwise skew our dollar-based net expansion metrics associated with customers that maintain multiple customer accounts. Our dollar-based net expansion rate was 123% as of September 30, 2014. We expect our dollar-based net expansion rate to decline over time as our aggregate monthly recurring revenue grows.

Components of Results of Operations

Revenue

We derive substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on our customer service platform and, to a lesser extent, live chat software. Each subscription may have multiple authorized users, and we refer to each such user as an “agent.” The number of agents ranges from one to thousands for various customer accounts. While alternative terms may be negotiated in certain circumstances, our pricing is generally established on a per agent basis. We offer a range of subscription account plans that vary in pricing based on functionality and the type and, for our customer service platform, amount of product support we offer. We sell subscription services under contractual agreements that vary in length, ranging between one month and multiple years, with the majority of subscriptions having a term of either one month or one year.

Subscription fees are generally non-refundable regardless of the actual use of the service. Subscription revenue is typically affected by the number of customer accounts, number of agents, and the type of plan purchased by our customers, and is recognized ratably over the contractual term of the arrangement beginning on the date that our services are made available to our customers. Subscription services purchased online are typically paid for via a credit card on the date of purchase while subscription services purchased through our internal sales organization are generally billed with monthly, quarterly, or annual payment frequency. Due to our mixed contract lengths and billing frequencies, the annualized value of the arrangements we enter into with our customers may not be fully reflected in deferred revenue at any single point in time. Accordingly, we do not believe that the change in deferred revenue for any period is an accurate indicator of future revenue for a given period of time.

We derive an immaterial amount of revenue from implementation, voice, and training services, for which we recognize revenue upon completion.

Cost of Revenue, Gross Margin, and Operating Expenses

Cost of Revenue.    Cost of revenue consists primarily of personnel costs (including salaries, benefits, and share-based compensation) for employees associated with our platform infrastructure and our product support organizations, depreciation and other expenses associated with our self-managed colocation data centers, data center costs related to hosting our platform, amortization expense associated with capitalized internal-use software, amortization expense associated with acquired intangible assets, payment processing fees, and allocated shared costs. We allocate shared costs such as rent, shared information technology costs, and employee benefit costs to all departments based on headcount. As such, allocated shared costs are reflected in cost of revenue and each operating expense category.

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

We intend to continue to invest additional resources in our platform infrastructure and our product support organizations. As we continue to invest in technology innovation, we expect to have increased capitalized internal-use software costs and related amortization. We expect our investment in technology to not only expand the capability of our customer service platform and live chat software but also increase the efficiency of how we deliver our customer service platform and live chat software, enabling us to improve our gross margin over time. The level and timing of investment in these areas could affect our cost of revenue in the future.

Gross Margin.    Gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period as our revenue fluctuates and as a result of the timing and amount of investments to expand our product support team, investments in additional personnel, equipment, and facilities to support our platform architecture, increased share-based compensation expenses, as well as the amortization of costs associated with capitalized internal-use software and acquired intangible assets.

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

Other Expense, Net

Other expense, net consists primarily of interest expense associated with our credit facility and transaction gains or losses on foreign currency, offset by interest income from marketable securities.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$33,910	$19,237	$88,508	$49,544
Cost of revenue (1)	11,684	6,327	32,410	16,878
Gross profit	22,226	12,910	56,098	32,666
Operating expenses (1):
Research and development	9,550	3,860	25,227	10,737
Sales and marketing	21,548	10,015	56,174	26,218
General and administrative	8,940	3,646	23,639	11,744
Total operating expenses	40,038	17,521	105,040	48,699
Operating loss	(17,812)	(4,611)	(48,942)	(16,033)
Other expense, net	(343)	(102)	(1,252)	(312)
Loss before provision for income taxes	(18,155)	(4,713)	(50,194)	(16,345)
Provision for (benefit from) income taxes	(236)	42	(272)	120
Net loss	$(17,919)	$(4,755)	$(49,922)	$(16,465)

(1) Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$591	$77	$1,691	$177
Research and development	3,052	196	7,530	422
Sales and marketing	4,877	338	8,635	726
General and administrative	2,298	264	5,769	2,419

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (2)	34.5	32.9	36.6	34.1
Gross profit	65.5	67.1	63.4	65.9
Operating expenses (2):
Research and development	28.2	20.1	28.5	21.7
Sales and marketing	63.5	52.1	63.5	52.9
General and administrative	26.4	19.0	26.7	23.7
Total operating expenses	118.1	91.1	118.7	98.3
Operating loss	(52.5)	(24.0)	(55.3)	(32.4)
Other expense, net	(1.0)	(0.5)	(1.4)	(0.6)
Loss before provision for income taxes	(53.5)	(24.5)	(56.7)	(33.0)
Provision for (benefit from) income taxes	(0.7)	0.2	(0.3)	0.2
Net loss	(52.8%)	(24.7%)	(56.4%)	(33.2%)

(2) Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	1.7%	0.4%	1.9%	0.4%
Research and development	9.0	1.0	8.5	0.9
Sales and marketing	14.4	1.8	9.8	1.5
General and administrative	6.8	1.4	6.5	4.9

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands, except percentages)
Revenue	$33,910	$19,237	76%	$88,508	$49,544	79%

Revenue increased $14.7 million, or 76%, in the three months ended September 30, 2014 compared to the same period in 2013. Of the total increase in revenue, $9.5 million, or 65%, was attributable to revenue from new customer accounts acquired from October 1, 2013 through September 30, 2014, net of churn and contraction, and $5.1 million, or 35%, was attributable to revenue from accounts existing on or before September 30, 2013, net of churn and contraction. Revenue from customer accounts that are invoiced in aggregate is treated as being generated from a single customer account.  The acquisition date of customer accounts that are invoiced in aggregate is determined using the establishment date of the earliest customer account.

Revenue increased $39.0 million, or 79%, in the nine months ended September 30, 2014 compared to the same period in 2013 due to the addition of new customer accounts and the continued expansion of existing customer accounts.

Cost of Revenue and Gross Margin

Prior to the IPO, we granted RSUs and certain stock options with both a service condition and a performance condition, or Performance Awards.  The service condition for substantially all of the Performance Awards is satisfied over three or four years. The performance condition was satisfied upon the effectiveness of the registration statement related to our IPO. No share-based compensation expense had been recognized for the Performance Awards prior to the IPO. Upon the satisfaction of the performance condition during the three months ended June 30, 2014, we recognized a cumulative share-based compensation expense of $6.1 million for the portion of the Performance Awards that had met the service condition. In the three and nine months ended September 30, 2014, share-based compensation expense related to the Performance Awards was $2.9 million and $9.0 million, respectively, including $0.2 million and $0.8 million in cost of revenue, $1.8 million and $4.9 million in research and development, $0.6 million and $1.9 million in sales and marketing, and $0.3 million and $1.3 million in general and administrative expenses, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands, except percentages)
Cost or Revenue	$11,684	$6,327	85%	$32,410	$16,878	92%
Gross Margin	65.5%	67.1%	—	63.4%	65.9%	—

Cost of revenue increased $5.4 million, or 85%, and $15.5 million, or 92%, in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The overall increases were primarily due to increased employee compensation-related costs of $2.2 million and $6.9 million, increased depreciation expense and other costs associated with our self-managed colocation data centers of $0.6 million and $2.1 million, and increased hosting fees of $0.3 million and $1.0 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increases in employee compensation-related costs were due to our substantial increase in headcount year over year and the share-based compensation expense related to the Performance Awards described above. The increases in depreciation expense and other costs associated with our self-managed colocation data centers were driven by our investments in building out and increasing capacity within our self-managed colocation data centers. Hosting fees for our platform infrastructure also increased as we increased capacity in third-party managed data centers to support our growth. Further contributing to the increase were increases in amortization expense associated with acquired intangibles of $0.4 million and $0.8 million, amortization expense associated with capitalized internal-use software of $0.3 million and $1.0 million, and allocated shared costs of $0.8 million and $2.5 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013.

Our gross margin decreased 1.6% and 2.5% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The decreases in gross margin were primarily due to a 1.7% and 3.0% increase in employee-related compensation expense as a percentage of revenue for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013.  The increases in employee-related compensation expense were driven by our investment in growing our customer support organization to support the growth of our customer base and the share-based compensation expense related to the Performance Awards described above.

Operating Expenses

Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands, except percentages)
Research and Development	$9,550	$3,860	147%	$25,227	$10,737	135%

Research and development expenses increased $5.7 million, or 147%, and $14.5 million, or 135% in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increases were primarily due to increased employee compensation-related costs of $4.7 million and $11.6 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, driven by a substantial increase in our headcount year over year and the share-based compensation expense related to the Performance Awards described above. Other expenses, including allocated shared costs, travel expenses and consulting fees, increased $1.0 million and $2.9 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013.

Sales and Marketing Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands, except percentages)
Sales and Marketing	$21,548	$10,015	115%	$56,174	$26,218	114%

Sales and marketing expenses increased $11.5 million, or 115%, and $30.0 million, or 114%, in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The overall increases were primarily due to increased employee compensation-related costs of $8.1 million and $18.7 million, and increased marketing program costs of $1.2 million and $4.2 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013.  The increases in employee compensation-related costs were driven by a substantial increase in our sales force year over year and the share-based compensation expense related to the Performance Awards described above. Also contributing to the increases in employee compensation-related costs were $2.7 million and $3.9 million of share-based compensation expense related to the accelerated vesting of certain stock options during the three and nine months ended September 30, 2014, respectively. The increases in marketing program costs in the three and nine months ended September 30, 2014 were primarily driven by increases in online lead generation marketing programs to drive the adoption of our customer service platform. Additionally, other expenses, including allocated shared costs, travel expenses, and consulting fees, increased $2.3 million and $7.0 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013.

General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands, except percentages)
General and Administrative	$8,940	$3,646	145%	$23,639	$11,744	101%

General and administrative expenses increased $5.3 million, or 145%, and $11.9 million, or 101%, in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The overall increases were primarily due to increased employee compensation-related costs of $3.7 million and $7.4 million, and increased professional and outside services costs of $0.8 million and $2.0 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increases in employee compensation-related costs were due to a substantial increase in headcount year over year and the share-based compensation expense related to the Performance Awards described above.  The increase in share-based compensation expense for the nine months ended September 30, 2014 was partially offset by $1.7 million of share-based compensation expense recorded in the three months ended June 30, 2013 related to the accelerated vesting of certain stock options. The increases in professional and outside services costs, comprised primarily of fees related to legal and accounting services, were driven by increased level of business activities and increased compliance costs as a public company.  Also contributing to the increased professional and outside services costs for the nine months ended September 30, 2014 was $0.6 million of professional services fees incurred during the three months ended March 31, 2014 in connection with the acquisition of Zopim. Additionally, other expenses, including allocated shared costs, increased $0.8 million and $2.5 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013.

Other Expense, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands, except percentages)
Other Expense, Net	$343	$102	236%	$1,252	$312	301%

Other expense, net increased $0.2 million, or 236%, and $0.9 million, or 301%, in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 primarily due to increased interest expense in connection with borrowings under our credit facility and foreign currency transaction losses.

Credit Facility

We have a credit facility with Silicon Valley Bank consisting of a $20.0 million revolving line of credit and a $10.0 million equipment line of credit. As of December 31, 2013, the outstanding balance under the revolving line of credit was $20.0 million. On June 9, 2014, we repaid all outstanding principal and accrued interest under the revolving line of credit and as of September 30, 2014 there was no outstanding balance.  As of September 30, 2014 and December 31, 2013, the outstanding balance under the equipment line of credit was $7.7 million and $3.8 million, respectively.

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

Borrowings on the equipment line of credit bear interest of 2.5% per annum. For each equipment advance, we were entitled to make interest-only payments until September 14, 2014, when the last draw against the equipment line of credit could be made. The outstanding balance as of September 14, 2014 is payable in 30 equal monthly installments, with the last payment due on March 14, 2017. We are also required to make a final payment fee of $0.3 million on March 14, 2017.

The credit facility is collateralized by substantially all of our assets, excluding our intellectual property. Our domestic subsidiary is a guarantor of the credit facility and we have pledged up to 65% of the equity in our international subsidiaries as collateral. The credit facility also imposes various covenants on us, including the delivery of financial and other information, the maintenance of our primary operating and securities accounts with the lender, the maintenance of minimum revenue targets and an agreed upon ratio of certain current assets to current liabilities, as well as limitations on dispositions, changes in business or management, certain mergers or consolidations, dividends and other corporate activities. As of September 30, 2014 and December 31, 2013, we were in compliance with all of the covenants contained in the credit facility.

Liquidity and Capital Resources

As of September 30, 2014, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $128.3 million, which were held for working capital purposes, as well as the available balance of our credit facility. Our cash, cash equivalents, and marketable securities are comprised primarily of corporate securities, money market funds, U.S. treasury securities, asset-backed securities, U.S. agency obligations, and commercial paper.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash provided by (used in) operating activities	$(18)	$923
Cash used in investing activities	(63,341)	(21,615)
Cash provided by financing activities	90,120	1,377

To date, we have financed our operations primarily through sales of equity securities. From our inception through September 30, 2014, we have received cash proceeds of $174.4 million from the sale of equity securities, net of issuance costs paid. We have also financed our operations through customer payments for subscription to our platform and borrowings under our credit facility. We believe that our existing cash, cash equivalents, and marketable securities balance together with cash generated from operations and the available balance of our credit facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

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

We can elect net share settlement of RSUs by withholding shares and remitting income tax on behalf of the applicable employees.  During the nine months ended September 30, 2014, cash used for tax payments related to net share settlement of RSUs was $1.8 million.  Beginning in the three months ending December 31, 2014, we intend to fund withholding taxes due on substantially all employee equity awards by requiring employees to sell shares of our common stock to cover taxes upon vesting of such awards (sell-to-cover), rather than our current approach of net share settlement.  We expect the sell-to-cover approach to reduce our cash outflows.

Operating Activities

Our largest source of operating cash inflows is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for employee-related expenditures, hosting fees, and leased facilities.

Net cash used in operating activities in the nine months ended September 30, 2014 was $18,000, reflecting our net loss of $49.9 million, adjusted by non-cash charges including share-based compensation expense of $23.6 million, depreciation and amortization of $7.7 million, and changes in our working capital. The changes in our working capital were primarily attributable to an increase in deferred revenue of $17.3 million due to the growth in sales of our subscription services, an increase in accrued compensation liabilities of $5.2 million due to the increase in headcount and timing of the last payroll before period end, an increase of $1.5 million in accounts payable and accrued liabilities due to timing of payments and a higher level of expenses consistent with the overall growth of our business, and an increase of $1.3 million in other assets and liabilities due to deferred tax liabilities recorded in connection with the acquisition of Zopim. These sources of cash flow were partially offset by an increase in accounts receivable of $5.1 million due to timing of customer billing and the growth in sales, and an increase in prepaid expenses and other current assets of $2.0 million primarily due to increases in prepaid subscriptions for software used in our operations and prepaid insurance premiums.

Net cash provided by operating activities in the nine months ended September 30, 2013 was $0.9 million, reflecting our net loss of $16.5 million, adjusted by non-cash charges including share-based compensation expense of $3.7 million, depreciation and amortization of $3.6 million, and changes in our working capital. The changes in our working capital were primarily attributable to an increase in deferred revenue of $10.5 million due to the growth in sales of our subscription services, an increase in accounts payable and accrued liabilities of $1.9 million due to timing of payments and a higher level of expenses consistent with the overall growth of our business, and an increase in accrued compensation liabilities of $1.8 million due to the increase in headcount and timing of the last payroll before period end. These sources of cash flow were partially offset by an increase in accounts receivable of $3.1 million due to timing of customer billings and the growth in sales, and an increase in prepaid expenses and other current assets of $1.5 million primarily due to increases in prepaid subscriptions for software used in our operations.

Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2014 of $63.3 million was primarily attributable to purchases of marketable securities of $43.0 million, purchases of property and equipment of $19.1 million associated with our newly leased office facilities and hosting equipment to build out our self-managed colocation data centers, capitalized software development costs of $6.3 million associated with the development of additional features and functionality of our platform, and payments of $1.9 million for the acquisition of Zopim, net of cash acquired. The use of cash in investing activities was partially offset by the maturities of marketable securities of $7.0 million.

Net cash used in investing activities in the nine months ended September 30, 2013 of $21.6 million was primarily attributable to purchases of marketable securities of $12.4 million, purchases of property and equipment of $5.7 million associated with hosting equipment to build out our self-managed colocation data centers, and capitalized software development costs of $3.6 million associated with the development of additional features and functionality of our platform.

Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2014 of $90.1 million was primarily attributable to proceeds from the IPO net of issuance costs of $103.1 million, proceeds from exercise of stock options of $5.1 million, and borrowings under our credit facility of $3.9 million, partially offset by repayment of the outstanding balance under our revolving line of credit of $20.0 million, and payments for withholding taxes related to the net share settlement of our equity awards of $1.8 million.

Net cash provided by financing activities in the nine months ended September 30, 2013 of $1.4 million was primarily attributable to borrowings under our credit facility of $1.0 million and proceeds from exercise of stock options of $0.6 million.

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

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2014 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our final prospectus filed with the SEC in May 2014 pursuant to Rule 424(b) of the Securities Act.

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

Off-Balance Sheet Arrangements

Through September 30, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We conduct transactions, particularly intercompany transactions, in foreign currencies, primarily the British Pound Sterling, Euro, Australian Dollar, Danish Krone, Singapore Dollar, Japanese Yen, Philippine peso, and Brazilian Real. Except for our Singapore subsidiary, our international subsidiaries maintain certain current asset and current liability balances that are denominated in currencies other than the functional currencies of these entities, which is the U.S. dollar. Our Singapore subsidiary’s functional currency is the Singapore Dollar. Changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and results of operations due to transactional and translational remeasurement that is reflected in our earnings. While we have primarily transacted with customers in the U.S. dollar, we have also historically transacted in foreign currencies for subscriptions to our customer service platform and expect to significantly expand the number of transactions with customers that are denominated in foreign currencies in the near future.

Foreign currency gains and losses were not significant for each of the three and nine months ended September 30, 2014 and 2013. While we have not engaged in hedging of our foreign currency transactions to date, we are currently evaluating the costs and benefits of initiating such a program and may, in the future, hedge selected significant transactions denominated in currencies other than the U.S. dollar.

Interest Rate Sensitivity

We had cash, cash equivalents and marketable securities totaling $128.3 million at September 30, 2014, of which $72.7 million was invested in corporate securities, money market funds, U.S. treasury securities, asset-backed securities, U.S. agency obligations, and commercial paper. We had cash, cash equivalents and marketable securities totaling $65.8 million as of December 31, 2013, of which $23.0 million was invested in money market funds and corporate bonds. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

As of September 30, 2014 and December 31, 2013, we do not believe that an increase or decrease in interest rates of ten percent (10%) would have a material effect on the value of our cash equivalents and portfolio of marketable securities. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity.

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

We have incurred net losses in each year since our inception, including net losses of $17.9 million and $4.8 million in the three months ended September 30, 2014 and 2013, respectively, and net losses of $49.9 million and $16.5 million for the nine months ended September 30, 2014 and 2013, respectively. We had an accumulated deficit of $114.4 million at September 30, 2014. For the three months ended September 30, 2014 and 2013, our revenue was $33.9 million and $19.2million, respectively, representing a 77% growth rate. For the nine months ended September 30, 2014 and 2013, our revenue was $88.5 million and $49.5 million, respectively, representing a 79% growth rate. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

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

Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our customer service platform and live chat software and to introduce new products and services. In order to grow our business, we must develop products and services that reflect the changing nature of customer service, and expand beyond customer service to other areas of managing relationships with customers. The success of any enhancement to our customer service platform or live chat software depends on several factors, including timely completion, adequate quality testing, and market acceptance. Any new product or service that we develop may not be introduced in a timely or cost-effective manner, may contain defects, or may not achieve the market acceptance necessary to generate sufficient revenue. If we are unable to successfully develop new products or services, enhance our existing customer service platform and live chat software to meet customer requirements or otherwise gain market acceptance, our business and operating results will be harmed.

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

We have experienced and may continue to experience rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from 467 employees on September 30, 2013 to 750 employees on September 30, 2014. In addition, we have established subsidiaries in Denmark, the United Kingdom, Australia, Ireland, Japan, the Philippines, and Brazil since our inception in 2007, and, as a result of the acquisition of Zopim, we also have a subsidiary in Singapore. We may continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of customers, end users, transactions, and data that our customer service platform and our associated hosting infrastructure support. Finally, our organizational structure is becoming more complex and we may need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures to manage this complexity. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, simplicity in design, and attention to customer satisfaction that has been critical to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

We have only been offering the Zopim live chat software since the completion of our acquisition of Zopim in March 2014. We are aware that Zopim experienced breaches of its security measures prior to the acquisition. The systems, networks, personnel, equipment, and vendors utilized to provide our live chat software are separate from those utilized in connection with our customer service platform and have not been subject to the same security reviews and assessments as those used to provide our customer service platform. Our failure to complete these assessments and implement improvements to the security measures deployed to protect our live chat software in a timely manner could increase our risk of a security breach with respect to this service, which would harm our business as a whole.

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

We generally charge our customers for their use of our customer service platform based on the number of users they enable as “agents” to provide customer service under their customer account. At the same time, we provide features and functionality within our customer service platform that enable our customers to promote customer self-service and otherwise efficiently and cost-effectively address product support requests without the need for substantial human interaction. As a result of these features, customer agent staffing requirements may be minimized and our revenue may be adversely impacted.

We separately charge for the use of our live chat software. Historically, we provided limited chat functionality within our customer service platform for no additional charge. With the integration of our live-chat software into our customer service platform, we now generally require a separate subscription to enable chat functionality in connection with our customer service platform. We do not know whether our customers or the market in general will accept this change in our pricing model and if it fails to gain acceptance our business and results of operations could be harmed.

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

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions when the initial contract term expires and add additional authorized agents to their customer accounts. Even though the majority of our revenue is derived from subscriptions to our customer service platform that have terms longer than one month, a significant portion of the subscriptions to our customer service platform have monthly terms. Our customers have no obligation to renew their subscriptions, and our customers may not renew subscriptions with a similar contract period or with the same or a greater number of agents. Some of our customers have elected not to renew their agreements with us and we do not have enough history to accurately predict long-term customer retention.

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

Increasing our customer base and achieving broader market acceptance of our customer service platform and live chat software will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our online marketing efforts and on our direct sales force to obtain new customers. From September 30, 2013 to September 30, 2014, our sales and marketing organizations increased from 151 to 264 employees. We plan to continue to expand our direct sales force both domestically and internationally and to increase the proportion of our sales professionals that have experience in selling to larger organizations. We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Our recent hires and planned hires may not become as productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Because we do not have a long history of expanding our sales force, we cannot predict whether, or to what extent, our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive. Our business will be harmed if our sales expansion efforts do not generate a significant increase in revenue.

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

In the three months ended September 30, 2014 and 2013, we derived 44% and 41% of our revenue from customers located outside of the United States, respectively, and for each of the nine months ended September 30, 2014 and 2013, we derived 43% and 41% of our revenue from customers located outside of the United States, respectively. We are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and product support operations in the United States and certain countries across Europe, Australia, Asia, and South America. Our sales organization outside the United States is substantially smaller than our sales organization in the United States and to date a very limited portion of our sales has been driven by resellers or other channel partners. We believe our ability to convince new customers to subscribe to our platform or to convince existing customers to renew or expand their use of our platform is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.

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

We are also aware that trials and paid and unpaid subscriptions to our live chat software as delivered by Zopim, which is based in Singapore, have been initiated by persons and organizations in countries that are the subject of U.S. embargoes. Zopim also previously made available for download from the United States certain encryption-functionality software without first having obtained U.S. government authorization to export such software. In these instances, Zopim may have acted in violation of U.S. export controls and sanctions laws. Prior to and as a condition of the completion of our acquisition of Zopim, Zopim terminated the paid subscriptions of those customers believed to be located in jurisdictions subject to U.S. embargoes, screened its paid customers against applicable U.S. government lists of prohibited persons, implemented certain measures designed to prevent future unauthorized access to the service, and obtained U.S. government authorization to export its software. Zopim filed initial voluntary disclosures with OFAC and BIS on March 18, 2014 to alert these agencies of its apparent prior violations.  After completion of the acquisition, we conducted an internal investigation into these prior violations and filed voluntary self-disclosures with respect to these matters in the three months ended June 30, 2014 and September 30, 2014.   Since the completion of our acquisition of Zopim we have continued to enhance measures to prevent unauthorized access to the Zopim service and to implement additional methodologies by which both paid and unpaid trials and accounts that we suspect may be initiated from jurisdictions subject to U.S. embargoes are identified.  Given the technical limitations in developing measures that will prevent access to internet based services from particular geographies or by particular individuals, we have previously identified and expect we will continue to identify customer accounts for our customer service platform and live chat software that we suspect originate from countries which are subject to U.S. embargoes.

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

We have made and will continue to make substantial investments in new equipment at our self-managed colocation data centers to support our growth and provide enhanced levels of service to our customers. We made capital expenditures of $0.9 million and $1.2 million in the three months ended September 30, 2014 and 2013, respectively, and $6.0 million and $4.7 million in the nine months ended September 30, 2014 and 2013, respectively, primarily for purchases of hosting equipment for use in these data centers. We have and are continuing to transition from primarily a managed-service hosting model, where a third party manages most aspects of our hosting operations, to a self-managed colocation model, where we have more direct control over the hosting infrastructure and its operation. This has and may continue to have a negative impact on our cash flows and gross profit as we invest in capital assets to establish and expand our use of these self-managed colocation data centers and scale these facilities to expected demand. If it takes longer than we expect to fully complete this transition, the negative impact on our operating results would likely exceed our initial expectations.

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

Any acquisition, including our acquisition of Zopim, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. For example, we only recently completed our acquisition of Zopim, and substantially all of the acquisition and integration risks remain. Acquisitions, including our acquisition of Zopim, may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

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

We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2014, we had recorded a total of $16.0 million of goodwill and intangible assets related to our acquisition of Zopim. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.

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

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our estimates and forecasts relating to the size and expected growth of the customer relationship management market may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

We may not be able to generate sufficient cash to service our indebtedness.

As of September 30, 2014, we owed an aggregate principal and accrued interest amount of $7.7 million pursuant to a credit facility. Our ability to make scheduled payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash balances and our actual and projected financial and operating performance. We may be unable to maintain a level of cash balances or cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital, or restructure or refinance our indebtedness. We may not be able to take any of these actions, and even if we are, these actions may be insufficient to permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the credit facility, we may be required to repay any outstanding amounts earlier than anticipated.

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

Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our platform, cause us to incur additional expenses or otherwise have a negative impact on our business.

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication, and business applications. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our platform in order to comply with these changes or substantially increase costs associated with the operation of our customer service platform and live chat software. Additionally, the adoption of any laws, regulations, or practices limiting Internet neutrality, could allow Internet service providers to block, degrade or interfere with our products or services. These laws, regulations, or practices could decrease the demand for, or the usage of, our products and services, increase our cost of doing business and adversely affect our operating results. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees, or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally, or result in reductions in the demand for Internet-based platforms and services such as ours. In addition, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses,” “worms,” and similar malicious programs and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the Internet is adversely affected by these issues, demand for our customer service platform and live chat service could decline.

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

As of September 30, 2014, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 57.6%% of our outstanding common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of September 30, 2014, we had approximately 72.8 million shares of our common stock outstanding. As a result of market stand-off agreements, approximately 60.0 million shares are subject to restrictions on their sale for 180 days after May 14, 2014. In addition, certain of these shares are also subject to lock-up agreements with the underwriters. Goldman, Sachs & Co. and Morgan Stanley & Co. LLC may, in their sole discretion, permit our officers, directors, employees and current stockholders who are subject to lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

Additionally, the shares of common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

The holders of an aggregate of approximately 39.2 million shares of our common stock as of September 30, 2014 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares may be sold freely in the public market upon issuance, subject to certain market stand-off or lock-up agreements.

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

If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

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

Item 2. Unregistered Sales of Equity Securities

Sale of Unregistered Securities

On June 23, 2014, we issued 111,333 shares of common stock to SVB Financial Group, pursuant to the cashless net exercise of an outstanding warrant to purchase 125,000 shares of common stock at a purchase price of $1.92 per share. The number of shares issued upon the net exercise of SVB Financial Group’s warrant was reduced by 13,667 shares to effect the net exercise of the warrant in accordance with its terms. The shares of common stock issued pursuant to the cashless net exercise of the warrant were issued in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds from Public Offerings of Common Stock

On May 14, 2014, our registration statement on Form S-1 (File No. 333-195176) was declared effective by the SEC for our IPO whereby we registered an aggregate of 12,777,777 shares of our common stock, including 1,666,666 shares of our common stock registered for sale by us upon the full exercise of the underwriters’ over-allotment option. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on May 16, 2014 pursuant to Rule 424(b) of the Securities Act. In June 2014 we used $20.0 million of the net proceeds from the IPO to repay the outstanding balance under our revolving line of credit. We invested the remaining funds received in registered money market funds.  Following the sale of the shares in connection with the closing of our initial public offering, the offering terminated.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zendesk, Inc.
Date: November 6, 2014	By:	/s/ Alan Black
Alan Black
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT

INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit
10.1	Lease Agreement between the Registrant and 1019 Market St. Property, LLC, dated as of September 6, 2013, as amended.	Filed herewith
10.2	2014 Employee Stock Purchase Plan, as amended.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*

The certifications furnished in Exhibits 32.1  and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.