Form 10-K
period 2014-12-31
Zendesk, Inc.
filed 2015-02-17
CIK 1463172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

Commission File Number 001-36456

ZENDESK, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	26-4411091
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1019 Market Street San Francisco, CA	94103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 418-7506

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.01 Per Share; Common stock traded on the New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $561.8 million. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of January 31, 2015 was 75,791,926.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2014. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our future financial performance, including our revenue, cost of revenue, gross profit, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;
•	the sufficiency of our cash and cash equivalents, and marketable securities to meet our liquidity needs;
•	our ability to attract and retain customers to use our customer service platform and live chat software, and to optimize the pricing for our customer service platform and live chat software;
•	the evolution of technology affecting our platform, services, and markets;
•	our ability to innovate and provide a superior customer experience;
•	our ability to successfully expand in our existing markets and into new markets;
•	the attraction and retention of qualified employees and key personnel;
•	worldwide economic conditions and their impact on information technology spending;
•	our ability to effectively manage our growth and future expenses;
•	our ability to successfully offer our live chat software as a standalone service or further integrate it with our customer service platform;
•	our ability to maintain, protect, and enhance our intellectual property;
•	our ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations;
•	our ability to securely maintain customer data;
•	our ability to maintain and enhance our brand; and
•	the increased expenses and administrative workload associated with being a public company.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

PART I

Item 1. Business.

Overview

Zendesk believes the fundamental relationship between organizations and their customers is changing. As consumers, we have more choices, have access to more information, and are more connected than ever before. We expect to be heard, engaged, and valued by the organizations we interact with. At the same time, organizations are increasingly recognizing the value of these deeper relationships. As a result, a new customer service philosophy is emerging.

Zendesk was formed to help organizations capitalize on this profound shift. We are a software development company that provides a SaaS customer service platform. Our beautifully simple platform helps organizations engage with people in new ways that foster long-term customer loyalty and satisfaction. We empower organizations to better answer customers’ questions, and to solve their problems through the channels that people use every day when seeking help, such as email, chat, voice, social media, and websites. Our platform also helps people find answers on their own through knowledge bases and communities, capitalizing on the increasing customer preference for self-service. Our customer engagement capabilities allow organizations to proactively serve their customers, reaching out to those who may need help and soliciting feedback about their experience. The openness of our customer service platform makes it easy for organizations to integrate with other applications and embed our platform’s functionality natively into their own websites and mobile applications. Our platform consolidates the data from customer interactions and provides organizations with powerful analytics and performance benchmarking.

In March 2014, we completed the acquisition of Zopim, a software development company that provides a SaaS live chat service. Through Zopim, we provide live chat software as a standalone service and as an integrated service with our customer service platform for chat-enabled agents.

Our business model is designed to drive organic growth, leverage positive word-of-mouth, and remove friction from the evaluation and purchasing process. A substantial percentage of our customers find us online and subscribe to our customer service platform directly from our website. Exemplifying the success of our sales and marketing strategy, during the year ended December 31, 2014, 68% of our qualified sales leads generated online, and 66% of the total qualified sales leads for our customer service platform, came from organic search, customer referrals, and other unpaid sources.  Our largest source of qualified sales leads is free trials of our customer service platform commenced by prospects.  Our sales team largely focuses on a land and expand strategy, which leverages this grassroots adoption and seeks to expand our footprint within organizations.

As of December 31, 2014, we had approximately 52,500 paid customer accounts for our customer service platform and live chat software in the aggregate.  This includes approximately 27,600 customer accounts for paid subscription plans on our customer service platform (other than our low-cost Starter plan) and approximately 24,900 customer accounts for paid subscription plans of our live chat software.  We also offer “freemium” plans for our customer service platform and live chat software, as well as email collaboration software, that are offered free of charge or at very low cost.  As of December 31, 2014, we had more than 98,000 active accounts using these services.  Our customers represent organizations across a broad array of sizes, industries, and geographies. They are located in 150 countries and territories and provide service through our customer service platform in over 40 languages.

Our financial performance reflects our significant customer growth and strong customer retention and expansion. For the year ended December 31, 2014, 2013, and 2012, our revenue was $127.0 million, $72.0 million, and $38.2 million, respectively, representing a 76% growth rate from 2013 to 2014 and 88% growth rate from 2012 to 2013. For the years ended December 31, 2014, 2013, and 2012 we derived $54.8 million, or 43%, $29.6 million, or 41%, and $15.8 million, or 41%, respectively, of our revenue from customers located outside of the United States.

We were founded in Copenhagen, Denmark in 2007. We reincorporated in Delaware in 2009. Our principal executive offices are located at 1019 Market Street, San Francisco, California 94103, and our telephone number is (415) 418-7506. Our website address is www.zendesk.com. Information contained on or that can be accessed through our website does not constitute part of this Annual Report on Form 10-K and inclusions of our website address in this Annual Report on Form 10-K are inactive textual references only.  Unless expressly indicated or the context requires otherwise, the terms “Zendesk,” “company,” “we,” “us,” and “our” in this Annual Report on Form 10-K refer to Zendesk, Inc., a Delaware corporation, and its consolidated subsidiaries.

The Zendesk Approach

Zendesk’s mission is to help organizations and their customers build better relationships. Our comprehensive customer service platform is carefully designed for organizations to address the new customer-driven economy, in which customer service is a key business principle. Our intuitive customer service platform facilitates listening to the customer, finding the best possible answer, communicating through the appropriate channel, and sharing the knowledge gained with the whole organization.

•

Beautifully Simple.    We have an overarching philosophy to be beautifully simple. This approach begins with the look and feel of our customer service platform. We take intuitive design elements that people have grown to expect from consumer software and incorporate them into our customer service platform. The complexity of our underlying technology is wrapped in an easy-to-use interface built to simplify the tough work of customer service. However, beautifully simple at Zendesk extends far beyond that. We offer a free trial and a transparent purchase process with numerous self-service options that are suitable for small and medium sized businesses, or SMBs, and enterprise departments as well as assisted options for larger clients. Once purchased, our customer service platform provides fast results due to an easy set-up with a detailed tutorial and we assist organizations with questions or concerns through our product support team, community forum, and other software tools.

•

Omni-Channel and Contextual.    Our customer service platform is built to support customers across a wide variety of integrated channels—email, voice, social media, and websites. We offer live chat as a standalone service and as a means to integrate chat-enabled agents into our customer service platform. With little to no setup, our customer service platform can receive, manage, track, and report on customer interactions regardless of where they occur. This enables employees to listen to and engage with customers through the appropriate channels. In addition, our customer service platform provides important contextual information around customer issues by encouraging employee collaboration and enabling real-time information sharing. Based on our belief that the best customer service involves a whole organization, our customer service platform makes it easy for multiple departments to work together on as well as stay informed about customer interactions.

•

Affordable.     We believe that customer service practices and philosophy affect the bottom line and that by using our customer service platform organizations can successfully manage customer service in a manner that generates a high return on investment. We believe our subscription plans are significantly less expensive and offer greater pricing transparency than many legacy customer support software applications (especially when software updates, ongoing maintenance and consultant fees required for integration, installation, customization, and training are taken into account). Furthermore, our customer service platform is designed to increase productivity by enabling faster responses, customer self-service tools, and automation.

•

Natively Mobile.    Mobile apps were not an afterthought at Zendesk. We have designed our customer service platform to enable great customer service on-the-go. Through native mobile apps, employees can access our customer service platform anywhere with robust product functionality, an elegant interface, and performance analytics. Our help centers are mobile optimized, allowing people to quickly find answers on their own with mobile devices.

•

Cloud-Based Architecture.    The dynamic cloud-based architecture that powers our customer service platform allows SMBs and large enterprises alike to invest their time and energy in their customers rather than managing their software. This architecture automates frequent software updates and introduction of new features while also allowing our platform to easily scale within organizations. Configurations made with simple tools, including workflow automations and best practice templates, tailor the functionality and design of our customer service platform to an organization’s particular needs and keep customer service efforts of any size organized.

•

Open Platform.    Integrations openly exchange information and product functionality between our customer service platform and other applications, leading to better informed customer conversations. Our platform includes over 270 pre-built integrations with CRM, e-commerce, telephony, live chat, and other apps, which are enabled through our app marketplace. Developed with our open APIs, our platform can also be customized, integrated, or expanded upon with private apps.   Through Zendesk Embeddables, we enable customers to simply and natively integrate critical functionality directly into their own websites and applications, including optimized integrations for mobile applications.

•

Proactive Engagement.    Our customer service platform is designed to provide customer service on the customer’s terms. Organizations are equipped to proactively communicate with customers at the most relevant and critical moments. For example, organizations can automatically trigger workflow to proactively reach out to customers that may signal they have had a bad experience or need particular attention.

•

Strategic Analytics.    Our customer service platform provides analytics that are mission critical for an organization’s operations. In all subscription plans for our customer service platform, managers have access to real-time operational efficiency and customer satisfaction analytics at the interaction, agent, and organizational level. We continuously collect anonymized data, through the Zendesk Benchmark, to regularly report relevant comparisons of an organization’s metrics relative to its peers based on size, industry, and geographic region. Managers can be informed through our customer service platform on the strengths and weaknesses of their customer service efforts on an hourly basis, as well as provided with recommendations of how to improve performance.

Growth Strategy

Zendesk was founded in 2007, aiming to help organizations build successful long-term relationships with their customers. We strive to continue the work our three founders began when they looked at the state of customer service and said: “we can do better.” We are focused on the following key areas of growth:

•

Introducing New Products and Broadening Our Platform Functionality.    We are continuously investing in building a customer service platform that elegantly facilitates and improves customer service and ultimately creates successful long-term customer relationships. Significant research and development efforts are currently focused on broadening our existing customer engagement and communication tools. We intend to continue to develop new products and functionality to expand our platform and support that mission. In addition, we may selectively pursue acquisition opportunities of technologies that can broaden the functionality of our platform.

•

Furthering Our Data-Driven Approach.    We believe our platform is unique for empowering a data-driven approach to customer service. For example, we have introduced the Zendesk Benchmark to enable organizations to compare their critical customer service performance metrics with their peers. Through Zendesk Insights, organizations can compute and display advanced analytics based on their raw data.  We plan to expand our data analysis and reporting tools.

•

Maintaining Leadership in SMB Market.    Our customer base today includes a large number of SMBs across industries and geographies. Our customer service platform’s ease-of-use, fast results, and flexible pricing are well suited for their needs. We will continue to expand sales in existing organizations, target new organizations, and advance our leadership position in the SMB market.

•

Expanding Our Enterprise Customer Base.    Larger enterprises make up an increasing portion of our customer base. Our enterprise sales strategy is focused on land and expand, in which we sell our customer service platform into a single department or location and grow by adding agents in other departments, product divisions, and geographies. In addition to increasing the number of users, our customers often upgrade to our more expensive and feature rich subscription plans. We expect our recent sales initiatives to increase sales to new larger enterprises as well as increase our penetration in existing customers through expansion and subscription plan upgrades.

•

Continuing to Increase Our Global Customer Footprint.    With customers in 150 countries and territories, we serve a global market. As of December 31, 2014, 2013, and 2012, we generated 43%, 41%, and 41%, respectively, of our revenue outside of the United States. Our international sales efforts will be focused on certain countries outside of the United States, including Brazil, France, Germany, Japan, and the United Kingdom, where we have demonstrated significant organic customer traction or believe represent particularly strategic opportunities.

•

Broaden Our Integrations and Partnerships.    Our customer service platform is deep and extendible, with over 270 applications integrated with our software, and a network of partner and third-party developers building additional applications which integrate with and embed our platform’s functionality. By growing this Zendesk ecosystem, we plan to build on relationships with third-party organizations and developers who further extend our customer service platform into new customers and use cases.

•

Developing Our Brand.    We are focused on strengthening our reputation as a differentiated and category-defining company in customer service. Our brand attributes—airy, humble, charming, and uncomplicated—distinguish us from the traditional attitudes about organizations and the customer relationship. Our marketing emphasizes our customer service platform’s ease-of-use and unique aesthetic in a voice that we believe is memorable and fun (especially relative to legacy enterprise software). We currently host user-groups across the country, and regularly create other opportunities and events to bring together the best in the business to discuss and network. We also regularly publish content with advice for organizations of all sizes about becoming more customer-focused and effectively managing customer service. We believe these branding efforts and thought leadership have accelerated our growth to date and will fuel our future growth by driving organic leads.

The Zendesk Customer Service Platform

Our customer service platform allows organizations to focus on the customer service experience within an environment designed for ease-of-use and efficiency. We offer a range of subscription plans to meet the needs of SMBs and larger organizations with the appropriate level of advanced features and product support.

Customer Support

Our platform provides organizations with a single customer service interface to manage all their one-on-one customer interactions, no matter where those conversations start or who needs to be involved to resolve them. Our platform facilitates customer service in an efficient way through application of business rules and automations. This allows for both a reduction in ticket backlog and scaling up to accommodate growing organizations with large global audiences. Our platform is currently available in 14 languages for customer service agents. Key features include:

•	Single Omni-Channel Interface. Our customer service platform pulls in customer questions—from email, chat, voice, and social media—and brings them into our beautifully simple interface.
•	Email. Consolidate customer emails from multiple customer accounts into one interface for routing, assignments, and a single system of record for all conversations.
•

Chat.    Communicate live with one on one chat sessions, which allow customers to initiate real-time support from employees through a web interface. All chat conversations are automatically transcribed into a ticket. We offer our live chat software on a standalone basis and provide a seamless integration of this software as the primary means through which we offer chat functionality on our customer service platform.

•

Voice.    Make or receive calls through our customer service platform. Organizations can natively create support phone numbers or use existing telephony systems through our open API. Voicemails are automatically transcribed into a ticket and employees can record key information from calls in tickets.

•	Social Media. Convert Tweets and Facebook posts into tickets and reply through our customer service platform to keep a record of all conversations in one interface.
•

Business Rules.    Initiate workflows triggered by ticket field changes or time-based conditions. Our customer service platform comes with pre-configured business rules that we recommend as best practices.

•	Light Agents. Provide visibility on customer interactions to the entire organization by adding non-support employees as light agents. Light agents can make private internal comments within tickets.
•

Mobile Apps.    View and respond to requests through our native agent mobile apps for the iPhone, iPad, Android devices, Windows Phone, BlackBerry, and Kindle Fire. Our channel agnostic SaaS architecture ensures the same information and product functionality is available regardless of the device used.

Customer Self-Service Help Center

Our customer service platform helps organizations track and predict common questions and provides a seamless path to answers. This allows customers to help themselves, find what they need, and minimize their frustration. Available in more than 40 languages for end-users, help centers can be formatted with our self-service optimized themes and customized with organization-specific functionality. Key features include:

•

Knowledge Base.    Create a repository of articles, support documents, and how-to-guides that answers customers’ most popular questions. Sections within the knowledge base can be restricted to certain groups of customers or internal employees. Moderators can easily manage multi-lingual content in one place.

•

Community.    Provide customers an opportunity to engage with one another along with the organization through the community. Customers can start a discussion, ask a question, or suggest an idea. Posts can be organized by topic and followed by customers.

•	Customer Portal. Allow customers to view their customer service history, track outstanding requests, and manage community subscriptions through the customer portal.

Customer Engagement

With customer engagement, customer service becomes less about the ticket and more about people. Our customer service platform lets organizations gather customer data and proactively engage with customers based on the insights the data provides. This turns interactions into proactive conversations and makes them more meaningful, personal, and productive. Key features include:

•	Custom User and Organization Fields. Create custom user and organization fields to provide context for proactive customer service and set customer-centric workflows around these fields.
•	Customer Lists. Organize customers into lists based on tags and user fields to enable proactive engagement with those customers.

•	Customer Satisfaction Ratings. Automatically send a customer satisfaction survey after a customer service request is solved to collect feedback.
•

Net Promoter Score.    Send a simple, single question survey to customers to measure willingness to recommend a product or service and enable organizations to easily identify vocal promoters and detractors as well as customers most likely to spread positive or negative sentiment.

•

Apps and Integrations.    Provide full context for customer interactions through third-party apps and integrations that allow our customer service platform to plug into other important sources of customer and employee data, such as third-party applications for CRM, time tracking, bug tracking, and e-commerce.

Leveraging Strategic Analytics

Our customer service platform offers unique tools for organizations to understand their customers and track the efficiency and effectiveness of their customer service. Key features include:

•

Reporting and Analytics.    Track real-time key performance indicators at the customer interaction, agent, or department level through customer service dashboards that are built into our interface. Metrics included cover customer satisfaction, first response time, ticket volume, and usage of self-service features. Through Zendesk Insights, organizations with advanced plans can create custom reports and filter data as well as compute and display advanced analytics based on their raw data that is updated as frequently as every hour.

•

Zendesk Benchmark.    Compare customer service performance against similarly-sized organizations in the same industry and geographic region with the Zendesk Benchmark. Aggregating data to create relevant indices, performance metrics are shown on managers’ interfaces for real-time feedback and published in a quarterly report on our website.

Zendesk Embeddables

Through Zendesk Embeddables, we make it simple to extend our customer service platform and integrate critical functionality natively into an organization’s website or mobile application.  Key features include:

•

Web Widgets.    Easily incorporate contact forms, knowledge base search, and our live chat software directly into websites to allow customers to seek and obtain support at the point of interaction with an organization.  Our web widgets are optimized for mobile browsing and tuned to customer browser settings to ensure fidelity in language settings.

•

Mobile SDK.    Build support natively and intuitively directly into mobile applications on both the iOS and Android platforms. Using our SDK, native support in applications is highly customizable, allowing organizations to better maintain their brand in the support environment and highly contextual, enabling organizations to capture and collect information about device and application usage to improve the customer experience.

•

Zendesk APIs.    Through custom development, tie together our customer support, customer self-service, and customer engagement elements in even more advanced customizations. We construct our own software from the same APIs that we make available, demonstrating our commitment to the Zendesk developer community and up-to-date code.

Subscription Plans

We currently offer a number of subscription plans for our customer service platform that vary based on the level of advanced features and dedicated product support. After a free trial, our customers use a credit card or execute a service order to purchase a subscription plan, typically for a monthly or annual subscription term. Our packaging and pricing philosophy is centered in transparency and simplicity, with all information publicly available on our website. Our subscription plans include:

•

Starter.   At a low monthly or annual price per agent, the Starter plan provides access to our customer service platform for a limited number of employees to customer communications gathered through email, chat, voice, social media, and websites, as well as performance analytics comparisons with the Zendesk Benchmark.

•

Regular.    Well-suited for small organizations and enterprise departments, the Regular plan allows employees to engage with customers through more channels, including community forums. Regular plan subscribers receive email-based product support and can further customize our customer service platform and track performance with customer satisfaction metrics and dashboards.

•

Plus.    To upgrade customer service for organizations of all sizes, extra features in the Plus plan include custom analytics through Zendesk Insights, multi-lingual content management, and internal knowledge base for employees. In addition to email, customers on our Plus plan receive product support from our dedicated customer advocates via phone.

•

Enterprise.    As our deployments grow across departments to be the primary customer service software solution, the Enterprise plan incorporates tools to share customer interactions with the whole organization including unlimited light agents. In addition, we provide 24/7 email and phone support to drive customer success during deployment and ongoing use.

•

Enterprise Elite.    For enterprise organizations with additional product support needs, the Enterprise Elite plan adds specialized premium service with dedicated support, product training, and service level commitments.

Live Chat Software

Through our live chat software we enable organizations to communicate in real-time with their customers through online chat.  Our live chat software offers advanced features to capture, analyze, and automate these conversations, enabling organizations to more effectively engage with their customers, including by proactively reaching them before they’ve indicated a need for support.  We offer our live chat software on a standalone basis and also integrate it as a means to provide chat functionality on our customer service platform for chat enabled agents.

Subscription Plans

We currently offer three subscription plans for our live chat software that vary based on the level of advanced features provided.  As with the subscription plans for our customer service platform, we provide all prospective customers a free trial.  Following this free trial, our customers may use a credit card or execute a service order to purchase a subscription plan, typically for a monthly or annual subscription term.  Customers that do not purchase a paid subscription plan, or who terminate a paid subscription plan, are defaulted into the Lite plan. Our subscription plans include the following:

•

Lite.    The Lite plan enables organizations of any size to engage their customers using chat at no cost.  An organization is a permitted a single agent enabled to engage in chat on a non-concurrent basis.  Up to 14 days of chat history is maintained.

•

Basic.    The Basic plan allows agents to engage in unlimited number of concurrent chats, group chat enabled employees into up to two relevant departments, and deploy up to two triggers to help identify high value visitors and initiate conversations with them.  Basic plan subscribers have full access to their chat history and the ability to fully customize their chat window.

•

Advanced.    The Advanced plan enables organizations to group chat enabled employees into an unlimited number of departments, deploy unlimited triggers, and establish operating schedules where agents are shown as available or not visible automatically.  In addition, our Advanced plan offers powerful analytics to enable organizations to track and monitor activity and increase efficiency.

Customers

As of December 31, 2014, we had approximately 52,500 paid customer accounts for our customer service platform and live chat software in the aggregate.  This includes approximately 27,600 customer accounts for paid subscription plans on our customer service platform (other than our low-cost Starter plan) and approximately 24,900 customer accounts for paid subscription plans of our live chat software.

Our freemium plans include the Starter plan for our customer service platform, our Lite plan for live chat software, and our Zendesk Inbox service for facilitating and simplifying email collaboration on group email aliases.  We believe these services provide exposure to our brand and establish a relationship that can facilitate further adoption of our customer service platform and live chat software as organizations grow in size and their service needs grow more complex. As of December 31, 2014, we had more than 98,000 active customer accounts on our freemium plans.  A customer account on our freemium plans is considered active based on whether functionality of the service has been utilized within the 90-day period preceding the measurement date.

Our customers represent organizations across a broad array of sizes, industries, and geographies.  Our customers are located in 150 countries and territories and provide service through our customer service platform in over 40 languages.

Sales and Marketing

Subscriptions to our customer service platform and live chat software are designed to be easy to purchase. A substantial number of our customers subscribe to our customer service platform or live chat software with limited or no direct interaction with our sales team.

We also deploy a direct sales approach which includes an inside sales team based in three regional hubs: the Americas, EMEA (Europe, Middle East, and Africa), and APAC (Asia-Pacific). This team qualifies and manages prospective and current customers, aiming to initiate, retain, and expand their use of our customer service platform and live chat software over time. Our inside sales team partners with technical sales and product engineers to provide pre-sales technical support and is also responsible for driving renewals of existing contracts.

We have begun to develop and expand our field sales and marketing teams responsible for discovery, qualification, and account management for larger organizations. We expect to increase penetration into larger organizations through a land and expand strategy whereby we attempt to capitalize on the limited use of our customer service platform and live chat software by a functional or geographic department to expand the use of our solutions throughout other parts of the organization.

We also utilize indirect sales channels, including referral partners and resellers, as well as implementation partners. These channels provide additional sales coverage, particularly in geographic markets where we may have limited presence, as well as implementation services to our customers. Sales from indirect channels have not been significant to date, but we plan to continue to invest in these relationships to help us in certain markets and to complement our direct sales efforts.

Our marketing efforts are focused on generating awareness of our customer service platform and live chat software, creating sales leads, establishing and promoting our brand, and cultivating a community of successful and vocal customers. Based on our belief that the best method to sell our customer service platform and live chat software is to actively use and explore their capabilities, a central focus of the marketing team is to drive and encourage free trials and the successful conversion of trials to paid subscriptions. At any time during this limited-time trial, the prospective customer may elect to subscribe to simply-priced plans by providing their credit card information. We utilize both online and offline marketing initiatives, including search engine and email marketing, display and video advertising, blogs, corporate communications, whitepapers, case studies, user events, and webinars.

As of December 31, 2014, we had 303 employees in our sales and marketing organization. Our sales and marketing expenses were $77.9 million, $37.6 million and $22.7 million for the years ended December 31, 2014, 2013, and 2012 respectively.

Product Support and Professional Services

We strive to exemplify the great customer service that organizations of all sizes can provide with our customer service platform and live chat software by offering multi-channel service from our product support team, a rich self-help knowledge center with detailed product guides, and active community forums for agents, managers, and developers.

We offer different levels of product support for our customer service platform based upon the subscription plans purchased by our customers. Starter plan customers rely exclusively on our knowledge base and community forums for support. Support from our product support team is offered to all other subscribers, with 24/7 email and voice support available for our Enterprise plan subscribers. Customers that subscribe to our Enterprise Elite plan also have dedicated account management and product support teams. Regardless of the plan purchased, our customer service platform provides an intuitive interface, connectivity to our self-help knowledge base and community forums, and step-by-step tutorials to help employees learn, use and deploy our platform effectively.

Along with our global partners, our professional services team assists our customers in implementing more complex deployments of our customer service platform. These services include mapping our customer service platform to new and existing business processes, data migration, and integration with existing systems. Service engagements are typically scoped on a time and materials or project milestone basis and billed separately from the subscription to our customer service platform.

Through Zen U, our training platform, we offer courses to help our customers quickly learn how to effectively use our customer service platform as well as implement customer service best practices. Courses are available online, in-person at events, and, as requested by certain customers, on-site. Zen U sessions are typically targeted at specific levels of employee seniority and product experience, such as agent essentials or administrator expert, to more effectively tailor training to intended audiences.

We maintain a separate dedicated product support team for our live chat software. In the future, we intend to integrate the separate dedicated product support team for our live chat software into our support organization.

Technology

Our technology infrastructure is designed to provide an available and scalable multi-tenant cloud-based platform with industry-standard security measures. We utilize industry leading hardware and software components to provide for and enable the rapid growth of our business. We employ virtualization to maximize utilization where appropriate. Maintaining the integrity and security of our technology infrastructure is critical to our business, and as such we leverage industry-standard security and monitoring tools to ensure performance across our network.

The architecture and deployment of our customer service platform are described and guided by the key characteristics below:

•

Reliability.    Our customers are highly dependent on our customer service platform, which is designed to be available 24 hours a day, 365 days a year. Servers and software components are replicated to ensure fault-tolerance and high availability. Customer data is backed up and is stored in remote data centers. We regularly report to customers on platform availability and technical operations matters through our website and social media alerts.

•	Scalability. Our application infrastructure is highly scalable and regularly processes more than 100 million data driven requests that each require the processing of specific data, on a daily basis.
•

Security.    Our platform hosts a large quantity of customer data. We maintain a comprehensive security program designed to help safeguard the security and integrity of our customers’ data, which includes both organizational and technical measures such as perimeter security, industry standard intrusion detection systems, security protocols, authentication of customers and employees prior to accessing our platform, and testing of each released update before deployment. We regularly review our security program. In addition, we regularly obtain third-party security audits and examinations of our technical operations and practices covering data security, including a Statement on Standard Attestation Engagement No. 16 (SSAE16), Service Organization Controls #2 (SOC 2) Type I Attestation.

We originally utilized third-party managed hosting facilities located in the United States exclusively for hosting our customer service platform. Beginning in 2012, we added use of third-party data centers in which we lease space and where we manage our own hosting and network equipment, or self-managed colocation data centers. We currently operate out of three such facilities located in Sacramento, California, Ashburn, Virginia, and Dublin, Ireland. We intend to expand our operations in these and other self-managed colocation data centers over time, although in certain markets we may elect to not pursue this self-managed colocation strategy depending on individual market dynamics. Certain of our customers, as well as backup and certain attachment data will continue to be hosted at third-party managed hosting facilities in the United States and Europe for the foreseeable future.

Our self-managed and third-party managed hosting facilities utilized for our customer service platform provide both physical security measures, including year-round manned security, biometric access controls and video surveillance systems, and systems security measures, including firewalls, environmental controls, and redundant power and Internet connectivity. These facilities have SSAE16 or ISO 27001 attestations or equivalent certifications with respect to service availability and information security management.

Our live chat software was originally hosted in a managed hosting facility in Orlando, Florida with additional ephemeral-data proxy servers operated out of managed hosting facilities located in North America, Europe and Asia. In January 2015, we migrated all accounts to our self-managed colocation facility in Dublin, Ireland for persistent hosting. We intend to discontinue the use of managed hosting facilities for persistent hosting of our live chat software in 2015.

Research and Development

Our research and development organization is responsible for the development, design, and testing of all aspects of our customer service platform and live chat software. We invest heavily in these efforts to continuously improve and innovate. In addition to our hosted software solution, we have developed a multi-functional API that we utilize to build our customer service platform as well as facilitate integrations of our customer service platform with third-party applications.

Our global research and development team is based in San Francisco, California; Copenhagen, Denmark; Melbourne, Australia; and Dublin, Ireland. To foster rapid innovation, our team is further apportioned into smaller, agile development teams. Research and development for our live chat software is primarily managed in Singapore.

We deploy new features, functionality, and technologies for our customer service platform through weekly software releases or updates in order to minimize disruption and provide for constant improvement.

To create a roadmap that meets our customers’ needs, we emphasize collaboration during the development process. Customers provide input through feedback forums, dialogue with our product support team, and feature utilization. As a result of using our customer service platform internally to support Zendesk customers, we also develop new or improved features based on our employees’ feedback.

As of December 31, 2014, we had 238 employees in our research and development organization. Our research and development expenses were $36.4 million, $15.3 million and $14.8 million for the years ended December 31, 2014, 2013, and 2012 respectively.

Competition

There are a number of established and emerging competitors in the broader customer service software market. This market is fragmented, rapidly evolving, and highly competitive, with relatively low barriers to entry in some segments. We consider the principal competitive differentiators in our market to include:

•	Ease-of-deployment and use;
•	Enablement of customer communications across channels;
•	Availability of self-service options;
•	Data analytics and performance recommendations;
•	Mobile and multi-device capabilities;
•	Proactive outreach tools;
•	Complete customer profiles;
•	Customization and integration with third-party applications;
•	Brand recognition and thought leadership; and
•	Total cost of ownership for the customer (including software updates, ongoing maintenance, and consultant fees).

While we believe that we successfully compete with respect to these dynamics, given the large number, disparate sizes and varying areas of focus of other customer service software companies with which we compete, we may not always compare favorably with respect to some or all of the foregoing factors.

For small to medium-sized organizations, we often compete with general use computer applications and other tools that organizations have adapted for customer service, including shared accounts for email communication, phone banks for voice communication, and pen and paper, text editors, and spreadsheets for tracking and management. For larger organizations, we compete with custom software systems and large enterprise software vendors, including salesforce.com, Inc., Oracle Corporation, Verint Systems, Inc., and Microsoft Corporation. Additionally, for organizations seeking software to support employee service and other internal use cases, we compete with companies such as ServiceNow, Inc., BMC Software, Inc., and Hewlett-Packard Company. In addition, we compete with a number of smaller SaaS providers with focused customer service applications, including desk.com (a salesforce.com service), Kayako Helpdesk Pvt. Ltd., Freshdesk, Inc., Brightwurks, Inc. (Help Scout), SupportBee, Inc., and Tenmiles Technologies Pvt. Ltd. (Happy Fox). We also compete with a number of providers of live chat software, including LivePerson, Inc, BoldChat (a LogMeIn, Inc. service), Velaro, Inc., SnapEngage, LLC, Habla, Inc. (Olark), and LiveChat, Inc. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses or the failure of our customer service platform and live chat software to achieve or maintain more widespread market acceptance, any of which could harm our business.

In order to maintain and improve our competitive position in the market, we remain focused in our development, operations, and sales and marketing efforts on evolving customer service needs of all organizations.

Intellectual Property

We rely on a combination of patent, trade secret, copyright, and trademark laws, a variety of contractual arrangements, such as license agreements, assignment agreements, confidentiality and non-disclosure agreements, and confidentiality procedures and technical measures to gain rights to and protect the intellectual property used in our business.

We have developed a patent program, and a strategy to identify, apply for, and secure patents for innovative aspects of our platform and technology. We have one issued U.S. patent and three U.S. patent applications pending. We also have four pending patent applications in jurisdictions outside of the United States. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost-effective.

We actively pursue registration of our trademarks, logos, service marks, and domain names in the United States and in other key jurisdictions. We are the registered holder of a variety of United States and international domain names that include the term Zendesk and similar variations. We use several trademarks for our products and services, including “Zendesk,” “Zopim,” and several logos and images.

We also rely on certain intellectual property rights that we license from third parties, including under certain open source licenses. Though such third-party technologies may not continue to be available to us on commercially reasonable terms, we believe that alternative technologies would be available to us.

Our policy is to require employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf and agreeing to protect our confidential information, and all of our key employees and contractors have done so. In addition, we generally enter into confidentiality agreements with our vendors and customers. We also control and monitor access to, and distribution of our software, documentation, and other proprietary information.

Culture and Employees

As a company we are highly focused on our customers and their success. To support this focus, we highly value simplicity, agility, sincerity, as well as a sense of humor and humility often absent from enterprises that sell business software. These values guide our communication, work, and company culture and are a cornerstone of the team of employees that we have assembled and seek to develop. We are a global and diverse group of individuals that strive to balance work with play and a focus on big-scale thinking.

We believe strongly in our obligation to participate in and improve the communities where we work and live. We do this through an active program of corporate social responsibility. Since 2011, we have committed to dedicating an amount equivalent to our revenue from subscriptions to our Starter plan to our corporate responsibility efforts, including the financial support of a variety of non-profit organizations. In addition, we have entered into and implemented a series of community benefits agreements, including extensive volunteer efforts, workforce development and training, financial support for critical community programs, and promotion of local arts and culture, with the communities in which our offices are located and our employees live and work.

As of December 31, 2014, we had a total of 806 employees, including 293 employees located outside the United States. Although we have statutory employee representation obligations in certain countries, our U.S. employees are not represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Regulatory Considerations

The legal environment of Internet-based businesses is evolving rapidly in the United States and elsewhere. The manner in which existing laws and regulations are applied in this environment, and how they will relate to our business in particular, both in the United States and internationally, is often unclear. For example, we sometimes cannot be certain which laws will be deemed applicable to us given the global nature of our business, including with respect to such topics as data privacy and security, pricing, credit card fraud, advertising, taxation, content regulation, and intellectual property ownership and infringement.

Our customers, and those with whom they communicate using our customer service platform and live chat software, upload and store customer service and other data onto our platform, generally without any restrictions imposed by us. This presents legal challenges to our business and operations, such as rights of privacy or intellectual property rights related to the content loaded onto our platform. Both in the United States and internationally, we must monitor and comply with a host of legal concerns regarding the data stored and processed on our platform as well as the operation of our business. These laws include, without limitation, the following:

•

Data Privacy and Security Laws.    Data privacy and security with respect to the collection of personally identifiable information, or PII, continues to be the focus of worldwide legislation and regulation. We are subject to data privacy and security regulation by data protection authorities in countries throughout the world, by the U.S. federal government and by the states in which we conduct our business. In recent years, there have been a number of well-publicized data breaches involving the improper use and disclosure of individuals’ personal information of individuals. Many governing authorities have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and public officials or amending existing laws to expand compliance obligations.

In the European Union, where U.S. companies must meet specified privacy and security standards, Directive 95/46/EC on the protection of individuals with regard to the processing of personal data and on the free movement of such data established in the European Union, or the Data Protection Directive, and data protection laws of each of the European Member countries require comprehensive information privacy and security protections for consumers with respect to PII collected about them. With respect to our customer service platform, we certify adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and comply with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, concerning U.S. companies doing business in Europe, collecting PII from European citizens, and transferring such PII to the United States Under the Safe Harbor Framework. However, it is not clear whether or for how long applicable data protection authorities in the European Union will continue to recognize such certification as a valid method of compliance with restrictions set forth in the Data Protection Directive and data protection legislation of individual member states restricting the transfer of data outside of the European Economic Area. We post on our website our privacy policies and practices concerning the processing, use and disclosure of PII. Our publication of our U.S.-EU Safe Harbor certification, our privacy policy, and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to deceptive or misrepresentative of our practices. Since our live chat software is provided by Zopim, a company organized under the laws of Singapore, certification to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks with respect to our live chat software is not available (to the extent such safe harbor processes are still in force). As a result, the use of our live chat software by our EU-based customers may impose additional obligations on such customers to obtain consent from data subjects to transfer PII outside of the European Union.

Certain laws and regulations that protect the collection, use and disclosure of particular types of data may hinder our ability to provide services to customers and potential customers subjected to such laws. For example, rules under the Health Insurance Portability and Accountability Act of 1996 governing the collection, use and disclosure of certain health information impose specific data protection obligations on any organization providing services covered organizations. As another example, the Gramm-Leach-Bliley Act of 1999 imposes specific obligations on companies that process certain financial data on behalf of covered entities. We do not currently certify that our customer service platform or live chat software complies with these regulations. In order to compete in such highly regulated markets we will have to invest in additional resources, establish processes, and introduce additional measures to satisfy regulatory requirements applicable to companies serving such covered entities.

•

Copyrights.    U.S. and international copyright and trademark laws protect the rights of third parties from infringement of their intellectual property. Our customers and those with whom they communicate on our customer service platform can generally use our customer service platform to upload and present a wide variety of content. We maintain an active copyright infringement policy and respond to takedown requests by third-party intellectual property right owners that might result from content uploaded to our customer service platform. As our business expands to other countries, we must also respond to regional and country-specific intellectual property considerations, including takedown and cease-and-desist notices in foreign languages, and we must build infrastructure to support these processes. The Digital Millennium Copyright Act, or DMCA, also applies to our business. This statute provides relief for claims of circumvention of copyright-protected technologies but includes a safe harbor that is intended to reduce the liability of online service providers for listing or linking to third-party websites or hosting content that infringes copyrights of others. The copyright infringement policies that we have implemented for our customer service platform and live chat software are intended to satisfy the DMCA safe harbor.

Geographic Information

For a description of our revenue and long-lived assets by geographic location, see Note 12 of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Additional Information

Our website is located at http://www.zendesk.com, and our investor relations website is located at http://investor.zendesk.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission, or the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is http://www.sec.gov. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. Zendesk has used, and intends to continue to use, our investor relations website, as well as our Twitter accounts (@Zendesk), as means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A. Risk Factors.

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

We have incurred net losses in each year since our inception, including net losses of $17.5 million and $6.1 million in the three months ended December 31, 2014 and 2013, respectively, and net losses of $67.4 million and $22.6 million for the fiscal year ended December 31, 2014 and 2013, respectively. We had an accumulated deficit of $131.9 million at December 31, 2014. For the three months ended December 31, 2014 and 2013, our revenue was $38.5 million and $22.5 million, respectively, representing a 71% growth rate. For the fiscal year ended December 31, 2014 and 2013, our revenue was $127.0 million and $72.0 million, respectively, representing a 76% growth rate. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

—

development of our customer service platform, including investments in our research and development team, the development or acquisition of new products, features and functionality, and improvements to the scalability, availability, and security of our customer service platform;

—

our technology infrastructure, including expansion of our activities in our self-managed colocation data centers, enhancements to our network operations and infrastructure, and hiring of additional employees for our operations team;

—	sales and marketing, including a significant expansion of our direct sales organization;
—	additional international expansion in an effort to increase our customer base and sales; and
—	general administration, including legal, accounting, and other expenses related to our obligations as a public company.

These investments may not result in increased revenue or growth of our business. If we fail to continue to grow our revenue, our operating results, and business would be harmed.

We have a limited operating history, which makes it difficult to evaluate our prospects and future operating results.

We incorporated and first launched our customer service platform in 2007. As a result of our limited operating history, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth has been inconsistent, and should not be considered indicative of our future performance. Further, in future periods, our revenue could decline for a number of reasons, including any reduction in demand for our customer service platform or live chat software, increased competition, contraction of our overall market, or our failure, for any reason, to capitalize on growth opportunities. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

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

We have experienced and may continue to experience rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from 473 employees on December 31, 2013 to 806 employees on December 31, 2014. In addition, we have established subsidiaries in Denmark, the United Kingdom, Australia, Ireland, Japan, the Philippines, and Brazil since our inception in 2007, and, as a result of the acquisition of Zopim, we also have a subsidiary in Singapore. We may continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of customers, end users, transactions, and data that our customer service platform and our associated hosting infrastructure support. Finally, our organizational structure is becoming more complex and we may need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures to manage this complexity. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, simplicity in design, and attention to customer satisfaction that has been critical to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

We face competition from in-house software systems, large integrated systems vendors, and smaller companies offering alternative SaaS applications. Our competitors vary in size and in the breadth and scope of the products and services they offer. We face substantial competition from salesforce.com, Inc., Oracle Corporation, Verint Systems, Inc., and Microsoft Corporation, each of which can bundle competing products and services with other software offerings, or offer them at a low price as part of a larger sale. In addition, we compete with a number of other SaaS providers with focused customer support applications, including desk.com (a salesforce.com service), Kayako Helpdesk Pvt. Ltd., Freshdesk, Inc., Brightwurks, Inc. (Help Scout), SupportBee, Inc., and Tenmiles Technologies Pvt. Ltd. (Happy Fox), many of which offer free or significantly discounted prices for their services. For organizations seeking software to support employee service and other internal use cases, we compete with companies such as ServiceNow, Inc., BMC Software, Inc., and Hewlett-Packard Company. We also compete with a number of providers of live chat software, including LivePerson, Inc, BoldChat (a LogMeIn, Inc. service), Velaro, Inc., SnapEngage, LLC, Habla, Inc. (Olark), and LiveChat, Inc. Further, other established SaaS providers not currently focused on customer support or live chat software may expand their services to compete with us. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Additionally, some potential customers, particularly large organizations, have elected, and may in the future elect, to develop their own internal customer support software system. Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult to compete with them. For all of these reasons, we may not be able to compete successfully against our current and future competitors, which would harm our business.

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

Our reliance on the Zopim live chat software as a primary means of enabling chat functionality in connection with our customer service platform may not be successful. In particular, we currently charge a separate subscription fee per chat-enabled agent. While we believe the Zopim live chat software represents a substantial upgrade in functionality over the chat functionality historically embedded in our customer service platform, our current or prospective customers may resist paying for functionality that, to some degree, was previously available to all agents under a single subscription to our customer service platform. If our customers do not purchase the Zopim live chat software as a standalone service or as integrated with our customer service platform, our business, revenue, and operating results could be harmed.

If our security measures are breached or unauthorized access to customer data is otherwise obtained, our customer service platform and live chat software may be perceived as insecure, we may lose existing customers or fail to attract new customers, and we may incur significant liabilities.

Use of our customer service platform and live chat software involve the storage, transmission, and processing of our customers’ proprietary data, including personal or identifying information regarding their customers or employees. Unauthorized access or security breaches of our customer service platform or live chat software could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities. We have incurred and expect to incur significant expenses to prevent, investigate, and remediate security breaches, including deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants. Our errors and omissions insurance coverage covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all liability.

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

We have only been offering the Zopim live chat software since the completion of our acquisition of Zopim in March 2014. The systems, networks, personnel, equipment, and vendors utilized to provide our live chat software have historically been separate from those utilized in connection with our customer service platform and have not been subject to the same security reviews and assessments as those used to provide our customer service platform. Our failure to complete these assessments and implement improvements to the security measures deployed to protect our live chat software in a timely manner could increase our risk of a security breach with respect to this service, which would harm our business as a whole.

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

Our continued growth depends in part on the ability of our existing and potential customers to access our customer service platform and live chat software at any time and within an acceptable amount of time. Our customer service platform and live chat software are proprietary, and we rely on the expertise of members of our engineering, operations, and software development teams for their continued performance. We have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing our customer service platform or live chat software simultaneously, denial of service attacks, or other security related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our customer service platform and live chat software become more complex and our user traffic increases. If our customer service platform or live chat software is unavailable or if our users are unable to access our customer service platform or live chat software within a reasonable amount of time or at all, our business would be negatively affected. In addition, our infrastructure does not currently include the real-time mirroring of data. Therefore, in the event of any of the factors described above, or certain other failures of our infrastructure, customer data may be permanently lost. Moreover, some of our customer agreements and certain subscription plans include performance guarantees and service level standards that obligate us to provide credits or termination rights in the event of a significant disruption in our platform. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

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

We plan our expenses based on certain assumptions about the length and variability of our sales cycle. These assumptions are based upon historical trends for sales cycles and conversion rates associated with our existing customers, many of whom to date have been small to medium-sized organizations that make purchasing decisions with limited interaction with our sales or other personnel. As we continue to focus on and become more dependent on sales to larger organizations, we expect our sales cycles to lengthen and become less predictable. This may adversely affect our financial results. Factors that may influence the length and variability of our sales cycle include:

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

—	changes in the relative and absolute levels of product support and professional services we provide;
—	changes in foreign currency exchange rates;
—	extraordinary expenses such as litigation or other dispute-related settlement payments;
—	the impact of new accounting pronouncements; and
—	the timing of the grant or vesting of equity awards to employees.

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

As we target more of our sales efforts to larger organizations, we expect to incur higher costs and longer sales cycles and we may be less effective at predicting when we will complete these sales. In this market segment, the decision to subscribe to our customer service platform or live chat software may require the approval of more technical personnel and management levels within a potential customer’s organization than we have historically encountered, and if so, these types of sales would require us to invest more time educating these potential customers. In addition, larger organizations may demand more features and integration services. We have limited experience in developing and managing sales channels and distribution arrangements for larger organizations. As a result of these factors, these sales opportunities may require us to devote greater research and development, sales, product support, and professional services resources to individual customers, resulting in increased costs and reduced profitability, and would likely lengthen our typical sales cycle, which could strain our resources. Additionally, we may be required to increase our investments in our field sales and marketing efforts in order to target these larger organizations, increasing the costs associated with sales. Moreover, these transactions may require us to delay recognizing the associated revenue we derive from these customers until any technical or implementation requirements have been met, and larger customers may demand discounts to the subscription prices they pay for our customer service platform or live chat software. Furthermore, because we have limited experience selling to larger organizations, our investment in marketing our customer service platform to these potential customers may not be successful, which could harm our results of operations and our overall ability to grow our customer base. Following sales to larger organizations, we may have fewer opportunities to expand usage of our customer service platform or sell additional functionality, and we may experience increased subscription terminations as compared to our experience with smaller organizations, any of which could harm our results of operations.

Failure to effectively expand our sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.

Increasing our customer base and achieving broader market acceptance of our customer service platform and live chat software will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our online marketing efforts and on our direct sales force to obtain new customers. From December 31, 2013 to December 31, 2014, our sales and marketing organizations increased from 165 to 303 employees. We plan to continue to expand our direct sales force both domestically and internationally and to increase the proportion of our sales professionals that have experience in selling to larger organizations. We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Our recent hires and planned hires may not become as productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. We cannot predict whether, or to what extent, our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive. Our business will be harmed if our sales expansion efforts do not generate a significant increase in revenue.

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

In the three months ended December 31, 2014 and 2013, we derived 45% and 40% of our revenue from customers located outside of the United States, respectively, and for each of the fiscal years ended December 31, 2014 and 2013, we derived 43% and 41% of our revenue from customers located outside of the United States, respectively. We are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and product support operations in the United States and certain countries across Europe, Australia, Asia, and South America. Our sales organization outside the United States is substantially smaller than our sales organization in the United States and to date a very limited portion of our sales has been driven by resellers or other channel partners. We believe our ability to convince new customers to subscribe to our platform or to convince existing customers to renew or expand their use of our platform is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.

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

We are subject to U.S. export controls, and we incorporate encryption technology into our customer service platform and live chat software that is enabled through mobile applications and other software we may be deemed to export. These encryption products and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, a license exception or other appropriate government authorizations, including the filing of an encryption registration. We previously deployed mobile applications prior to obtaining the required export authorizations. Accordingly, we have not fully complied with applicable encryption controls in U.S. export administration regulations. As discussed further below, in 2013, we filed final voluntary disclosures to relevant U.S. enforcement authorities regarding our failure to obtain required export authorizations.

Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, territories, governments, and persons targeted by U.S. sanctions. While we are currently taking precautions to prevent our customer service platform and live chat software from being enabled by persons targeted by U.S. sanctions, including IP blocking and periodic customer screening against U.S. government lists of prohibited persons, such measures may be circumvented. Given the technical limitations in developing measures that will prevent access to internet based services from particular geographies or by particular individuals, we have previously identified and expect we will continue to identify customer accounts for our customer service platform and live chat software that we suspect originate from countries which are subject to U.S. embargoes.

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

We are also aware that trials and paid and unpaid subscriptions to our live chat software as delivered by Zopim, which is based in Singapore, have been initiated by persons and organizations in countries that are the subject of U.S. embargoes. Zopim also previously made available for download from the United States certain encryption-functionality software without first having obtained U.S. government authorization to export such software. In these instances, Zopim may have acted in violation of U.S. export controls and sanctions laws. Prior to and as a condition of the completion of our acquisition of Zopim, Zopim terminated the paid subscriptions of those customers believed to be located in jurisdictions subject to U.S. embargoes, screened its paid customers against applicable U.S. government lists of prohibited persons, implemented certain measures designed to prevent future unauthorized access to the service, and obtained U.S. government authorization to export its software. Zopim filed initial voluntary disclosures with OFAC and BIS on March 18, 2014 to alert these agencies of its apparent prior violations. After completion of the acquisition, we conducted an internal investigation into these prior violations and filed voluntary self-disclosures with respect to these matters in the three months ended June 30, 2014 and September 30, 2014. In January 2015, BIS notified us that it had completed its review of the potential violations of U.S. export controls laws by Zopim with the issuance of a warning letter. No monetary penalties or other sanctions were imposed by BIS in connection with its investigation.

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

If our channel partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected, through reputational harm as well as other negative consequences including government investigations and penalties. We presently incorporate sanctions compliance requirements in our channel partner agreements for our customer service platform and live chat software. Complying with export control and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Failure to comply with export control and sanctions regulations for a particular sale may expose us to government investigations and penalties, which could have an adverse effect on our business, operating results, and financial condition.

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

We generally recognize subscription revenue from customers ratably over the terms of their contracts and a majority of our revenue is derived from subscriptions that have terms longer than one month. As a result, a portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions with terms that are longer than monthly in any single quarter may have a small impact on our revenue results for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our customer service platform or live chat software, and potential changes in our pricing policies or rate of expansion or retention, may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, because we believe a substantial percentage of subscriptions to our customer service platform and live chat software are shorter than most comparable SaaS companies and because we have many variations of billing cycles, our deferred revenue may be a less meaningful indicator of our future financial results than for other SaaS companies. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

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

We have made and will continue to make substantial investments in new equipment at our self-managed colocation data centers to support our growth and provide enhanced levels of service to our customers. We made capital expenditures of $0.2 million and $0.8  million in the three months ended December 31, 2014 and 2013, respectively, and $6.2 million and $5.5 million in the year ended December 31, 2014 and 2013, respectively, primarily for purchases of hosting equipment for use in these data centers. We have and are continuing to transition from primarily a managed-service hosting model, where a third party manages most aspects of our hosting operations, to a self-managed colocation model, where we have more direct control over the hosting infrastructure and its operation. This has and may continue to have a negative impact on our cash flows and gross profit as we invest in capital assets to establish and expand our use of these self-managed colocation data centers and scale these facilities to expected demand. If it takes longer than we expect to fully complete this transition, the negative impact on our operating results would likely exceed our initial expectations.

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

Personal privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions where we offer our customer service platform or live chat software. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state, and foreign government bodies and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use, and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and consumer protection agencies. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including the Data Protection Directive and data protection legislation of the individual member states subject to the Data Protection Directive. The Data Protection Directive will likely be replaced in time with the pending European General Data Protection Regulation which may impose additional obligations and risk upon our business. In many jurisdictions enforcement actions and consequences for non-compliance are also rising.

We certify adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and comply with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks with respect to our customer service platform, however, it is not clear whether or for how long applicable data protection authorities in the European Union will continue to recognize such certification as a valid method of compliance with restrictions set forth in the Data Protection Directive and data protection legislation of individual member states restricting the transfer of data outside of the European Economic Area. Since our live chat software is provided by Zopim, a company organized under the laws of Singapore, certification to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks with respect to our live chat software is not available (to the extent such safe harbor processes are still recognized). The inability to certify such compliance means that the EU Privacy Directive and other privacy regimes may impose additional obligations to obtain consent from data subjects to transfer PII, outside of the European Union on the part of our EU-based customers that use our live chat software. Additionally, the inability to certify such compliance or otherwise provide acceptable privacy assurances may inhibit the sale and use of our live chat software in the European Union and certain other markets, which could, were it to occur, harm our business and operating results.

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

We conduct transactions, particularly intercompany transactions, in currencies other than the U.S. dollar. While we have primarily transacted with customers and vendors in U.S. dollars historically, we have transacted in foreign currencies for subscriptions to our customer service platform and expect to significantly expand the number of transactions with customers for our customer service platform and live chat software that are denominated in foreign currencies in the future. In addition, our international subsidiaries maintain net assets that are denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results due to transactional and translational remeasurements that are reflected in our results of operations. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. Additionally, fluctuations in the value of the U.S. dollar and foreign currencies may make our subscriptions more expensive for international customers, which could harm our business. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.

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

We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2014, we had a total of $14.2 million of goodwill and intangible assets related to our acquisition of Zopim. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2014, we had federal and state net operating loss carryforwards, or NOLs, of $133.0 million and $47.5 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” can be subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, including in connection with our initial public offering, or IPO. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

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

As of December 31, 2014, we owed an aggregate principal and accrued interest amount of $7.0 million pursuant to a credit facility. Our ability to make scheduled payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash balances and our actual and projected financial and operating performance. We may be unable to maintain a level of cash balances or cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital, or restructure or refinance our indebtedness. We may not be able to take any of these actions, and even if we are, these actions may be insufficient to permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the credit facility, we may be required to repay any outstanding amounts earlier than anticipated.

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

As of December 31, 2014, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 60.8% of our outstanding common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or the perception in the market that holders of a large number of shares intend to sell their shares.

Additionally, the shares of common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance. Certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for our stockholders or ourselves.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in San Francisco, California. We operate in San Francisco under two leases for approximately 72,900 and 34,900 square feet of space, respectively. These leases expire in August 2022 and October 2019, respectively.

We also lease office space in Madison, Wisconsin, Denmark, Germany, Japan, the United Kingdom, Ireland, Australia, the Philippines, Singapore, and Brazil. We intend to procure additional space as we add employees and expand geographically. We believe our facilities are adequate and sufficient for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate any such expansion of our operations.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been listed on the New York Stock Exchange under the symbol “ZEN” since May 15, 2014, the date of our initial public offering.

The following table sets forth for the indicated periods the high and low intra-day sales prices of our common stock as reported by the New York Stock Exchange.

	High	Low
Year ended December 31, 2014
Second quarter (from May 15, 2014)	$18.75	$11.06
Third quarter	$28.05	$15.50
Fourth quarter	$28.20	$19.39

Stock Performance Graph

	Base Period 5/15/14	5/31/2014	6/30/2014	7/31/2014	8/31/2014	9/30/2014	10/31/2014	11/30/2014	12/31/2014
Company/Index
Zendesk, Inc.	100	118.99	129.41	129.49	202.46	160.76	193.60	176.92	181.46
S&P 500 Index	100	102.82	104.78	103.20	107.08	105.42	107.87	110.51	110.05
S&P 1500 Composite/Software	100	102.48	105.09	105.88	110.58	109.57	112.36	116.76	115.84

Holders

As of December 31, 2014, there were approximately 117 holders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to accurately estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, operating results, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant. Currently, our credit facility prohibits the payment of any dividends without obtaining the lender’s prior written consent, other than dividends payable solely in our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Item 6. Selected Financial Data.

The consolidated statements of operations data and the consolidated balance sheets data are derived from our audited consolidated financial statements and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements and the related notes included elsewhere in this filing.  Our historical data results are not necessarily indicative of our results in any future period.

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Revenue	$127,049	$72,045	$38,228
Cost of revenue (1)	46,047	24,531	13,253
Gross profit	81,002	47,514	24,975
Operating expenses (1):
Research and development	36,403	15,288	14,816
Sales and marketing	77,875	37,622	22,749
General and administrative	32,869	16,437	11,558
Total operating expenses	147,147	69,347	49,123
Operating loss	(66,145)	(21,833)	(24,148)
Other expense, net	(1,533)	(517)	(96)
Loss before provision for (benefit from) income taxes	(67,678)	(22,350)	(24,244)
Provision for (benefit from) income taxes	(263)	221	121
Net loss	(67,415)	(22,571)	(24,365)
Accretion of redeemable convertible preferred stock	(18)	(49)	(50)
Deemed dividend to investors in relation to the tender offer	—	—	(8,326)
Net loss attributable to common stockholders	$(67,433)	$(22,620)	$(32,741)

Net loss per share attributable to common stockholders, basic and diluted	$(1.26)	$(1.04)	$(1.67)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	53,571	21,674	19,629
__________
(1) Includes share-based compensation expense as follows:
	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cost of revenue	$2,464	$254	$129
Research and development	10,918	635	4,117
Sales and marketing	10,680	1,210	1,313
General and administrative	8,077	2,755	4,081

	As of December 31,
Consolidated Balance Sheet Data:	2014	2013
	(In thousands)
Cash and cash equivalents	$80,265	$53,725
Marketable securities	42,204	9,889
Working Capital	60,856	31,706
Property and equipment, net	41,895	15,431
Goodwill and intangible assets, net	14,152	—
Total assets	205,788	92,736
Deferred Revenue	51,731	29,048
Credit facility	6,952	23,760
Total liabilities	92,082	67,643
Redeemable convertible preferred stock	—	71,369
Stockholders' equity (deficit)	113,706	(46,276)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section titled “Selected Consolidated Financial Data” and consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Overview

Zendesk’s mission is to help organizations and their customers build better relationships. We are a software development company that provides a SaaS customer service platform that enables our customers to provide tailored support through multiple channels, establish effective self-service support resources, proactively serve customers through customer engagement capabilities, integrate with other applications, and consolidate and analyze data from customer interactions. We also provide SaaS live chat software that can be utilized independently to facilitate proactive communications between organizations and their customers or integrated easily into our platform.

Our business model is designed to drive organic growth, leverage positive word-of-mouth, and remove friction from the evaluation and purchasing process. We offer a range of subscription account plans for our customer service platform and live chat software that vary in pricing based on functionality, the type and, for our customer service platform, the amount of product support we offer and service-level guarantees. The majority of our customers find us online and subscribe to our customer service platform and live chat software directly from our websites. During the three months ended December 31, 2014, 64% of our qualified sales leads generated online and 62% of the total qualified sales leads for our customer service platform came from organic search, customer referrals, and other unpaid sources. We use tools provided by third-parties to measure the percentage of qualified sales leads generated online and of the total qualified leads for our customer service platform that came from organic search, customer referrals, and other unpaid sources. While we expect that a shift in these values is generally related to a change in the mix of qualified sales leads from paid and unpaid sources, there may be instances where changes in these values are a result of changes by the third-party providers to the tools used to measure these values or the underlying data used by such tools. During the three months ended December 31, 2014, we experienced a decrease in the percentage of qualified sales leads generated online and of the total qualified leads for our customer service platform that came from organic search, customer referrals, and other unpaid sources as compared to prior periods. We believe that our increased investment in our field sales and marketing efforts and other paid sources of qualified leads contributed significantly to this shift. As we continue to invest in field marketing efforts and adopt new marketing initiatives, we expect that the percentage of qualified sales leads generated from organic search, customer referrals and other unpaid sources may continue to decline.

Our largest source of qualified sales leads is free trials of our customer service platform commenced by prospects. For larger organizations, our sales team focuses on a land and expand strategy, which leverages this grassroots adoption and seeks to expand our footprint within organizations. More recently we have begun to develop our field sales and marketing teams primarily responsible for lead discovery, qualification, and account management for larger organizations. Many of our existing customers to date have been small to medium sized organizations that make purchasing decisions with limited interaction with our sales or other personnel; as we continue to focus on and become more dependent on sales to larger organizations and increase our investment in paid sources of qualified leads, we expect the percentage of qualified leads that come unpaid sources, such as organic search and customer referrals, to decrease and our sales cycles to lengthen and become less predictable.

For the year ended December 31, 2014, 2013, and 2012, our revenue was $127.0 million, $72.0 million, and $38.2 million, respectively, representing a 76% growth rate from 2013 to 2014 and 88% growth rate from 2012 to 2013. For the years ended December 31, 2014, 2013, and 2012 we derived $54.8 million, or 43%, $29.6 million, or 41%, and $15.8 million, or 41%, respectively, of our revenue from customers located outside of the United States. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. For the years ended December 31, 2014, 2013, and 2012, we generated net losses of $67.4 million, $22.6 million, and $24.4 million, respectively. We intend to invest aggressively to drive continued growth and market leadership.

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

We have focused on rapidly growing our business and plan to continue to invest for long-term growth. We expect to continue to make significant upfront investments in our self-managed colocation data center infrastructure and additional personnel to support our growth. The amount and timing of these upfront infrastructure investments will vary based on our estimates of projected growth and the scale of such deployments. We also expect to continue to make significant investments in our customer support organization including expanding our product support and professional services teams. Over time, we anticipate that we will gain economies of scale by utilizing added capacity within our self-managed colocation data centers and reducing the need for direct incremental personnel costs resulting from growth in our number of customers. As a result, we expect our gross margin to improve in the future, although our gross margin may fluctuate from period to period as our revenue fluctuates and as a result of the timing and amount of investments to expand our product support team, investments in additional personnel, equipment, and facilities to support our platform architecture, increased share-based compensation expenses, as well as the amortization of costs associated with capitalized internal-use software and purchased intangible assets.

We expect our operating expenses to continue to increase in absolute dollars in future periods. We have invested, and expect to continue to invest, in our software development efforts to introduce new products and broaden our customer service platform’s functionality. We plan to continue to expand our sales and marketing organizations, particularly in connection with our efforts to expand our enterprise customer base. We also expect to incur additional general and administrative costs in order to support the growth of our business and the infrastructure required with our obligations as a public company.

Key Business Metrics

We review a number of operating metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

Number of Paid Customer Accounts.    We believe that our ability to increase our number of paid accounts on our customer service platform and live chat software is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. We define the number of paid customer accounts as the sum of the number of accounts on our customer service platform, exclusive of our Starter plan, free trials or other free services, and the number of accounts using our live chat software, exclusive of free trials or other free services, each as of the end of the period and as identified by a unique account identifier. Use of our customer service platform and live chat software requires separate subscriptions and each of these accounts are treated as separate paid customer account.  Existing customers may also expand their utilization of our customer service platform or live chat software by adding new accounts and a single consolidated organization or customer may have multiple accounts across each of our customer service platform and live chat software to service separate subsidiaries, divisions, or work processes. Each of these accounts is also treated as a separate paid customer account. An increase in the number of paid customer accounts generally correlates to an increase in the number of authorized agents licensed to use our platform, which directly affects our revenue and results of operations. We view growth in this metric as a measure of our success in converting new sales opportunities. We had approximately 52,500 paid customer accounts as of December 31, 2014, including approximately 27,600 paid customer accounts on our customer service platform and approximately 24,900 paid customer accounts using our live chat software. As the total number of paid customer accounts increases, we expect the rate of growth in the number of paid customer accounts to decline.

Historically, we have measured the number of customer accounts on our customer service platform, defined as the number of accounts on our customer service platform, exclusive of free trials or other free services, but including our low cost Starter plan, as of the end of specified periods as identified by a unique account identifier. We believe that including the number of paid customer accounts for both our customer service platform and our live chat software in the number of paid customer accounts, while eliminating our Starter plan from this metric, provides an operating metric that reflects the customer accounts that have the most impact on our operating results.

The number of customer accounts on our customer service platform and the number of paid customer accounts as of the last day of each quarter in the fiscal year ended December 31, 2014 is presented below for comparative purposes. In the future, we intend to include only the number of paid customer accounts as described in the section above in lieu of the number of customer accounts.

	As of
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Paid Customer Accounts on our customer service platform (approximate)	27,600	25,900	24,000	22,100
Paid Customer Accounts using our live chat software (approximate)	24,900	22,500	20,100	17,800
Total Paid Customer Accounts (approximate)	52,500	48,400	44,100	39,900
Customer Accounts (as previously calculated)	51,721	48,763	45,740	42,685

Dollar-Based Net Expansion Rate.    Our ability to generate revenue is dependent upon our ability to maintain our relationships with our customers and to increase their utilization of our customer service platform. We believe we can achieve this by focusing on delivering value and functionality that retains our existing customers, expands the number of authorized agents associated with an existing paid customer account on our customer service platform, and results in upgrades to higher-priced subscription plans. Maintaining customer relationships allows us to sustain and increase revenue to the extent customers maintain or increase the number of authorized agents licensed to use our customer service platform. We assess our performance in this area by measuring our dollar-based net expansion rate. Our dollar-based net expansion rate provides a measurement of our ability to increase revenue across our existing customer base through expansion of authorized agents associated with a paid customer account on our customer service platform, and upgrades in subscription plan, as offset by churn, contraction in authorized agents associated with a paid customer account on our customer service platform, and downgrades in subscription plans.  We do not currently incorporate operating metrics associated with our live chat software into our measurement of dollar-based net expansion rate.

Our dollar-based net expansion rate is based upon our monthly recurring revenue for a set of paid customer accounts on our customer service platform. Monthly recurring revenue for a paid customer account is a legal and contractual determination made by assessing the contractual terms of each paid customer account, as of the date of determination, as to the revenue we expect to generate in the next monthly period for that paid customer account, assuming no changes to the subscription and without taking into account any one-time discounts or any platform usage above the subscription base, if any, that may be applicable to such subscription. Monthly recurring revenue is not determined by reference to historical revenue, deferred revenue or any other United States generally accepted accounting principles, or GAAP, financial measure over any period. It is forward-looking and contractually derived as of the date of determination.

We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate monthly recurring revenue of the paid customer accounts on our customer service platform as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate monthly recurring revenue of the same customer base included in our measure of base revenue at the end of the annual period being measured. Our dollar-based net expansion rate is also adjusted to eliminate the effect of certain activities that we identify involving the transfer of agents between paid customer accounts, consolidation of customer accounts, or the split of a single paid customer account into multiple paid customer accounts.  In addition, our dollar-based net expansion rate is adjusted to include paid customer accounts in the customer base used to determine retained revenue net of contraction and churn that share common corporate information with customers in the customer base that is used to determine our base revenue.  Giving effect to this consolidation results in our dollar-based net expansion rate being calculated across approximately 25,900 customers, as compared to the approximately 27,600 total paid customer accounts as of December 31, 2014. While not material, we believe the failure to account for these activities would otherwise skew our dollar-based net expansion metrics associated with customers that maintain multiple paid customer accounts on our customer service platform.

Beginning with the quarter ended December 31, 2014, we adjusted our calculation of dollar-based net expansion rate to exclude customer accounts on the low cost Starter plan for our customer service platform. In prior periods, we presented a dollar-based net expansion rate, or the Historic Dollar-Based Net Expansion Rate, which included customer accounts on our low-cost Starter subscription plan for our customer service platform. We calculated the Historic Dollar-Based Net Expansion Rate in the same manner as our current calculation of the dollar-based net expansion rate, with the exception that the customer base used in the determination of retained revenue net of contraction and churn and base revenue included the customer accounts on our Starter subscription plan while our current calculation of dollar-based net expansion rate excludes these accounts.  While relatively insignificant, we believe that the exclusion of subscriptions to our Starter plan from our calculation of net dollar expansion provides a more useful measure of the effectiveness of resources we deploy to expand our relationships with existing customers.

Our dollar-based net expansion rate was 120% as of December 31, 2014. We expect our dollar-based net expansion rate to decline over time as our aggregate monthly recurring revenue grows.

The operating metric for our current calculation of dollar-based net expansion rate and our Historic Dollar-Based Net Expansion Rate for the last day of each quarter in the fiscal year ended December 31, 2014 is presented below for comparative purposes. In the future, we intend to include only the revised dollar-based net expansion rate as described in the section above in lieu of the Historic Dollar-Based Net Expansion Rate.

	As of
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Historic Dollar-Based Net Expansion Rate	122%	123%	122%	123%
Current Calculation of Dollar-Based Net Expansion Rate	120%	121%	120%	121%

Components of Results of Operations

Revenue

We derive substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on our customer service platform and, to a lesser extent, live chat software. Each subscription may have multiple authorized users, and we refer to each such user as an “agent.” The number of agents ranges from one to thousands for various customer accounts. Our pricing is generally established on a per agent basis. We offer a range of subscription account plans that vary in pricing based on functionality and, for our customer service platform, the type and amount of product support, and service-level commitments. Certain arrangements provide for incremental fees above a fixed maximum number of monthly agents during the subscription term. We sell subscription services under contractual agreements that vary in length, ranging between one month and multiple years, with the majority of subscriptions having a term of either one month or one year.

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

Cost of Revenue, Gross Margin, and Operating Expenses

Cost of Revenue. Cost of revenue consists primarily of personnel costs (including salaries, share-based compensation, and benefits) for employees associated with our platform infrastructure and our product support organizations, depreciation and other expenses associated with our self-managed colocation data centers, data center costs related to hosting our platform, amortization expense associated with capitalized internal-use software, payment processing fees, amortization expense associated with purchased intangible assets, and allocated shared costs. We allocate shared costs such as facilities, shared information technology and security costs, and employee benefit costs to all departments based on headcount. As such, allocated shared costs are reflected in cost of revenue and each operating expense category.

We currently utilize third-party managed hosting facilities located in North America, Europe, and Asia and self-managed colocation data centers in which we manage our own network equipment and systems. We currently operate out of three such self-managed colocation data centers located in California, Virginia, and Ireland. In order to improve our long-term cost efficiency, we intend to expand our operations in these and establish other self-managed colocation data centers over time. Our live chat software was originally hosted in a managed hosting facility in Florida and in January 2015, we migrated all accounts to our self-managed colocation facility in Ireland.  In certain markets and for certain products, we may elect not to pursue our self-managed colocation strategy, depending on individual market dynamics.

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

Gross Margin. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period as our revenue fluctuates and as a result of the timing and amount of investments to expand our product support and professional services teams, investments in additional personnel, equipment, and facilities to support our platform architecture, increased share-based compensation expenses, as well as the amortization of costs associated with capitalized internal-use software and purchased intangible assets.

Research and Development. Research and development expenses consist primarily of personnel costs (including salaries, share-based compensation, and benefits) for employees associated with our research and development organization and allocated shared costs.

We focus our research and development efforts on the continued development of our customer service platform and live chat software, including the development and deployment of new features and functionality and enhancements to our software architecture. We expect that, in the future, research and development expenses will increase in absolute dollars. However, we expect our research and development expenses to decrease modestly as a percentage of our revenue in the long-term, although this may fluctuate from period to period depending on fluctuations in revenue and the timing and extent of our research and development expenses.  In particular, these expenses are sensitive to the impact of share-based compensation which may cause these expenses to fluctuate from period to period.

Sales and Marketing. Sales and marketing expenses consist of personnel costs (including salaries, commissions, share-based compensation, and benefits) for employees associated with our sales and marketing organizations, costs of marketing activities, and allocated shared costs. Marketing activities include online lead generation, advertising, promotional events, and public and community relations. Sales commissions and other incremental costs to acquire contracts are expensed as incurred.

We focus our sales and marketing efforts on generating awareness of our company, creating sales leads, establishing and promoting our brand, and cultivating a community of successful and vocal customers. We plan to continue investing in sales and marketing by increasing the number of direct sales employees, developing our field sales and marketing teams, expanding our indirect sales channels, building brand awareness, and sponsoring additional marketing events, which we believe will enable us to add new customers and increase penetration within our existing customer base. Because we do not have a long history of undertaking or growing many of these activities, we cannot predict whether, or to what extent, our revenue will increase as we invest in these strategies. We expect our sales and marketing expenses to continue to increase in absolute dollars and continue to be our largest operating expense category for the foreseeable future. Our sales and marketing expenses as a percentage of our revenue over time may fluctuate from period to period depending on fluctuations in revenue and the timing and extent of our sales and marketing expenses.  In particular, these expenses are sensitive to the impact of share-based compensation which may cause these expenses to fluctuate from period to period.

General and Administrative. General and administrative expenses consist primarily of personnel costs (including salaries, share-based compensation, and benefits) for our executive, finance, legal, human resources, and other administrative employees. In addition, general and administrative expenses include fees for third-party professional services, including legal, tax, and accounting services, and other corporate expenses and allocated shared costs.

We expect to incur incremental costs associated with supporting the growth of our business, both in terms of size and geographic expansion, and the infrastructure required to be a public company. Such costs include increases in our finance, legal, and human resources personnel, additional legal, tax, and accounting services fees, insurance costs, board of directors’ compensation and costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other costs associated with being a public company. As a result, we expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future. However, we expect our general and administrative expenses to decrease modestly as a percentage of our revenue in the long-term, although this may fluctuate from period to period depending on fluctuations in revenue and the timing and extent of our general and administrative expenses.  In particular, these expenses are sensitive to the impact of share-based compensation which may cause these expenses to fluctuate from period to period.

Other Expense, Net

Other expense, net consists primarily of interest expense associated with our credit facility and foreign currency losses, offset by interest income from marketable securities.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. See Note 11 of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations for Fiscal Years 2014, 2013, and 2012

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Revenue	$127,049	$72,045	$38,228
Cost of revenue (1)	46,047	24,531	13,253
Gross profit	81,002	47,514	24,975
Operating expenses (1):
Research and development	36,403	15,288	14,816
Sales and marketing	77,875	37,622	22,749
General and administrative	32,869	16,437	11,558
Total operating expenses	147,147	69,347	49,123
Operating loss	(66,145)	(21,833)	(24,148)
Other expense, net	(1,533)	(517)	(96)
Loss before provision for (benefit from) income taxes	(67,678)	(22,350)	(24,244)
Provision for (benefit from) income taxes	(263)	221	121
Net loss	$(67,415)	$(22,571)	$(24,365)

(1) Includes share-based compensation expense as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cost of revenue	$2,464	$254	$129
Research and development	10,918	635	4,117
Sales and marketing	10,680	1,210	1,313
General and administrative	8,077	2,755	4,081

	Year ended December 31,
	2014	2013	2012
	(As a percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Cost of revenue (1)	36.2	34.0	34.7
Gross profit	63.8	66.0	65.3
Operating expenses (1):
Research and development	28.7	21.2	38.8
Sales and marketing	61.3	52.2	59.5
General and administrative	25.9	22.8	30.2
Total operating expenses	115.8	96.3	128.5
Operating loss	(52.1)	(30.3)	(63.2)
Other expense, net	(1.2)	(0.7)	(0.3)
Loss before provision for (benefit from) income taxes	(53.3)	(31.0)	(63.4)
Provision for (benefit from) income taxes	(0.2)	0.3	0.3
Net loss	(53.1%)	(31.3%)	(63.7%)

(1) Includes share-based compensation expense as follows:

	Year Ended December 31,
	2014	2013	2012
	(As a percentage of revenue)
Cost of revenue	1.9%	0.4%	0.3%
Research and development	8.6	0.9	10.8
Sales and marketing	8.4	1.7	3.4
General and administrative	6.4	3.8	10.7

Prior to our IPO, we granted RSUs and certain stock options with both a service condition and a performance condition, or Performance Awards. The service condition for substantially all of the Performance Awards is satisfied over four years. The performance condition was satisfied upon the effectiveness of the registration statement related to our IPO. No share-based compensation expense had been recognized for the Performance Awards prior to the IPO. Upon the satisfaction of the performance condition in May 2014, we recognized a cumulative share-based compensation expense for the portion of the Performance Awards that had met the service condition. For the year ended December 31, 2014, share-based compensation expense related to the Performance Awards was $12.7 million, including $0.9 million in cost of revenue, $7.8 million in research and development, $2.4 million in sales and marketing, and $1.6 million in general and administrative expenses, respectively.

In September 2012, in connection with our sale of the Series D redeemable convertible preferred stock, the purchasers of the Series D redeemable convertible preferred stock conducted a tender offer to acquire approximately 8.0 million shares of common stock from employees, former employees, and other existing investors. As a result of this transaction, we recorded a total of $8.6 million in share-based compensation expense for the difference between the price paid for shares held by our employees and former employee stockholders and the estimated fair market value on the date of the transaction. Of the total share-based compensation expense, we recorded $20,000, $3.9 million, $1.0 million, and $3.7 million in cost of revenue, research and development, sales and marketing, and general and administrative expenses, respectively.

Revenue

	Year Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	% Change	% Change
	(In thousands, except percentages)
Revenue	$127,049	$72,045	$38,228	76%	88%

Revenue increased $55.0 million, or 76%, in 2014 compared to 2013. Of the total increase in revenue, $23.2 million, or 42%, was attributable to revenue from new accounts acquired from January 1, 2014 through December 31, 2014, net of churn and contraction, and $31.8 million, or 58%, was attributable to revenue from accounts existing on or before December 31, 2013, net of churn and contraction.

Revenue increased $33.8 million, or 88%, in 2013 compared to 2012. Of the total increase in revenue, $13.5 million, or 40%, was attributable to revenue from new accounts acquired from January 1, 2013 through December 31, 2013, net of churn and contraction, and $20.3 million, or 60%, was attributable to revenue from accounts existing on or before December 31, 2012, net of churn and contraction.

Revenue from customer accounts that are invoiced in aggregate is treated as being generated from a single customer account. The acquisition date of customer accounts that are invoiced in aggregate is determined using the establishment date of the earliest customer account.

Cost of Revenue and Gross Margin

	Year Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	% Change	% Change
	(In thousands, except percentages)
Cost of Revenue	$46,047	$24,531	$13,253	88%	85%
Gross Margin	63.8%	66.0%	65.3%

Cost of revenue increased $21.5 million, or 88%, in 2014 compared to 2013. The overall increase was primarily due to increased employee compensation-related costs of $9.5 million associated with our substantial increase in headcount, the share-based compensation expense related to the Performance Awards described above, increased depreciation expense and other costs associated with our self-managed colocation data centers of $2.9 million driven by our investments in building out and increasing capacity within our self-managed colocation data centers, and increased amortization expense associated with capitalized internal-use software of $1.5 million as we continue to develop additional features and functionalities of our platform.  Further contributing to the increase was $1.2 million in hosting fees as we increased data center capacity to support our growth, an increase of $1.2 million in amortization expense of acquired intangibles in connection with our acquisition of Zopim in the three months ended March 31, 2014, and an increase of $3.4 million in allocated shared costs primarily due to increased facilities expenses.

Our gross margin decreased to 63.8% in 2014, as compared to 66.0% in 2013. The decrease was primarily due to a 2.6% increase in employee-related compensation costs, driven by increased share-based compensation expense, and a 1.1% increase in allocated shared costs as a percentage of revenue, offset by a 1.7% decrease in hosting fees as a percentage of revenue driven by efficiency realized from our investments in building out our self-managed colocation data centers.

Cost of revenue increased $11.3 million, or 85%, in 2013 compared to 2012. The overall increase was due to increased employee compensation-related costs of $4.4 million associated with our substantial increase in headcount, increased depreciation expense and other costs associated with our self-managed colocation data centers of $2.1 million driven by our investments in building out and increasing capacity within our self-managed colocation data centers, and increased hosting fees of $1.2 million as we increased data center capacity to support our growth. Further contributing to the increase was $0.9 million in amortization expense associated with capitalized internal-use software, an increase of $0.4 million in payment processing fees and an increase in allocated shared costs of $0.9 million.

Our gross margin increased to 66.0% in 2013, as compared to 65.3% in 2012. The increase in gross margin was primarily driven by economies of scale in our operations during the period reflected by our ability to maintain growth in costs of revenue at a level lower than our revenue growth.

Operating Expenses

Research and Development Expenses

	Year Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	% Change	% Change
	(In thousands, except percentages)
Research and Development	$36,403	$15,288	$14,816	138%	3%

Research and development expenses increased $21.1 million, or 138% in 2014 compared to 2013. The increase was primarily due to an increase of $17.4 million in employee compensation-related costs, driven by our substantial increase in headcount and the share-based compensation expense related to the Performance Awards described above, and an increase of $2.9 million in allocated shared costs.

Research and development expenses increased $0.5 million, or 3% in 2013 compared to 2012. The increase was primarily due to an increase of $3.3 million in employee compensation-related costs, driven by our substantial increase in headcount, and an increase of $1.2 million in allocated shared costs. The 2013 increase was largely offset by the $3.9 million charge recorded in connection with the 2012 tender offer described above.

Sales and Marketing Expenses

	Year Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	% Change	% Change
	(In thousands, except percentages)
Sales and Marketing	$77,875	$37,622	$22,749	107%	65%

Sales and marketing expenses increased $40.3 million, or 107%, in 2014 compared to 2013. The overall increase was primarily due to increased employee compensation-related costs of $24.4 million, increased marketing program costs of $6.8 million, and increased travel expenses of $1.8 million. The 2014 increase in employee compensation-related costs, mainly consisting of salaries, sales commissions, and share-based compensation expense, was driven by the substantial increase in our sales force, share-based compensation expense related to the Performance Awards described above, and $4.1 million in additional share-based compensation expense related to the accelerated vesting of certain stock options. The 2014 increase in marketing program costs was primarily driven by increases in online lead generation marketing programs to drive the adoption of our platform. Additionally, allocated shared costs increased $5.3 million.

Sales and marketing expenses increased $14.9 million, or 65%, in 2013 compared to 2012. The overall increase was primarily due to increased employee compensation-related costs of $9.4 million and increased marketing program costs of $3.3 million. The 2013 increase in employee compensation-related costs, mainly consisting of salaries, sales commissions, and share-based compensation expense, was driven by the substantial increase in our sales force. The 2013 increase in marketing program costs was primarily driven by increases in online lead generation marketing programs to drive the adoption of our platform. Additionally, allocated shared costs increased $2.1 million. The 2013 increase was partially offset by the $1.0 million charge recorded in connection with the 2012 tender offer described above.

General and Administrative Expenses

	Year Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	% Change	% Change
	(In thousands, except percentages)
General and Administrative	$32,869	$16,437	$11,558	100%	42%

General and administrative expenses increased $16.4 million, or 100%, in 2014 compared to 2013. The increase was primarily due to an increase in employee compensation-related costs of $10.4 million and an increase in professional and outside services costs of $2.8 million.  The increase in employee compensation-related costs was due to a substantial increase in headcount and share-based compensation expense related to the Performance Awards described above, partially offset by $1.7 million in share-based compensation expense recorded in 2013 related to the accelerated vesting of certain stock options.  The increase in professional and outside services costs was driven by increased level of business activities and increased costs of being a public company.  Additionally, allocated shared costs increased $2.0 million.

General and administrative expenses increased $4.9 million, or 42%, in 2013 compared to 2012. The increase was primarily due to an increase in employee compensation-related costs of $7.1 million associated with our substantial increase in headcount and an increase of $1.6 million in professional and outside services costs, comprised primarily of fees related to legal and accounting services. In addition, in May 2013, we recorded $1.7 million in share-based compensation expense related to the accelerated vesting of certain stock options. The 2013 increase was partially offset by the $3.7 million charge recorded in connection with the 2012 tender offer described above.

Quarterly Results of Operations

The following unaudited quarterly results of operations data for each of the eight quarters in the two-year period ended December 31, 2014 have been prepared on a basis consistent with our audited consolidated annual financial statements and include, in management’s opinion, all normal recurring adjustments necessary for the fair presentation of the results of operations data for these periods, in accordance with generally accepted accounting principles in the United States. The following quarterly financial data should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Three Months Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2014	2014	2014	2014	2013	2013	2013	2013
Consolidated Statement of Operations Data:	(In thousands)
Revenue	$38,541	$33,910	$29,506	$25,092	$22,501	$19,237	$16,396	$13,911
Cost of revenue (1)	13,637	11,684	11,731	8,995	7,653	6,327	5,681	4,870
Gross profit	24,904	22,226	17,775	16,097	14,848	12,910	10,715	9,041
Operating expenses (1):
Research and development	11,176	9,550	10,499	5,178	4,551	3,860	3,528	3,349
Sales and marketing	21,701	21,548	20,339	14,287	11,404	10,015	8,208	7,995
General and administrative	9,230	8,940	8,315	6,384	4,693	3,646	5,140	2,958
Total operating expenses	42,107	40,038	39,153	25,849	20,648	17,521	16,876	14,302
Operating loss	(17,203)	(17,812)	(21,378)	(9,752)	(5,800)	(4,611)	(6,161)	(5,261)
Other expense, net	(282)	(343)	(450)	(458)	(205)	(102)	(133)	(77)
Loss before provision for (benefit from) income taxes	(17,485)	(18,155)	(21,828)	(10,210)	(6,005)	(4,713)	(6,294)	(5,338)
Provision for (benefit from) income taxes	9	(236)	(85)	49	101	42	58	20
Net loss	$(17,494)	$(17,919)	$(21,743)	$(10,259)	$(6,106)	$(4,755)	$(6,352)	$(5,358)

(1) Share-based compensation expense was allocated as follows:

	Three Months Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2014	2014	2014	2014	2013	2013	2013	2013
	(In thousands)
Cost of revenue	$773	$591	$1,010	$90	$77	$77	$61	$39
Research and development	3,388	3,052	4,168	310	213	196	155	71
Sales and marketing	2,045	4,877	3,268	490	484	338	229	159
General and administrative	2,308	2,298	2,537	934	336	264	2,022	133

	Three Months Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2014	2014	2014	2014	2013	2013	2013	2013
Consolidated Statement of Operations Data:	(As a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue (1)	35.4	34.5	39.8	35.8	34.0	32.9	34.6	35.0
Gross profit	64.6	65.5	60.2	64.2	66.0	67.1	65.4	65.0
Operating expenses (1):
Research and development	29.0	28.2	35.6	20.6	20.2	20.1	21.5	24.1
Sales and marketing	56.3	63.5	68.9	56.9	50.7	52.1	50.1	57.5
General and administrative	23.9	26.4	28.2	25.4	20.9	19.0	31.3	21.3
Total operating expenses	109.3	118.1	132.7	103.0	91.8	91.1	102.9	102.8
Operating loss	(44.6)	(52.5)	(72.5)	(38.9)	(25.8)	(24.0)	(37.6)	(37.8)
Other expense, net	(0.7)	(1.0)	(1.5)	(1.8)	(0.9)	(0.5)	(0.8)	(0.6)
Loss before provision for (benefit from) income taxes	(45.4)	(53.5)	(74.0)	(40.7)	(26.7)	(24.5)	(38.4)	(38.4)
Provision for (benefit from) income taxes	0.0	(0.7)	(0.3)	0.2	0.4	0.2	0.4	0.1
Net loss	(45.4%)	(52.8%)	(73.7%)	(40.9%)	(27.1%)	(24.7%)	(38.7%)	(38.5%)

(1) Includes share-based compensation expense as follows:

	Three Months Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2014	2014	2014	2014	2013	2013	2013	2013
	(As a percentage of revenue)
Cost of revenue	2.0%	1.7%	3.4%	0.4%	0.3%	0.4%	0.4%	0.3%
Research and development	8.8	9.0	14.1	1.2	0.9	1.0	0.9	0.5
Sales and marketing	5.3	14.4	11.1	2.0	2.2	1.8	1.4	1.1
General and administrative	6.0	6.8	8.6	3.7	1.5	1.4	12.3	1.0

Quarterly Trends in Revenue and Cost of Revenue

Our quarterly revenue increased sequentially for each period presented, primarily due to sales of new subscriptions to our platform and net expansion by our existing customers. We cannot assure you that this pattern of sequential growth in revenue will continue. In future periods, as our rate of revenue growth declines, seasonality in our revenue may become more apparent.

Our gross margin in the first quarter of any fiscal year is negatively impacted relative to the preceding fourth quarter due to the fewer number of days in the first quarter over which we record subscription revenue as compared to the preceding fourth quarter and the fact that certain expenses in our cost of revenue are not sensitive to the number of days in the quarter.

Quarterly Trends in Costs and Expenses

Our quarterly costs and expenses increased sequentially for each period presented, primarily due to increased compensation-related costs related to an increase in headcount in connection with the expansion of our business. In the three months ended June 30, 2014, we recorded share-based compensation expense of $6.1 million related to the Performance Awards. Of the total share-based compensation expense, we recorded $0.6 million in cost of revenue, $3.2 million in research and development, $1.3 million in sales and marketing, and $1.0 million in general and administrative expenses, respectively. In addition, in the three months ended September 30, 2014 and June 30, 2013, we recorded $2.8 million and $1.7 million in share-based compensation expense as a component of sales and marketing expenses and general and administrative expense, respectively, related to the accelerated vesting of certain stock awards.

Credit Facility

We have a credit facility with Silicon Valley Bank consisting of a $20.0 million revolving line of credit and a $10.0 million equipment line of credit. As of December 31, 2013, the outstanding balance under the revolving line of credit was $20.0 million. On June 9, 2014, we repaid all outstanding principal and accrued interest under the revolving line of credit and as of December 31, 2014 there was no outstanding balance. As of December 31, 2014 and December 31, 2013, the outstanding balance under the equipment line of credit was $7.0 million and $3.8 million, respectively.

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

Borrowings on the equipment line of credit bear interest of 2.5% per annum. For each equipment advance, we were entitled to make interest-only payments until September 14, 2014, when the last draw against the equipment line of credit could be made. Outstanding balance under the equipment line of credit is payable in 30 equal monthly installments, with the last payment due on March 14, 2017. We are also required to make a final payment fee of $0.3 million on March 14, 2017.

The credit facility is collateralized by substantially all of our assets, excluding our intellectual property. Our domestic subsidiary is a guarantor of the credit facility and we have pledged up to 65% of the equity in our international subsidiaries as collateral. The credit facility also imposes various covenants on us, including the delivery of financial and other information, the maintenance of our primary operating and securities accounts with the lender, the maintenance of minimum revenue targets and an agreed upon ratio of certain current assets to current liabilities, as well as limitations on dispositions, changes in business or management, certain mergers or consolidations, dividends and other corporate activities. As of December 31, 2014 and December 31, 2013, we were in compliance with all of the covenants contained in the credit facility.

Liquidity and Capital Resources

As of December 31, 2014, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $131.7 million, which were held for working capital purposes, as well as the available balance of our credit facility. Our cash equivalents and marketable securities are comprised of corporate bonds, money market funds, asset backed securities, and commercial paper.

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash provided by (used in) operating activities	$2,090	$4,005	$(5,096)
Cash used in investing activities	(71,297)	(24,186)	(7,119)
Cash provided by financing activities	95,768	25,216	46,705

To date, we have financed our operations primarily through sales of equity securities. From our inception through December 31, 2014, we have received cash proceeds of $174.4 million from the sale of equity securities, net of issuance costs paid. We have also financed our operations through customer payments for subscription to our customer service platform and live-chat software, as well as borrowings under our credit facility. We believe that our existing cash, cash equivalents, and marketable securities balances together with cash generated from operations and the available balance of our credit facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

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

In March 2014, we completed the acquisition of Zopim. The purchase price of approximately $15.8 million ($4.9 million of cash and $10.9 million of our common stock) includes $1.1 million of cash and $2.4 million of common stock consideration held back between 12 and 18 months as partial security for standard indemnification obligations and which are payable in the future under terms specified in the stock purchase agreement. In connection with the acquisition of Zopim, we established a retention plan pursuant to which we will pay up to $13.9 million in cash and equity consideration over two and three years, respectively, to Zopim employees in connection with their continued employment.

Prior to the expiration of the lock-up agreements in connection with our IPO, we had elected to net share settle our RSUs by withholding shares and remitting income tax on behalf of the applicable employees. During the year ended December 31, 2014, cash used for tax payments related to net share settlement of RSUs was $2.1 million. Upon the expiration of the lock-up agreements in November 2014, we generally began requiring that employees sell a portion of the shares that they receive upon the vesting of RSUs in order to cover any required withholding taxes (sell-to-cover). We expect this sell-to-cover approach will reduce our cash outflows.

Operating Activities

Our largest source of operating cash inflows is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for employee-related expenditures, leased facilities, and hosting fees.

Net cash provided by operating activities in 2014 was $2.1 million, reflecting our net loss of $67.4 million, adjusted by non-cash charges including share-based compensation expense of $32.1 million, depreciation and amortization of $11.5 million, and changes in our working capital. The changes in our working capital were primarily attributable to an increase in deferred revenue of $22.4 million due to the growth of our subscription services, an increase in accrued compensation liabilities of $5.8 million primarily due to a significant increase in headcount and timing of payments, an increase in other assets and liabilities of $1.7 million due to increased deferred rent, and an increase in accounts payable and accrued liabilities of $1.3 million due to timing of payments and a higher level of expenses consistent with the overall growth of our business. These sources of cash flow were partially offset by an increase in accounts receivable of $3.8 million due to higher customer billings related to the increase in subscription services during the period and an increase in prepaid expenses and other current assets of $1.4 million primarily due to increases in prepaid subscriptions of business software.

Net cash provided by operating activities in 2013 was $4.0 million, reflecting our net loss of $22.6 million, adjusted by non-cash charges including depreciation and amortization of $5.2 million, share-based compensation expense of $4.9 million, and changes in our working capital. The changes in our working capital were primarily attributable to an increase in deferred revenue of $13.9 million due to the growth of our subscription services, an increase in accounts payable and accrued liabilities of $4.1 million due to timing of payments and a higher level of expenses consistent with the overall growth of our business, and an increase in accrued compensation liabilities of $2.0 million primarily due to a significant increase in headcount. These sources of cash flow were partially offset by an increase in accounts receivable of $3.6 million due to higher customer billings related to the increase in subscription services during the period and an increase in prepaid expenses and other current assets of $0.3 million primarily due to increases in prepaid rent.

Net cash used in operating activities in 2012 was $5.1 million, reflecting our net loss of $24.4 million, adjusted by non-cash charges including share-based compensation expense of $9.6 million and depreciation and amortization of $2.5 million, and changes in our working capital. The changes in our working capital were primarily attributable to an increase in deferred revenue of $7.7 million due to the growth of our subscription services, an increase in accrued compensation liabilities of $1.6 million, primarily due to increased headcount, and an increase in accounts payable and accrued liabilities of $1.1 million due to increased accrual for taxes and timing of payments. These sources of cash flow were partially offset by an increase in prepaid expenses of $1.6 million primarily due to retention-related compensation, which were amortized as compensation expense over the required service period and an increase in accounts receivable of $1.4 million due to higher customer billings related to the increase in subscription services during the period.

Investing Activities

Net cash used in investing activities in 2014 of $71.3 million was primarily attributable to purchases of marketable securities of $54.3 million, purchases of property and equipment of $21.7 million primarily associated with leasehold improvements related to our new offices and hosting equipment, capitalized internal-use software costs of $8.0 million associated with the development of additional features and functionality of our platform, and payments of $1.9 million for the acquisition of Zopim, net of cash acquired.  The use of cash in investing activities was partially offset by the sale and maturities of marketable securities of $14.5 million.

Net cash used in investing activities in 2013 of $24.2 million was primarily attributable to purchases of marketable securities of $12.4 million, purchases of property and equipment of $7.1 million primarily associated with hosting equipment to build out our self-managed colocation data centers, and capitalized internal-use software costs of $4.7 million associated with the development of additional features and functionality of our platform.

Net cash used in investing activities in 2012 of $7.1 million was primarily attributable to purchases of property and equipment of $3.6 million to accommodate headcount growth and to build out our self-managed colocation data centers, and capitalized internal-use software costs of $3.5 million associated with an upgrade of our platform introduced in the third quarter of 2012 and the development of additional features and functionality.

Financing Activities

During 2014, cash provided by financing activities of $95.8 million was primarily attributable to net proceeds from the IPO of $103.1 million, proceeds from the issuance of common stock associated with our employee equity plans of $11.6 million, and borrowings under our credit facility of $3.9 million.  Cash provided by financing activities was partially offset by principal payments on our credit facility of $20.7 million and payments for withholding taxes related to the net share settlement of RSUs of $2.1 million.

During 2013, cash provided by financing activities of $25.2 million was primarily attributable to proceeds from borrowings under our credit facility of $23.8 million and proceeds from exercise of stock options of $1.8 million, partially offset by principal payments on capital lease obligations of $0.3 million.

During 2012, cash provided by financing activities of $46.7 million was primarily attributable to net proceeds from issuance of our Series D redeemable convertible preferred stock of $44.9 million and proceeds from exercise of stock options of $2.1 million, partially offset by principal payments on capital lease obligations of $0.3 million.

Contractual Obligations and Other Commitments

Our principal commitments consist of obligations under our operating leases for office space, contractual commitments for services related to our colocation data centers and other support services, and credit facility. The following table summarizes our contractual obligations as of December 31, 2014 (in thousands):

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Contractual Obligations:
Debt Obligations	$6,952	$3,041	$3,911	$-	$-
Operating lease obligations	47,342	7,025	14,002	13,608	12,707
Purchase obligations	4,389	2,252	2,137	-	-
Total contractual obligations	$58,683	$12,318	$20,050	$13,608	$12,707

Off-Balance Sheet Arrangements

Through December 31, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We conduct transactions, particularly intercompany transactions, in foreign currencies, primarily the British Pound Sterling, Euro, Australian Dollar, Danish Krone, Singapore Dollar, Japanese Yen, Philippine peso, and Brazilian Real. Except for our Singapore subsidiary, our international subsidiaries maintain certain current asset and current liability balances that are denominated in currencies other than the functional currencies of these entities, which is the U.S. dollar. Our Singapore subsidiary’s functional currency is the Singapore Dollar. Changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue, operating expenses, and other expenses as expressed in the U.S dollar. While we have primarily transacted with customers in the U.S. dollar, we have also historically transacted in foreign currencies for subscriptions to our customer service platform and expect to significantly expand the number of transactions with customers that are denominated in foreign currencies in the near future.

Foreign currency gains and losses were not significant for the years ended December 31, 2014, 2013, and 2012. While we have not engaged in hedging of our foreign currency transactions to date, we are currently evaluating the costs and benefits of initiating such a program and may, in the future, hedge selected significant transactions denominated in currencies other than the U.S. dollar.

Interest Rate Sensitivity

We had cash, cash equivalents and marketable securities totaling $131.7 million at December 31, 2014, of which $72.8 million was invested in corporate bonds, money market funds, asset-backed securities, commercial paper and U.S. treasury securities. The cash and cash equivalents are held for working capital purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.

As of December 31, 2014, we do not believe that an increase or decrease in interest rates of ten percent (10%) would have a material effect on the value of our cash equivalents and portfolio of marketable securities. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity.

Critical Accounting Polices and Estimates

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles, or GAAP. In the preparation of these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss below.

Revenue Recognition

We generate substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on our customer service platform and, to a lesser extent, live chat software. Arrangements with customers do not provide the customer with the right to take possession of the software supporting our customer service platform or live chat software at any time, and are therefore accounted for as service contracts. Subscription service arrangements are generally non-cancelable and do not provide for refunds to customers in the event of cancellations or any other right of return. We record revenue net of sales or excise taxes.

We commence revenue recognition when all of the following conditions are met:

•	There is persuasive evidence of an arrangement;
•	The service has been or is being provided to the customer;
•	The collection of the fees is reasonably assured; and
•	The amount of fees to be paid by the customer is fixed or determinable.

Subscription revenue is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that our service is made available to the customer. Payments received in advance of services being rendered are recorded as deferred revenue and recognized on a straight-line basis over the requisite service period.

Certain customers have arrangements that provide for a maximum number of users over the contract term, with usage measured monthly.  Revenue for these arrangements is recognized ratably over the contract terms. Incremental fees are incurred when the maximum number of users is exceeded, and any incremental fees are recognized as revenue ratably over the remaining contractual term.

We derive an immaterial amount of revenue from implementation, voice, and training services, for which we recognize revenue upon completion.

Capitalized Internal-Use Software Costs

We capitalize certain development costs incurred in connection with software development for our platform and software used in operations. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Maintenance and training costs are expensed as incurred.

Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life and recorded in cost of revenue within the accompanying consolidated statements of operations. The weighted-average useful life of our capitalized internal-use software was 3.2 years as of December 31, 2014. We evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal-use software during the years ended December 31, 2014, 2013 and 2012.

Business Combination and Valuation of Goodwill and Purchased Intangible Assets

When we acquire a business, we allocate the purchase price to the net tangible and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable.

Goodwill is evaluated for impairment annually in the third quarter, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows.

Purchased intangible assets consist of identifiable intangible assets, primarily developed technology and customer relationships, resulting from our acquisition of Zopim. Purchased intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives following the pattern in which the economic benefits of the assets will be consumed, generally straight-line. The carrying amounts of our purchased intangible assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated.

Share-Based Compensation

Share-based compensation expense to employees is measured based on the fair value of the awards on the grant date and recognized in our consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). We estimate the fair value of stock options granted using the Black-Scholes option valuation model. We measure the fair value of restricted stock units, or RSUs, based on the fair value of the underlying shares on the date of grant. Compensation expense for awards with only service conditions is recognized over the vesting period of the applicable award using the straight-line method.
Prior to our IPO, we granted Performance Awards to our employees that vested upon the satisfaction of both a service condition, generally over four years, and a performance condition. The performance condition, defined as a qualifying liquidation event, was satisfied upon the effectiveness of the registration statement related to our IPO. No share-based compensation expense had been recognized for the Performance Awards prior to the IPO as such qualifying liquidation event was not deemed probable until that time. Upon the satisfaction of the performance condition, we recognized a cumulative share-based compensation expense for the portion of the Performance Awards that had met the service condition. For the year ended December 31, 2014, share-based compensation expense related to the Performance Awards was $12.7 million, using the accelerated attribution method. The remaining unrecognized share-based compensation expense related to the Performance Awards will be recorded over the remaining requisite service period using the accelerated attribution method, net of estimated forfeitures.

We estimate the fair value of stock options granted using the Black-Scholes option valuation model, which requires assumptions, including the fair value of our underlying common stock, expected term, expected volatility, risk-free interest rate and dividend yield of our common stock. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our share-based compensation expense could be materially different in the future.

These assumptions are estimated as follows:

•

Fair Value of Common Stock. Prior to our IPO in May 2014, our board of directors, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of our common stock as of the date of each option grant. These factors included, but were not limited to: (i) contemporaneous valuations performed by unrelated third-party specialists, (ii) rights, preferences, and privileges of our redeemable convertible preferred stock relative to those of our common stock, (iii) actual operating and financial performance, (iv) relevant precedent transactions involving our capital stock, (v) likelihood of achieving a liquidity event, such as an initial public offering or a sale of our company given prevailing market conditions and the nature and history of our business, (vi) market multiples of comparable companies in our industry, (vii) stage of development, (viii) industry information such as market size and growth, (ix) illiquidity of share-based awards involving securities in a private company, and (x) macroeconomic conditions.

Since our IPO, we have used the market closing price for our common stock as reported on the New York Stock Exchange.

•

Expected Term. We determine the expected term based on the average period the stock options are expected to remain outstanding generally calculated as the midpoint of the stock options vesting term and contractual expiration period, as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

•

Expected Volatility. We determine the price volatility factor based on the historical volatility of publicly traded industry peers. To determine our peer group of companies, we consider public companies in the technology industry and select those that are similar to us in size, stage of life cycle, and financial leverage. We do not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity is relatively low. We intend to continue to consistently apply this methodology using the same or similar public companies until sufficient historical information regarding the volatility of our own common stock price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•

Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes valuation model on the yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term of the stock options for each stock option group

•	Dividend Yield. We have not paid and do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero.

The following table summarizes the assumptions, other than fair value of our common stock, relating to our stock options granted in the year ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
	2014	2013	2012
Expected volatility	54% - 56%	50% - 63%	57% - 59%
Dividend rate	0%	0%	0%
Risk-free interest rate	1.75% - 2.02%	0.63% - 2.02%	0.68% - 1.47%
Expected term (in years)	6.02 - 6.50	4.47 - 6.27	5.28 - 6.27

In addition to the assumptions used in the Black-Scholes option valuation model, we must also estimate a forfeiture rate to calculate the share-based compensation expense for our awards. Our forfeiture rate is based on an analysis of our actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and other factors. Changes in the estimated forfeiture rate can have a significant impact on our share-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the share-based compensation expense recognized in our financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the share-based compensation expense recognized in our financial statements.

We will continue to use judgment in evaluating the expected volatility, expected term, and forfeiture rate utilized in our share-based compensation expense calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates of expected volatility, expected term, and forfeiture rates, which could materially impact our future share-based compensation expense.

Recently Issued and Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board or FASB issued Accounting Standards Update No. 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” or ASU 2013-11, which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss, or NOL, carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 supports the approach for companies to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This approach requires companies to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. We adopted this standard for the year ended December 31, 2014, and the adoption did not have a material effect on our financial position, results of operations, or cash flows.

On May 28, 2014, the FASB, issued ASU 2014-09 regarding ASC Topic 606 “Revenue from Contracts with Customers.” This ASU provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU will be effective for our fiscal year beginning January 1, 2017. Early adoption is not permitted. We are currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Item 8. Financial Statements and Supplementary Data.

ZENDESK, INC.

Report of Ernst & Young, LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Zendesk, Inc.

We have audited the accompanying consolidated balance sheets of Zendesk, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zendesk, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, CA

February 17, 2015

ZENDESK, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and shares)

	December 31,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$80,265	$53,725
Marketable securities	42,204	9,889
Accounts receivable, net of allowance for doubtful accounts of $264 and $282	11,523	7,237
Prepaid expenses and other current assets	5,013	3,008
Total current assets	139,005	73,859
Marketable securities, noncurrent	9,205	2,225
Property and equipment, net	41,895	15,431
Goodwill and intangible assets, net	14,152	—
Other assets	1,531	1,221
Total assets	$205,788	$92,736

Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,763	$3,685
Accrued liabilities	7,689	4,648
Accrued compensation and related benefits	11,738	4,618
Deferred revenue	50,908	28,473
Current portion of credit facility	3,041	365
Current portion of capital leases	10	364
Total current liabilities	78,149	42,153
Deferred revenue, noncurrent	823	575
Credit facility, noncurrent	3,911	23,395
Other liabilities	9,199	1,520
Total liabilities	92,082	67,643
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, par value $0.01, issuable in series: no shares and 24.0 million shares authorized; no shares and 23.6 million shares issued and outstanding as of December 31, 2014 and 2013, respectively	—	71,369
Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share: 10.0 million and no shares authorized as of December 31, 2014 and 2013, respectively; no shares issued and outstanding as of December 31, 2014 and 2013	—	—
Common stock, par value $0.01 per share: 400.0 million and 125.0 million shares authorized; 76.1 million and 23.7 million shares issued; 75.5 million and 23.2 million shares outstanding as of December 31, 2014 and 2013, respectively (including 0.6 million and 0.8 million shares subject to repurchase, legally issued and outstanding as of December 31, 2014 and 2013, respectively)	755	229
Additional paid-in capital	246,000	18,591
Accumulated other comprehensive income (loss)	(528)	10
Accumulated deficit	(131,869)	(64,454)
Treasury stock at cost; 0.5 million shares as of December 31, 2014 and 2013	(652)	(652)
Total stockholders’ equity (deficit)	113,706	(46,276)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$205,788	$92,736

See Notes to Consolidated Financial Statements.

ZENDESK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012

Revenue	$127,049	$72,045	$38,228
Cost of revenue (1)	46,047	24,531	13,253
Gross profit	81,002	47,514	24,975
Operating expenses (1):
Research and development	36,403	15,288	14,816
Sales and marketing	77,875	37,622	22,749
General and administrative	32,869	16,437	11,558
Total operating expenses	147,147	69,347	49,123
Operating loss	(66,145)	(21,833)	(24,148)
Other expense, net	(1,533)	(517)	(96)
Loss before provision for (benefit from) income taxes	(67,678)	(22,350)	(24,244)
Provision for (benefit from) income taxes	(263)	221	121
Net loss	(67,415)	(22,571)	(24,365)
Accretion of redeemable convertible preferred stock	(18)	(49)	(50)
Deemed dividend to investors in relation to the tender offer	—	—	(8,326)
Net loss attributable to common stockholders	$(67,433)	$(22,620)	$(32,741)

Net loss per share attributable to common stockholders, basic and diluted	$(1.26)	$(1.04)	$(1.67)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	53,571	21,674	19,629

__________

(1) Includes share-based compensation expense as follows:

	Year Ended December 31,
	2014	2013	2012
Cost of revenue	$2,464	$254	$129
Research and development	10,918	635	4,117
Sales and marketing	10,680	1,210	1,313
General and administrative	8,077	2,755	4,081

See Notes to Consolidated Financial Statements.

ZENDESK, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2014	2013	2012

Net loss	$(67,415)	$(22,571)	$(24,365)
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on available-for-sale investments	(71)	10	—
Changes in foreign currency translation adjustment	(467)	—	(40)
Comprehensive loss	$(67,953)	$(22,561)	$(24,405)

See Notes to Consolidated Financial Statements.

ZENDESK, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

			Stockholders’ Equity (Deficit)
								Accumulated
	Redeemable Convertible				Additional			Other		Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (loss)	Deficit	Equity (Deficit)
Balances as of December 31, 2011	15,016	$26,385	21,996	$187	$1,349	(535)	$(652)	$40	$(17,518)	$(16,594)
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $115	8,582	44,885	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	718	7	207	—	—	—	—	214
Issuance of common stock upon early exercise of stock options	—	—	529	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	18	705	—	—	—	—	723
Repurchase of common stock	—	—	(5)	—	—	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	182	—	—	—	—	182
Share-based compensation	—	—	—	—	9,725	—	—	—	—	9,725
Accretion of redeemable convertible preferred stock	—	50	—	—	(50)	—	—	—	—	(50)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	—	—	—	—	(24,365)	(24,365)
Balances as of December 31, 2012	23,598	71,320	23,238	212	12,118	(535)	(652)	—	(41,883)	(30,205)
Issuance of common stock upon exercise of stock options	—	—	765	8	673	—	—	—	—	681
Issuance of common stock upon early exercise of stock options	—	—	164	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	9	852	—	—	—	—	861
Repurchase of common stock	—	—	(457)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	4,997	—	—	—	—	4,997
Accretion of redeemable convertible preferred stock	—	49	—	—	(49)	—	—	—	—	(49)
Unrealized gain on investment	—	—	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	—	—	(22,571)	(22,571)
Balances as of December 31, 2013	23,598	71,369	23,710	229	18,591	(535)	(652)	10	(64,454)	(46,276)
Issuance of common stock upon initial public offering, net of offering costs	—	—	12,778	128	102,962	—	—	—	—	103,090
Accretion of redeemable convertible preferred stock	—	18	—	—	(18)	—	—	—	—	(18)
Conversion of preferred stock to common stock upon initial public offering	(23,598)	(71,387)	34,323	343	71,044	—	—	—	—	71,387
Issuance of common stock for acquisition of Zopim Technologies Ptd Ltd.	—	—	902	9	10,883	—	—	—	—	10,892
Issuance of common stock upon exercise of stock options	—	—	3,207	32	4,938	—	—	—	—	4,970
Issuance of common stock for settlement of restricted stock units (RSUs)	—	—	517	5	(5)	—	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(147)	(1)	(2,117)	—	—	—	—	(2,118)
Issuance of common stock upon early exercise of stock options	—	—	309	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	5	1,507	—	—	—	—	1,512
Issuance of common stock in connection with employee stock purchase plans	—	—	428	4	3,267	—	—	—	—	3,271
Issuance of common stock upon exercise of warrants	—	—	111	1	(1)	—	—	—	—	—
Repurchase of common stock	—	—	(4)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	34,615	—	—	—	—	34,615
Tax benefit from share-based award activity	—	—	—	—	334	—	—	—	—	334
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	—	(538)	—	(538)
Net loss	—	—	—	—	—	—	—	—	(67,415)	(67,415)
Balances as of December 31, 2014	—	$—	76,134	$755	$246,000	(535)	$(652)	$(528)	$(131,869)	$113,706

See Notes to Consolidated Financial Statements.

ZENDESK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(67,415)	$(22,571)	$(24,365)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,456	5,222	2,506
Share-based compensation	32,139	4,854	9,640
Excess tax benefit from share-based award activity	(334)	—	—
Other	337	179	123
Changes in operating assets and liabilities:
Accounts receivable	(3,846)	(3,594)	(1,404)
Prepaid expenses and other current assets	(1,444)	(482)	(1,571)
Other assets and liabilities	1,742	303	(383)
Accounts payable	947	2,409	704
Accrued liabilities	351	1,724	401
Accrued compensation and related benefits	5,767	2,043	1,583
Deferred revenue	22,390	13,918	7,670
Net cash provided by (used in) operating activities	2,090	4,005	(5,096)
Cash flows from investing activities
Purchases of property and equipment	(21,665)	(7,116)	(3,582)
Internal-use software costs	(8,013)	(4,661)	(3,505)
Purchases of marketable securities	(54,330)	(12,409)	—
Proceeds from maturities of marketable securities	10,450	—	—
Proceeds from sale of marketable securities	4,004	—	—
Decrease (increase) to restricted cash	153	—	(32)
Cash paid for the acquisition of Zopim, net of cash acquired	(1,896)	—	—
Net cash used in investing activities	(71,297)	(24,186)	(7,119)
Cash flows from financing activities
Proceeds from initial public offering, net of issuance costs	103,090	—	—
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs	—	—	44,885
Proceeds from exercise of employee stock options	7,229	1,793	2,125
Taxes paid related to net share settlement of equity awards	(2,117)	—	—
Proceeds from issuance of common stock from employee equity plans	4,404	—	—
Excess tax benefit from share-based award activity	334	—	—
Proceeds from issuance of debt	3,940	23,760	—
Principal payments on debt	(20,748)	—	—
Principal payments on capital lease obligations	(364)	(337)	(305)
Net cash provided by financing activities	95,768	25,216	46,705
Effect of exchange rate changes on cash and cash equivalents	(21)	2	(40)
Net increase in cash and cash equivalents	26,540	5,037	34,450
Cash and cash equivalents at the beginning of period	53,725	48,688	14,238
Cash and cash equivalents at the end of period	$80,265	$53,725	$48,688

Supplemental cash flow data:
Cash paid for interest and income taxes	$1,056	$171	$71

Non-cash investing and financing activities:
Deemed dividends on common stock	$—	$—	$8,326
Issuance of common stock for the acquisition of Zopim	$10,892	$—	$—
Vesting of early exercised stock options	$1,512	$860	$62
Purchases of property and equipment in accrued expenses	$374	$251	$—
Property and equipment acquired through tenant improvement allowances	$3,932	$—	$—
Issuance of warrant in connection with credit facility	$—	$—	$182
Property and equipment acquired under capital leases	$—	$—	$123
Share-based compensation capitalized in internal-use software costs	$2,476	$143	$85

See Notes to Consolidated Financial Statements.

ZENDESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

Zendesk was founded in Denmark in 2007 and reincorporated in Delaware in April 2009.

Our mission is to help organizations and their customers build better relationships. We are a software development company that provides a software-as-a-service, or SaaS, customer service platform. Our platform helps organizations engage with people in new ways that foster long-term customer loyalty and satisfaction. We empower organizations to better answer customers’ questions, and to solve their problems through the channels that people use every day when seeking help, such as email, chat, voice, social media and websites. Our customer service platform also helps people find answers on their own through knowledge bases and communities, capitalizing on the increasing customer preference for self-service. Our customer engagement capabilities allow organizations to proactively serve their customers, reaching out to those who may need help and soliciting feedback about their experience. The openness of our customer service platform makes it easy for organizations to integrate with their other applications. Our customer service platform consolidates the data from customer interactions and provides organizations with powerful analytics and performance benchmarking.

References to Zendesk or “we” in these notes refer to Zendesk, Inc. and its subsidiaries on a consolidated basis.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The consolidated financial statements include the accounts of Zendesk, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Initial Public Offering

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

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation.  These reclassifications had no effect on the reported results of operations.

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

Significant items subject to such estimates and assumptions include the fair value of our common stock and share-based awards, fair value of purchased intangible assets, goodwill, unrecognized tax benefits, useful lives of purchased intangible assets and property and equipment, and the capitalization and estimated useful life of our capitalized internal-use software.

These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.

Segment Information

Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single operating segment.

Revenue Recognition

We generate substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on our customer service platform and, to a lesser extent, live chat software. Arrangements with customers do not provide the customer with the right to take possession of the software supporting our customer service platform or live chat software at any time, and are therefore accounted for as service contracts. Subscription service arrangements are generally non-cancelable and do not provide for refunds to customers in the event of cancellations or any other right of return. We record revenue net of sales or excise taxes.

We commence revenue recognition when all of the following conditions are met:

•	There is persuasive evidence of an arrangement;
•	The service has been or is being provided to the customer;
•	The collection of the fees is reasonably assured; and
•	The amount of fees to be paid by the customer is fixed or determinable.

Subscription revenue is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that our service is made available to the customer. Payments received in advance of services being rendered are recorded as deferred revenue and recognized on a straight-line basis over the requisite service period.

Certain customers have arrangements that provide for a maximum number of users over the contract term, with usage measured monthly.  Revenue for these arrangements is recognized ratably over the contract terms. Incremental fees are incurred when the maximum number of users is exceeded, and any incremental fees are recognized as revenue ratably over the remaining contractual term.

We derive an immaterial amount of revenue from implementation, voice, and training services, for which we recognize revenue upon completion.

Deferred Revenue

Deferred revenue consists primarily of customer billings in advance of revenue being recognized. We invoice customers for subscriptions to our customer service platform or live chat software in monthly, quarterly, or annual installments. Deferred revenue that is anticipated to be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent deferred revenue. Deferred revenue associated with implementation, voice, and training services was immaterial as of December 31, 2014 and 2013.

Cost of Revenue

Cost of revenue consists primarily of personnel costs (including salaries, benefits, and share-based compensation) for employees associated with our platform infrastructure and our product support organizations, data center costs related to hosting our platform, depreciation and other expenses associated with our self-managed colocation data centers, amortization expense associated with capitalized internal-use software, payment processing fees, amortization expense associated with purchased intangible assets, and allocated shared costs.

Cash, Cash Equivalents, and Restricted Cash

We consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at fair value and consist primarily of bank deposits and money market funds.

There was no restricted cash as of December 31, 2014 as compared to $0.2 million as of December 31, 2013.  As of December 31, 2014, the certificate of deposit pledged as collateral on credit cards had been refunded.

Marketable Securities

Marketable securities consist of corporate bonds and auto and credit card asset backed securities. We classify marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive loss. We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other expense, net in the consolidated statements of operations.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts. The allowance is based upon historical loss patterns, the age of each past due invoice, and an evaluation of the potential risk of loss associated with delinquent accounts. Accounts receivable deemed uncollectable are charged against the allowance for doubtful accounts when identified.

The allowance for doubtful accounts consists of the following activity (in thousands):

	Year Ended December 31,
	2014	2013
Allowance for doubtful accounts, beginning balance	$282	$173
Additions	843	301
Write-offs	(861)	(192)
Allowance for doubtful accounts, ending balance	$264	$282

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of assets. Maintenance and repair costs are charged to expense as incurred. The estimated useful lives of our property and equipment are as follows:

Furniture and fixtures	5 years
Hosting equipment	3 years
Computer equipment and software	3 years
Leasehold improvements	Shorter of the lease term or estimated useful life

Depreciation expense of assets acquired through capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

Fair Value Measurements

We measure certain financial assets at fair value using a fair value hierarchy. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs that are supported by little or no market activity.

Our marketable securities are classified in either Level 1 or Level 2 and we have no financial assets or liabilities measured using Level 3 inputs. The fair value of our Level 1 financial assets is based on quoted market prices of the identical underlying security. The fair value of our Level 2 financial assets is based on inputs that are directly or indirectly observable in the market, including readily available pricing sources for identical underlying securities that may not be actively traded.

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

Capitalized Internal-Use Software Costs

We capitalize certain development costs incurred in connection with software development for our platform and software used in operations. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Maintenance and training costs are expensed as incurred.

Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life and recorded in cost of revenue within the accompanying consolidated statements of operations. The weighted-average useful life of our capitalized internal-use software was 3.2 years as of December 31, 2014.

Business Combination

When we acquire businesses, we allocate the purchase price to the net tangible and identifiable intangible assets. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable.

Goodwill, Purchased Intangible Assets, and Impairment Assessment of Long-Lived Assets

Goodwill. Goodwill represents the excess purchase consideration of an acquired business over the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment annually in the third quarter, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. No impairment charges were recorded during the year ended December 31, 2014. No goodwill was recorded prior to December 31, 2013.

Purchased Intangible Assets. Purchased intangible assets consist of identifiable intangible assets, primarily developed technology and customer relationships, resulting from our acquisition. Intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated economic lives following the pattern in which the economic benefits of the assets will be consumed, generally straight-line.

Impairment of Long-Lived Assets. The carrying amounts of our long-lived assets, including property and equipment, capitalized internal-use software, and purchased intangible assets, are reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future undiscounted net cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. No impairment of any long-lived assets was identified for the years ended December 31, 2014 and 2013.

Share Based Compensation

Share-based compensation expense to employees is measured based on the fair value of the awards on the grant date and recognized in our consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). We estimate the fair value of stock options granted using the Black-Scholes option valuation model. We measure the fair value of restricted stock units, or RSUs, based on the fair value of the underlying shares on the date of grant. Compensation expense for awards with only service conditions is recognized over the vesting period of the applicable award using the straight-line method.

All RSUs and certain options granted to employees prior to the IPO vest upon the satisfaction of both a service condition and a performance condition. These RSUs and stock options with both a service condition and performance condition are collectively referred to as “Performance Awards” in the following discussion. The service condition for substantially all of these awards is satisfied over four years. The performance condition was satisfied upon the occurrence of a qualifying liquidity event which occurred upon the effectiveness of the registration statement related to our IPO. No share-based compensation expense was recognized for the Performance Awards prior to the IPO as the performance condition had not been deemed probable to have been met. Upon the satisfaction of the performance condition, we recognized a cumulative share-based compensation expense for the portion of the Performance Awards that had met the service condition. For the year ended December 31, 2014, share-based compensation expense related to the Performance Awards recognized was $12.7 million, using the accelerated attribution method. The remaining unrecognized share-based compensation expense related to the Performance Awards will be recorded over the remaining requisite service period using the accelerated attribution method, net of estimated forfeitures.

As of December 31 2014, we had a total of $74.5 million in future period share-based compensation expense related to all equity awards, net of estimated forfeitures, to be recognized over a weighted average period of 3.5 years.

Advertising Expense

Advertising is expensed as incurred. For the years ended December 31, 2014, 2013, and 2012, advertising expense was $12.7 million, $6.5 million, and $3.5 million, respectively.

Income Taxes

We record income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

We recognize tax benefits from uncertain tax positions if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Although we believe that we have adequately reserved for our uncertain tax positions, we can provide no assurance that the final tax outcome of these matters will not be materially different. We make adjustments to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and results of operations.

We have elected to record interest accrued and penalties related to unrecognized tax benefits in the financial statements as a component of provision for income taxes.

Foreign Currency

The functional currency of our foreign subsidiaries, with the exception of our Singapore subsidiary, is the U.S. dollar. Accordingly, monetary balance sheet accounts are remeasured using exchange rates in effect at the balance sheet dates and non-monetary items are remeasured at historical exchange rates. Expenses are generally remeasured at the average exchange rates for the period. Foreign currency remeasurement and transaction gains and losses are included in other expense, net on the statements of operations and were not material for the periods presented. The functional currency of our Singapore subsidiary is the Singapore dollar. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet dates. Revenue and expenses are translated at the average exchange rates for the period. Amounts classified in stockholders’ equity (deficit) are translated at historical exchange rates.

Concentrations of Risk

Financial instruments potentially exposing us to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities and accounts receivable. We place our cash and cash equivalents with high-credit-quality financial institutions.  However, we maintain balances in excess of the FDIC insurance limits. We do not require our customers to provide collateral to support accounts receivable and maintain an allowance for doubtful accounts receivable balances.

At December 31, 2014 and 2013, there were no customers that represented more than 10% of the accounts receivable balance. There were no customers that individually exceeded 10% of our revenue in any of the periods presented.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Statements Board, or FASB, issued Accounting Standards Update No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the statement of operations or as a separate disclosure in the notes. The guidance became effective for reporting periods beginning after December 15, 2012 and is applied prospectively. We adopted this standard for the year ended December 31, 2013, and the adoption did not have any impact on our financial position, results of operations, or cash flows, as the amounts reclassified out of accumulated other comprehensive loss are not significant.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” or ASU 2013-11, which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss, or NOL, carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 supports the approach for companies to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This approach requires companies to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. We adopted this standard for the year ended December 31, 2014, and the adoption did not have a material effect on our financial position, results of operations, or cash flows.

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

Note 3. Acquisition of Zopim Technologies

On March 21, 2014, we completed the acquisition of Zopim Technologies Pte Ltd., or Zopim, a software development company that provides a SaaS live chat service.  During the three months ended December 31, 2014, we finalized our purchase accounting after adjustments were made to the preliminary purchase price allocation. The total adjusted acquisition date fair value of consideration transferred was $15.8 million ($4.9 million of cash and $10.9 million of our common stock), which included $1.1 million of cash and $2.4 million of common stock consideration held back between 12 and 18 months as partial security for standard indemnification obligations. The total adjusted purchase price was allocated to assets acquired and liabilities assumed as set forth below (in thousands).  The excess of the purchase price over the net assets acquired was recorded as goodwill.  Goodwill generated from the acquisition is attributable to expected synergies from future growth and potential future monetization opportunities, and is not deductible for tax purpose.

Net tangible liabilities assumed	$(385)
Intangible assets	6,560
Goodwill	9,594
Total purchase price	$15,769

In connection with the acquisition, we also established a retention plan pursuant to which we issued RSUs for 0.9 million shares of our common stock, which vest in three annual installments from the date of acquisition. In addition, we agreed to pay cash in an aggregate amount of $3.0 million in two annual installments from the date of acquisition to Zopim employees in connection with their continued employment, which is recorded as compensation expense over the associated service periods of such employees.

Pro forma revenue and results of operations have not been presented because the historical results of Zopim were not material to our consolidated financial statements in any period presented.

Note 4. Fair Value Measurements

The following tables present information about our financial assets measured at fair value on a recurring basis as of December 31, 2014 and 2013 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurement at
	December 31, 2014
	Level 1	Level 2	Total
Description
Corporate bonds	$—	40,345	$40,345
Money market funds	21,382	—	21,382
Asset-backed securities	—	5,080	5,080
Commercial paper	—	3,993	3,993
U.S. treasury securities	—	1,991	1,991
Total	$21,382	$51,409	$72,791
Included in cash and cash equivalents			$21,382
Included in marketable securities			$51,409

	Fair Value Measurement at
	December 31, 2013
	Level 1	Level 2	Total
Description
Corporate bonds	$—	$12,114	$12,114
Money market funds	10,836	—	10,836
Total	$10,836	$12,114	$22,950
Included in cash and cash equivalents			$10,836
Included in marketable securities			$12,114

There were no transfers between fair value measurement levels during the years ended December 31, 2014 or 2013.

Gross unrealized gains or losses for cash equivalent and marketable securities as of December 31, 2014 and 2013 were not material. As of December 31, 2014 and 2013, there were no securities that were in an unrealized loss position for more than twelve months.

The following table classifies our marketable securities by contractual maturities as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Due in one year	$42,204	$9,889
Due in one to five years	9,205	2,225
Total	$51,409	$12,114

Note 5. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31, 2014	December 31, 2013
Capitalized internal-use software	$18,541	$11,104
Furniture and fixtures	4,524	1,383
Hosting equipment	14,085	7,931
Computer equipment and software	4,310	1,680
Leasehold improvements	15,144	1,717
Construction in progress	3,546	341
Total	60,150	24,156
Less accumulated depreciation and amortization	(18,255)	(8,725)
Property and equipment, net	$41,895	$15,431

Depreciation expense was $6.1 million, $2.9 million, and $1.1 million for the years ended December 31, 2014, 2013, and 2012, respectively. We capitalized $10.5 million, $4.8 million, and $3.6 million in costs associated with internal-use software during the years ended December 31, 2014, 2013, and 2012, respectively. Included in the capitalized internal-use software costs are $2.5 million, $0.1 million, and $0.1 million in share-based compensation costs for the years ended December 31, 2014, 2013, and 2012, respectively. Amortization expense of capitalized internal-use software totaled $3.8 million, $2.3 million, and $1.4 million during the years ended December 31, 2014, 2013, and 2012, respectively. The carrying value of capitalized internal-use software at December 31, 2014 and 2013 was $13.6 million and $6.8 million, respectively, including $3.5 million and $0.3 million in construction in progress, respectively.

Note 6. Goodwill and Purchased Intangibles Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2014 are as follows (in thousands):

Balance as of December 31, 2013	$—
Goodwill acquired	9,373
Goodwill adjustments	221
Foreign currency translation adjustments	(354)
Balance as of December 31, 2014	$9,240

Purchased intangible assets related to the Zopim acquisition subject to amortization as of December 31, 2014 consist of the following (in thousands). No purchased intangible assets were recorded as of December 31, 2013.

	Cost	Accumulated Amortization	Foreign Currency Translation Adjustments	Net	Remaining Useful Life
					(In years)
Developed technology	$5,200	$(1,118)	$(191)	$3,891	2.7
Customer relationships	1,300	(244)	(48)	1,008	3.2
Trade name	60	(45)	(2)	13	0.2
	$6,560	$(1,407)	$(241)	$4,912

Amortization expense of purchased intangible assets related to the Zopim acquisition for the year ended December 31, 2014 was $1.4 million. No amortization expense was recorded for the year ended December 31, 2013.

Estimated future amortization expense as of December 31, 2014 is as follows (in thousands):

2015	$1,757
2016	1,744
2017	1,342
2018	69
$4,912

Note 7. Credit Facility

We have a credit facility with Silicon Valley Bank consisting of a $20.0 million revolving line of credit and a $10.0 million equipment line of credit. As of December 31, 2013, outstanding balance under the revolving line of credit was $20.0 million.  In June 2014 we repaid all outstanding principal and accrued interest under the revolving line of credit and as of December 31, 2014 there was no balance outstanding. As of December 31, 2014 and 2013, outstanding balance under the equipment line of credit was $7.0 million and $3.8 million, respectively.

Prior to our IPO, borrowings on the revolving line of credit bore interest at the Prime Rate plus 2.0% per annum. Upon the consummation of the IPO, the interest rate was reduced to the Prime Rate. Borrowings on the revolving line of credit are subject to a borrowing base limit determined monthly based on our recurring revenue metrics from previous months and the ratio of certain current assets to current liabilities as of the previous month end. To the extent we borrow funds on the revolving line of credit, we are entitled to make interest-only payments until January 1, 2016, when the outstanding balance is due in full.

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

The credit facility is collateralized by substantially all of our assets, excluding our intellectual property. Our domestic subsidiary is a guarantor of the credit facility and we have pledged up to 65% of the equity in our international subsidiaries as collateral. The credit facility also imposes various covenants on us, including the delivery of financial and other information, the maintenance of our primary operating and securities accounts with the lender, the maintenance of minimum revenue targets and an agreed ratio of certain current assets to current liabilities, as well as limitations on dispositions, changes in business or management, certain mergers or consolidations, dividends and other corporate activities. As of December 31, 2014 and 2013, we were in compliance with all of the covenants contained in the credit facility.

Contractual future principal repayments in relation to the credit facility are as follows for the year ending December 31 (in thousands):

2015	$3,041
2016	3,118
2017	793
$6,952

In June 2012, in connection with the credit facility, we issued a non-refundable, fully earned warrant to Silicon Valley Bank to purchase 125,000 shares of common stock at $1.92 per share with an expiration date of June 2019. The fair value of the warrant on issuance is being accreted to interest expense using the effective interest rate method over the life of the credit facility. This warrant was exercised in the three months ended June 30, 2014.

Note 8. Commitments and Contingencies

Leases

We lease office space under noncancelable operating leases with various expiration dates. Certain of the office space lease agreements contain rent holidays or rent escalation provisions. Rent holiday and rent escalation provisions are considered in determining the straight-line expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. In 2013, we renewed the lease of our office in San Francisco through October 2019, with an option to renew for an additional 7 years and 8 months. We also entered into a lease for additional office space in San Francisco with an 8-year term, renewable for an additional period of 5 years. For the years ended December 31, 2014, 2013, and 2012, rent expense was $6.8 million, $2.3 million, and $1.6 million, respectively.

We lease computer equipment from various parties under capital lease agreements that expire through March 2015. The total outstanding balance financed under capital leases was immaterial at December 31, 2014 and $0.4 million at December 31, 2013. Accumulated depreciation on the leased assets was $1.0 million and $0.7 million at December 31, 2014 and 2013, respectively. Depreciation of assets recorded under capital leases is included in depreciation expense.

As of December 31, 2014, the future minimum lease payments by year under noncancelable leases are as follows for the year ending December 31 (in thousands):

2015	$7,025
2016	7,067
2017	6,935
2018	6,936
2019	6,672
Thereafter	12,707
Total minimum lease payments	$47,342

Letters of Credit

As of December 31, 2014 and 2013, we had a total of $3.7 million and $3.8 million, respectively, in letters of credit outstanding primarily related to our leased office space in San Francisco. The letters of credit are collateralized by substantially all of our assets, excluding our intellectual property. These letters of credit renew annually and mature at various dates through October 31, 2022.

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

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, intellectual property infringement claims made by third parties, and other liabilities relating to or arising from our customer service platform, live chat software, or our acts or omissions. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments. In addition, we have indemnification agreements with our directors and executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations may vary. To date, we have not incurred any material costs, and we have not accrued any liabilities in the accompanying consolidated financial statements, as a result of these obligations.

We have entered into service-level agreements with certain customers warranting defined levels of uptime reliability and performance and permitting those customers to receive credits for future services in the event that we fail to meet those levels. To date, we have not experienced any significant failures to meet the defined levels of reliability and performance warranted by those agreements and, as a result, we have not accrued any liabilities related to these agreements in the accompanying consolidated financial statements.

Note 9. Common Stock and Stockholders’ Equity (Deficit)

Convertible Preferred Stock

Upon the completion of the IPO, all outstanding convertible preferred stock was converted into 34.3 million shares of common stock.

Reverse Stock Split

In April 2014, our board of directors and stockholders approved a one-for-two reverse stock split of our common stock. All share and per share information throughout the consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

Common Stock Authorized

At December 31, 2013, there were 80.0 million and 30.0 million shares authorized for Series A and Series B common stock, respectively, and there were 9.9 million and 13.3 million shares outstanding of Series A and Series B common stock, respectively, of which 0.8 million shares of Series B common stock were unvested resulting from employees exercising stock options prior to vesting. Upon the completion of our IPO, each share of Series B common stock was converted into Series A common stock on a one-for-one basis, and the Series A common stock was redesignated as common stock. In addition, we increased the amount of common stock authorized for issuance to 400.0 million common shares with a par value of $0.01 per share.

Employee Equity Plans

Employee Stock Purchase Plan

Our board of directors adopted the Employee Stock Purchase Plan, or ESPP, in February 2014, which became effective in May 2014 upon the effectiveness of the registration statement related to our IPO. The ESPP initially reserved and authorized the issuance of up to 3.6 million shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the plan automatically increases each January, beginning on January 1, 2015, by the lesser of 1.5 million shares, 1% of the number of shares issued and outstanding on the immediately preceding December 31, or such lesser number of shares as determined by our compensation committee.

Under the ESPP, eligible employees are granted options to purchase shares of our common stock through payroll deductions. The ESPP provides for eighteen-month offering periods, which include three six-month purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of an offering period or the fair market value of our common stock at the end of the purchase period. We commenced our first purchase period under the ESPP on May 15, 2014. For the year ended December 31, 2014, 0.4 million shares of common stock were purchased under the ESPP at $7.65 per share, resulting in cash proceeds of $3.3 million.  As of December 31, 2014, 3.2 million shares of common stock were available for issuance under the ESPP.

Stock Option and Grant Plan

Our board of directors adopted the 2009 Stock Option and Grant Plan, or the 2009 Plan, in July 2009. The 2009 Plan was terminated in connection with our IPO, and accordingly, no shares are available for issuance under this plan. The 2009 Plan continues to govern outstanding awards granted thereunder.

Our board of directors adopted the 2014 Stock Option and Incentive Plan, or the 2014 Plan, in February 2014, which became effective in May 2014 upon the effectiveness of the registration statement related to our IPO. The 2014 Plan serves as the successor to our 2009 Plan. The 2014 Plan initially reserved and authorized the issuance of 7.5 million shares of our common stock. Additionally, shares not issued or subject to outstanding grants under the 2009 Plan rolled into the 2014 Plan, resulting in a total of 8.3 million available shares under the 2014 Plan as of the effective date. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each January 1, beginning on January 1, 2015, by 5% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by our compensation committee.

A summary of our stock option and RSU activity for the year ended December 31, 2014 is as follows (in thousands, except per share information):

		Options Outstanding				RSUs Outstanding
				Weighted
				Average			Weighted
	Shares		Weighted	Remaining	Aggregate		Average
	Available	Number of	Average	Contractual	Intrinsic	Outstanding	Grant Date
	for Grant	Shares	Exercise Price	Term	Value	RSUs	Fair Value
				(In years)
Outstanding — January 1, 2014	1,854	10,134	$2.82	8.15	$50,185	811	$6.76
Increase in authorized shares	13,750
Stock options granted	(6,308)	6,308	11.40
RSUs granted	(3,030)					3,030	14.44
Stock options exercised		(3,516)	2.03
RSUs vested						(370)	9.56
Unvested shares repurchased	4
Stock options forfeited or canceled	883	(883)	4.96
RSUs forfeited or cancelled	407					(407)	9.31
Outstanding — December 31, 2014	7,560	12,043	$7.39	8.29	$204,467	3,064	$13.69
Options vested and expected to vest as of December 31, 2014		10,742	$7.07	8.21	$185,866
Options vested and exercisable as of December 31, 2014		4,293	$3.87	7.34	$88,025

The total intrinsic value of stock options exercised during the year ended December 31, 2014, 2013, 2012 was $66.2 million, $4.6 million, and $1.8 million, respectively.  Aggregate intrinsic value for options exercised represents the difference between the exercise price and the market value on the date of exercise.  The weighted-average grant date fair value of stock options granted during the years ended December 31, 2014, 2013, and 2012 was $7.22, $1.62, and $0.56, respectively.

Aggregate intrinsic value for options outstanding represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Zendesk’s closing stock price as reported on the New York Stock Exchange as of December 31, 2014 was $24.37.

Share-Based Compensation Expense

All share-based awards to employees and members of our board of directors are measured based on the grant date fair value of the awards and recognized in the consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). We record share-based compensation expense for service-based equity awards using the straight-line attribution method. We record share-based compensation expense for performance-based equity awards using the accelerated attribution method.

We estimate the fair value of stock options granted using the Black-Scholes option valuation model, which requires assumptions, including the fair value of our underlying common stock, expected term, expected volatility, risk-free interest rate and dividend yield of our common stock. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our share-based compensation expense could be materially different in the future.

These assumptions are estimated as follows:

•

Fair Value of Common Stock. Prior to our IPO in May 2014, our board of directors, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of our common stock as of the date of each option grant. These factors included, but were not limited to: (i) contemporaneous valuations performed by unrelated third-party specialists, (ii) rights, preferences, and privileges of our redeemable convertible preferred stock relative to those of our common stock, (iii) actual operating and financial performance, (iv) relevant precedent transactions involving our capital stock, (v) likelihood of achieving a liquidity event, such as an initial public offering or a sale of our company given prevailing market conditions and the nature and history of our business, (vi) market multiples of comparable companies in our industry, (vii) stage of development, (viii) industry information such as market size and growth, (ix) illiquidity of share-based awards involving securities in a private company, and (x) macroeconomic conditions.

Since our IPO, we have used the market closing price for our common stock as reported on the New York Stock Exchange.

•

Expected Term. We determine the expected term based on the average period the stock options are expected to remain outstanding generally calculated as the midpoint of the stock options vesting term and contractual expiration period, as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

•

Expected Volatility. We determine the price volatility factor based on the historical volatility of publicly traded industry peers. To determine our peer group of companies, we consider public companies in the technology industry and select those that are similar to us in size, stage of life cycle, and financial leverage. We do not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity is relatively low. We intend to continue to consistently apply this methodology using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•

Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes valuation model on the yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term of the stock options for each stock option group

•	Dividend Yield. We have not paid and do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero.

The assumptions used to estimate the fair value of stock options granted to employees are as follows:

	Year Ended December 31,
	2014	2013	2012
Expected volatility	54% - 56%	50% - 63%	57% - 59%
Dividend rate	0%	0%	0%
Risk-free interest rate	1.75% - 2.02%	0.63% - 2.02%	0.68% - 1.47%
Expected term (in years)	6.02 - 6.50	4.47 - 6.27	5.28 - 6.27

The assumptions used to estimate the fair value of ESPP awards are as follows:

Year Ended December 31, 2014
Expected volatility	45% - 49%
Dividend rate	0%
Risk-free interest rate	0.05% - 0.35%
Expected term (in years)	0.50 - 1.5

In addition to the assumptions used in the Black-Scholes option valuation model, we must also estimate a forfeiture rate to calculate the share-based compensation expense for our awards. Our forfeiture rate is based on an analysis of our actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and other factors. Changes in the estimated forfeiture rate can have a significant impact on our share-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the share-based compensation expense recognized in our financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the share-based compensation expense recognized in our financial statements.

We will continue to use judgment in evaluating the expected volatility, expected term, and forfeiture rate utilized in our share-based compensation expense calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates of expected volatility, expected term, and forfeiture rates, which could materially impact our future share-based compensation expense.

In the years ended December 31, 2014 and 2013 we recorded $4.3 million and $1.7 million share-based compensation expense related to the accelerated vesting of certain stock options resulting from employee terminations, respectively. No such expense was recorded in the year ended December 31, 2012.

In September 2012, in connection with our sale of the Series D redeemable convertible preferred stock, the purchasers of the Series D redeemable convertible preferred stock conducted a tender offer to acquire approximately 8.0 million shares of common stock from employees, former employees, and other existing investors.  In connection with the tender offer, we waived any rights of first refusal or other transfer restrictions applicable to such shares.  The shares were repurchased from the stockholders at a purchase price of $9.62 per share. As a result of this transaction, we recorded a total of $8.6 million in share-based compensation expense in the year ended December 31, 2012 for the difference between the price paid for shares held by our employees and former employee stockholders and the estimated fair market value on the date of the transaction. Of the total share-based compensation expense, we recorded $20,000, $3.9 million, $1.0 million, and $3.7 million in cost of revenue, research and development, sales and marketing, and general and administrative expenses, respectively.

In connection with the tender offer, we recorded $8.3 million in deemed dividends, within additional paid-in capital, for the difference between the price paid for shares held by stockholders that were not employees or former employees and the estimated fair market value on the date of the transaction.

Early Exercise of Stock Options and Purchase of Unvested Stock Awards

Common stock purchased pursuant to an early exercise of stock options or unvested stock awards is not deemed to be outstanding for financial reporting purposes until those shares vest. Therefore, cash received in exchange for unvested shares is recorded as a liability and is transferred into common stock and additional paid-in capital as the shares vest. Upon termination of service, we may, at our discretion, repurchase unvested shares acquired through early exercise of stock options or purchase of unvested stock awards at a price equal to the price per share paid upon the exercise of such options or the purchase of such unvested stock awards. As of December 31, 2014 and 2013 there were 0.6 million and 0.8 million shares outstanding as a result of early exercise of stock options and purchase of unvested stock awards by our employees and directors that were classified as accrued liabilities for an aggregated amount of $2.1 million and $1.4 million, respectively.

Treasury Stock

We repurchased 0.5 million shares of common stock in the year ended December 31, 2011 and recorded the repurchased shares as treasury shares in the stockholders’ equity (deficit) section of the balance sheet at cost.

Note 10. Net Loss Per Share

We compute net loss per share of common stock in conformity with the two-class method required for participating securities. We consider all series of the redeemable convertible preferred stock to be participating securities as the holders of the preferred stock are entitled to receive a non-cumulative dividend on a pari passu basis in the event that a dividend is paid on common stock. We also consider shares of common stock issued upon the early exercise of stock awards subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of all series of the redeemable convertible preferred stock and the holders of shares of common stock acquired upon early exercise of stock options do not have a contractual obligation to share in our losses. As such, our net losses for the years ended December 31, 2014, 2013 and 2012 were not allocated to these participating securities. Upon the closing of the IPO in May 2014, all shares of our then-outstanding redeemable convertible preferred stock automatically converted into our common stock.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including common stock issuable upon conversion of the redeemable convertible preferred stock, outstanding share-based awards, and outstanding warrant, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common stock outstanding would have been anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Year Ended December 31,
	2014	2013		2012
		Class A	Class B	Class A	Class B
Net loss	$(67,415)	$(10,290)	$(12,281)	$(12,104)	$(12,261)
Less: Accretion of redeemable convertible preferred stock	(18)	(22)	(27)	(25)	(25)
Less: Deemed dividend to investors in relation to the tender offer	—	—	—	(4,136)	(4,190)
Net loss attributable to common stockholders	$(67,433)	$(10,312)	$(12,308)	$(16,265)	$(16,476)
Basic shares:
Weighted-average common shares outstanding	54,383	9,881	12,964	9,881	12,153
Less: Weighted-average common shares subject to repurchase	(812)	—	(1,171)	(130)	(2,275)
Weighted-average common shares used to compute basic net loss per share	53,571	9,881	11,793	9,751	9,878
Diluted shares:
Weighted-average common shares used to compute diluted net loss per share	53,571	9,881	11,793	9,751	9,878
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.26)	$(1.04)	$(1.04)	$(1.67)	$(1.67)

The anti-dilutive securities excluded from the shares used to calculate the diluted net loss per common stock are as follows (in thousands):

	As of December 31,
	2014	2013	2012
Redeemable convertible preferred stock	—	34,323	34,323
Shares subject to outstanding common stock options	12,043	10,134	7,781
Shares subject to common stock warrants	—	125	125
Restricted stock units	3,064	811	—
	15,107	45,393	42,229

Note 11. Income Taxes

The components of loss before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
U.S.	$(66,755)	$(23,117)	$(24,739)
Foreign	(923)	767	495
Total	$(67,678)	$(22,350)	$(24,244)

The income tax provision is composed of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current tax provision:
Federal	$2	$—	$—
State	1	37	2
Foreign	567	189	126
	570	226	128

Deferred tax provision:
Federal	—	—	—
State	—	—	—
Foreign	(833)	(5)	(7)
Total provision for (benefit from) income taxes	$(263)	$221	$121

Significant components of deferred tax assets are as follows (in thousands):

	As of December 31,
	2014	2013
Deferred tax assets:
Tax credit carryforward	$197	$15
Net operating loss carryforward	33,878	19,278
Share-based compensation	5,311	771
Accrued liabilities and reserves	3,710	1,316
Other	600	677
Total deferred tax assets	43,696	22,057
Less: valuation allowance	(39,496)	(19,837)
Deferred tax assets, net of valuation allowance	4,200	2,220
Deferred tax liabilities:
Depreciation and amortization	(4,597)	(2,207)
Net deferred tax assets (liabilities)	$(397)	$13

The following is a reconciliation of the statutory federal income tax rate and the effective tax rates:

	Year Ended December 31,
	2014	2013	2012
Tax at federal statutory rate	34.0%	34.0%	34.0%
State tax provision, net of federal benefit	—	(0.2)	—
Share-based compensation	(5.5)	(4.4)	(11.1)
Valuation allowance	(27.9)	(30.4)	(23.3)
Other	(0.2)	—	(0.1)
Effective tax rate	0.4%	(1.0%)	(0.5%)

We have not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2014 because we intend to permanently reinvest such earnings outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of December 31, 2014, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $2.4 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

As of December 31, 2014, we had net operating loss carryforwards of approximately $133.0 million for federal income taxes and $47.5 million for state income taxes. If not utilized, these carryforwards will begin to expire in 2029 for federal purposes and 2031 for state purposes.

We account for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes, net operating loss carryforwards, and other tax credits measured by applying currently enacted tax laws.

As of December 31, 2014, we had research and development credit carryforwards of approximately, $2.5 million and $2.7 million for federal and state income taxes, respectively. If not utilized, the federal carryforwards will begin to expire in 2029. The state tax credit can be carried forward indefinitely.

A share option exercise may result in a tax deduction prior to the actual recognition of the related excess tax benefit because we have a net operating loss carryforward. Our net operating losses include $40.9 million of excess stock option benefits that will be creditable to additional paid in capital when realized.

Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event that we had a change of ownership, utilization of the net operating loss and tax credit carryforwards may be restricted.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

Balance at December 31, 2012	$1,939
Additions for tax positions related to the prior year	—
Additions for tax positions related to the current year	1,978
Lapse of statutes of limitations	—
Balance at December 31, 2013	3,917
Additions for tax positions related to the prior year	(32)
Additions for tax positions related to the current year	2,070
Lapse of statutes of limitations	—
Balance at December 31, 2014	$5,955

As of December 31, 2014, we had $0.3 million of interest and penalties related to the uncertain tax positions.  We have elected to record interest and penalties in the financial statements as a component of income taxes.  Included in the balance of unrecognized tax benefits at December 31, 2014 and 2013 are potential benefits of $0.9 million and $0.5 million, respectively, which if recognized, would affect the effective tax rate.

We are currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate over the next 12 months.

Our 2009-2013 tax years remain subject to examination by the taxing authorities for U.S. federal, state, and foreign tax purposes.

Note 12. Geographic Information

Revenue

The following table presents our revenue by geographic areas as determined based on the billing address of our customers (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$72,217	$42,415	$22,445
EMEA	35,856	19,125	10,257
Other	18,976	10,505	5,526
Total	$127,049	$72,045	$38,228

Long-Lived Assets

The following table presents our long-lived assets by geographic areas (in thousands):

	As of	As of
	December 31, 2014	December 31, 2013
United States	$22,817	$6,466
EMEA	4,373	2,054
Other	1,096	135
Total	$28,286	$8,655

The carrying value of capitalized internal-use software is excluded from the balance of long-lived assets presented in the table above.

Note 13. Retirement Plans

We have a 401(k) retirement and savings plan made available to all United States employees. The 401(k) plan allows each participant to contribute up to an amount not to exceed an annual statutory maximum. We may, at our discretion, make matching contributions to the 401(k) plan. We are responsible for the administrative costs of the 401(k) plan. We have not made any contributions to the 401(k) plan since inception.

Note 14. Subsequent Events

In January 2015, we changed the time-off policy for U.S. employees. Under the new policy, salaried employees no longer accrue paid time off and a one-time payment of $2.4 million was made in January 2015 to U.S. salaried employees for the amount accrued as of such date.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in our Proxy Statement for the 2015 Annual Meeting of Stockholders, or the 2015 Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014 and is incorporated herein by reference.

We have a code of business ethics and conduct that applies to all of our employees, including our Principal Executive Officer, Principal Financial Officer and our Board of Directors. A copy of this code, "Code of Business Conduct and Ethics", is available on our website at http://investor.zendesk.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our investor relations website under the heading "Corporate Governance" at http://investor.zendesk.com.

Item 11. Executive Compensation.

The information required by this item will be included in the 2015 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in the 2015 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in the 2015 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in the 2015 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:
(1)	Financial statements.

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements in Item 8.

(2)	Financial Statement Schedules.

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

(3)	Exhibits

The documents listed in the Exhibit Index of this report are incorporated by reference or are filed with this report, in each case as indicated therein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zendesk, Inc.

Date: February 17, 2015	By:	/s/ Alan Black
Alan Black
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Mikkel Svane and Alan Black, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and  resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mikkel Svane Mikkel Svane	Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)	2/17/15

/s/ Alan Black Alan Black	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	2/17/15

/s/ Peter Fenton Peter Fenton	Director	2/17/15

/s/ Caryn Marooney Caryn Marooney	Director	2/17/15

/s/ Elizabeth Nelson Elizabeth Nelson	Director	2/17/15

/s/ Dana Stalder Dana Stalder	Director	2/17/15

/s/ Michelle Wilson Michelle Wilson	Director	2/17/15

/s/ Devdutt Yellurkar Devdutt Yellurkar	Director	2/17/15

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

2.1	Share Purchase and Sale Agreement by and among the Registrant, the sellers listed therein, the option holders listed therein, Zopim Technologies Pte Ltd., and the representative of the sellers and option holders listed therein, dated as of March 14, 2014.	S-1	333-195176	2.1	April 10, 2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36456	3.1	August 7, 2014

3.2	Amended and Restated By-laws of the Registrant.	10-Q	001-36456	3.2	April 10, 2014

4.1	Form of Common Stock Certificate of the Registrant.	S-1	333-195176	4.1	May 5, 2014

4.2	Third Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated as of September 5, 2012.	S-1	333-195176	4.2	April 10, 2014

10.1#	2009 Stock Option and Grant Plan, as amended, and related form agreements	S-1	333-195176	10.2	April 10, 2014

10.2#	2014 Stock Option and Incentive Plan, and related form agreements.	S-1	333-195176	10.3	May 5, 2014

10.3#	2014 Employee Stock Purchase Plan.	10-Q	001-36456	10.2	November 6, 2014

10.4#	Offer Letter between the Registrant and Alan Black, dated as of October 28, 2011.	S-1	333-195176	10.5	April 10, 2014

10.5#	Offer Letter between the Registrant and Marcus Bragg, dated as of July 25, 2013.	S-1	333-195176	10.6	April 10, 2014

10.6#	Offer Letter between the Registrant and Adrian McDermott, dated as of June 16, 2010.	S-1	333-195176	10.7	April 10, 2014

10.7	Office Lease between the Registrant and 989 Market Street, LLC, dated as of April 29, 2011.	S-1	333-195176	10.8	April 10, 2014

10.8	First Amendment to Lease between the Registrant and 989 Market Street, LLC, dated as of June 28, 2011.	S-1	333-195176	10.9	April 10, 2014

10.9	Second Amendment to Lease between the Registrant and 989 Market Street, LLC, dated as of August 11, 2011.	S-1	333-195176	10.10	April 10, 2014

10.10	Third Amendment to Lease between the Registrant and HMC Mid-Market Ventures LLC, dated as of September 11, 2013.	S-1	333-195176	10.11	April 10, 2014

10.11	Sublease between the Registrant and Zoosk, Inc., dated as of August 1, 2012.	S-1	333-195176	10.12	April 10, 2014

10.12	Lease Agreement between the Registrant and 1019 Market St. Property, LLC, dated as of September 6, 2013.	10-Q	001-36456	10.1	November 6, 2014

10.13	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated as of June 12, 2012.	S-1	333-195176	10.14	April 10, 2014

10.14	First Amendment and Waiver to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated as of June 14, 2013.	S-1	333-195176	10.15	April 10, 2014

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.15	Second Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated as of December 30, 2013.	S-1	333-195176	10.16	April 10, 2014

10.16	Third Amendment to Loan Security Agreement by and between the Registrant and Silicon Valley Bank, dated as of February 7, 2014.	S-1	333-195176	10.17	April 10, 2014

10.17#	Non-Employee Director Compensation Policy.	S-1	333-195176	10.18	April 23, 2014

10.18#	Executive Cash Incentive Bonus Plan.	8-K	001-36456	10.1	February 11, 2015

21.1	List of Subsidiaries of the Registrant	S-1	333-195176	21.1	April 10, 2014

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan, contract, or agreement.
†

The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Zendesk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.