Form 10-K/A
period 2014-12-31
Zendesk, Inc.
filed 2015-03-09
CIK 1463172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $561.8 million. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of January 31, 2015 was 75,791,926.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2014. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“Original Filing”), filed with the U.S. Securities and Exchange Commission on February 17, 2015 (“Original Filing Date”). The purposes of this Amendment No. 1 are to (i) include our repurchases of our common stock for the quarter ended December 31, 2014 under the heading “Issuer Purchases of Equity Securities” in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, which were inadvertently omitted from the Original Filing, and (ii) update the Exhibit Table to include our Forms of Indemnification Agreement, which were inadvertently omitted from the Original Filing. The complete text of Item 5 is set forth herein, including those portions of the text that have not been amended from the Original Filing, and replaces Item 5 in the Original Filing in its entirety.

The required exhibits for this Form 10-K/A have also been included in Item 15 and the exhibits that were filed with the original Form 10-K have been incorporated by reference from that original report. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

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

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of unvested shares of our common stock made pursuant the 2009 Stock Option and Incentive Plan during the three months ended December 31, 2014. No shares of our common stock were repurchased during the period.

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2014	3,543	$2.47	—	—
November 1 - November 30, 2014	—	—	—	—
December 1 - December 31, 2014	886	1.92	—	—

Total	4,429	$2.36	—

(1)	Certain stock option awards under our 2009 Stock Option and Incentive Plan allow participants to exercise options prior to vesting, subject to a right of a repurchase by us. All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.

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

Zendesk, Inc.

Date: March 9, 2015	By:	/s/ Alan Black
Alan Black
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mikkel Svane Mikkel Svane	Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)	March 9, 2015

/s/ Alan Black Alan Black	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2015

* Peter Fenton	Director	March 9, 2015

* Caryn Marooney	Director	March 9, 2015

* Elizabeth Nelson	Director	March 9, 2015

* Dana Stalder	Director	March 9, 2015

* Michelle Wilson	Director	March 9, 2015

* Devdutt Yellurkar	Director	March 9, 2015

*By:	/s/ Alan Black
Alan Black
Attorney-in-Fact

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

2.1	Share Purchase and Sale Agreement by and among the Registrant, the sellers listed therein, the option holders listed therein, Zopim Technologies Pte Ltd., and the representative of the sellers and option holders listed therein, dated as of March 14, 2014.	S-1	333-195176	2.1	April 10, 2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36456	3.1	August 7, 2014

3.2	Amended and Restated By-laws of the Registrant.	10-Q	001-36456	3.2	April 10, 2014

4.1	Form of Common Stock Certificate of the Registrant.	S-1	333-195176	4.1	May 5, 2014

4.2	Third Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated as of September 5, 2012.	S-1	333-195176	4.2	April 10, 2014

10.1	Forms of Indemnification Agreement.	S-1	333-195176	10.1	April 10, 2014

10.2#	2009 Stock Option and Grant Plan, as amended, and related form agreements	S-1	333-195176	10.2	April 10, 2014

10.3#	2014 Stock Option and Incentive Plan, and related form agreements.	S-1	333-195176	10.3	May 5, 2014

10.4#	2014 Employee Stock Purchase Plan.	10-Q	001-36456	10.2	November 6, 2014

10.5#	Offer Letter between the Registrant and Alan Black, dated as of October 28, 2011.	S-1	333-195176	10.5	April 10, 2014

10.6#	Offer Letter between the Registrant and Marcus Bragg, dated as of July 25, 2013.	S-1	333-195176	10.6	April 10, 2014

10.7#	Offer Letter between the Registrant and Adrian McDermott, dated as of June 16, 2010.	S-1	333-195176	10.7	April 10, 2014

10.8	Office Lease between the Registrant and 989 Market Street, LLC, dated as of April 29, 2011.	S-1	333-195176	10.8	April 10, 2014

10.9	First Amendment to Lease between the Registrant and 989 Market Street, LLC, dated as of June 28, 2011.	S-1	333-195176	10.9	April 10, 2014

10.10	Second Amendment to Lease between the Registrant and 989 Market Street, LLC, dated as of August 11, 2011.	S-1	333-195176	10.10	April 10, 2014

10.11	Third Amendment to Lease between the Registrant and HMC Mid-Market Ventures LLC, dated as of September 11, 2013.	S-1	333-195176	10.11	April 10, 2014

10.12	Sublease between the Registrant and Zoosk, Inc., dated as of August 1, 2012.	S-1	333-195176	10.12	April 10, 2014

10.13	Lease Agreement between the Registrant and 1019 Market St. Property, LLC, dated as of September 6, 2013.	10-Q	001-36456	10.1	November 6, 2014

10.14	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated as of June 12, 2012.	S-1	333-195176	10.14	April 10, 2014

10.15	First Amendment and Waiver to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated as of June 14, 2013.	S-1	333-195176	10.15	April 10, 2014

10.16	Second Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated as of December 30, 2013.	S-1	333-195176	10.16	April 10, 2014

10.17	Third Amendment to Loan Security Agreement by and between the Registrant and Silicon Valley Bank, dated as of February 7, 2014.	S-1	333-195176	10.17	April 10, 2014

10.18#	Non-Employee Director Compensation Policy.	S-1	333-195176	10.18	April 23, 2014

10.19#	Executive Cash Incentive Bonus Plan.	8-K	001-36456	10.1	February 11, 2015

21.1	List of Subsidiaries of the Registrant	S-1	333-195176	21.1	April 10, 2014

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan, contract, or agreement.
*	Previously filed with our Annual Report on Form 10-K filed on February 17, 2015
†	Previously furnished with our Annual Report on Form 10-K filed on February 17, 2015.