Form 10-Q
period 2015-03-31
Zendesk, Inc.
filed 2015-05-07
CIK 1463172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, there were 86,093,863 shares of the registrant’s common stock outstanding.

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

●

our future financial performance, including our revenue, cost of revenue, gross profit, operating expenses, ability to generate positive cash flow, ability to improve our gross margin, and ability to achieve and maintain profitability;

●	the sufficiency of our cash and cash equivalents, and marketable securities to meet our liquidity needs;
●	our ability to attract and retain customers to use our customer service platform and live chat software, and to optimize the pricing for our customer service platform and live chat software;
●	the evolution of technology affecting our platform, services, and markets;
●	our ability to innovate and provide a superior customer experience;
●	our ability to successfully expand in our existing markets and into new markets;
●	the attraction and retention of qualified employees and key personnel;
●	our ability to effectively manage our growth and future expenses;
●	our ability to successfully offer our live chat software as a standalone service or further integrate it with our customer service platform;
●	our ability to maintain, protect, and enhance our intellectual property;
●	our ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations;
●	worldwide economic conditions and their impact on information technology spending;
●	our ability to securely maintain customer data; and
●	our ability to maintain and enhance our brand.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ZENDESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and shares)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$264,222	$80,265
Marketable securities	44,855	42,204
Accounts receivable, net of allowance for doubtful accounts of $475 and $264 as of March 31, 2015 and December 31, 2014, respectively	12,001	11,523
Prepaid expenses and other current assets	6,047	5,013
Total current assets	327,125	139,005
Marketable securities, noncurrent	7,501	9,205
Property and equipment, net	43,351	41,895
Goodwill and intangible assets, net	13,255	14,152
Other assets	1,911	1,531
Total assets	$393,143	$205,788

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,778	$4,763
Accrued liabilities	8,893	7,841
Accrued compensation and related benefits	11,370	11,738
Deferred revenue	54,891	50,756
Current portion of credit facility	3,060	3,041
Current portion of capital leases	—	10
Total current liabilities	81,992	78,149
Deferred revenue, noncurrent	629	823
Credit facility, noncurrent	3,139	3,911
Other liabilities	9,114	9,199
Total liabilities	94,874	92,082
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value $0.01 per share: 10.0 million shares authorized as of March 31, 2015 and December 31, 2014; no shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, par value $0.01 per share: 400.0 million shares authorized; 86.4 million and 76.1 million shares issued; 85.9 million and 75.6 million shares outstanding as of March 31, 2015 and December 31, 2014, respectively (including 0.5 million and 0.6 million shares subject to repurchase, legally issued and outstanding, as of March 31, 2015 and December 31, 2014, respectively)	859	755
Additional paid-in capital	450,027	246,000
Accumulated other comprehensive loss	(928)	(528)
Accumulated deficit	(151,037)	(131,869)
Treasury stock at cost (0.5 million shares as of March 31, 2015 and December 31, 2014)	(652)	(652)
Total stockholders’ equity	298,269	113,706
Total liabilities and stockholders’ equity	$393,143	$205,788

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenue	$42,234	$25,092
Cost of revenue (1)	14,290	8,995
Gross profit	27,944	16,097
Operating expenses (1):
Research and development	13,259	5,178
Sales and marketing	23,403	14,287
General and administrative	10,127	6,384
Total operating expenses	46,789	25,849
Operating loss	(18,845)	(9,752)
Other expense, net	(230)	(458)
Loss before provision for income taxes	(19,075)	(10,210)
Provision for income taxes	93	49
Net loss	(19,168)	(10,259)
Accretion of redeemable convertible preferred stock	—	(12)
Net loss attributable to common stockholders	$(19,168)	$(10,271)

Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.45)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	76,338	22,762

(1) Includes share-based compensation expense as follows:

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$891	$90
Research and development	4,064	310
Sales and marketing	2,432	490
General and administrative	2,842	934

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Net loss	$(19,168)	$(10,259)
Other comprehensive loss, net of tax:
Net change in unrealized gain on available-for-sale investments	40	(2)
Foreign currency translation loss	(440)	198
Comprehensive loss	$(19,568)	$(10,063)

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

 (Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(19,168)	$(10,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,223	1,808
Share-based compensation	10,229	1,824
Other	172	136
Changes in operating assets and liabilities:
Accounts receivable	(635)	(1,175)
Prepaid expenses and other current assets	(793)	(853)
Other assets and liabilities	(638)	751
Accounts payable	(1,012)	(777)
Accrued liabilities	1,323	1,224
Accrued compensation and related benefits	(2,837)	1,618
Deferred revenue	3,941	4,108
Net cash used in operating activities	(5,195)	(1,595)
Cash flows from investing activities
Purchases of property and equipment	(3,356)	(3,580)
Internal-use software development costs	(1,317)	(1,801)
Purchases of marketable securities	(14,801)	—
Proceeds from maturities of marketable securities	7,520	1,400
Proceeds from sale of marketable securities	6,141	—
Cash paid for the acquisition of Zopim, net of cash acquired	(548)	(1,784)
Net cash used in investing activities	(6,361)	(5,765)
Cash flows from financing activities
Proceeds from follow-on public offering, net of issuance costs	190,794	—
Proceeds from exercise of employee stock options	2,938	2,393
Taxes paid related to net share settlement of equity awards	(82)	—
Proceeds from issuance of common stock from employee stock purchase plan	2,468	—
Proceeds from issuance of debt	—	3,940
Principal payments on debt	(753)	(1,762)
Principal payments on capital lease obligations	(10)	(89)
Net cash provided by financing activities	195,355	4,482
Effect of exchange rate changes on cash and cash equivalents	158	8
Net increase (decrease) in cash and cash equivalents	183,957	(2,870)
Cash and cash equivalents at the beginning of period	80,265	53,725
Cash and cash equivalents at the end of period	$264,222	$50,855

Supplemental cash flow data:
Cash paid for interest and income taxes	$122	$467

Non-cash investing and financing activities:
Issuance of common stock for the acquisition of Zopim	$—	$10,982
Vesting of early exercised stock options	$311	$412
Purchases of property and equipment in accounts payable and accrued expenses	$14	$3,495
Property and equipment acquired through tenant improvement allowances	$174	$584
Share-based compensation capitalized in internal-use software development costs	$545	$49
Follow-on offering related costs not yet paid for	$605	$—

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

References to Zendesk, the “Company”, “our”, or “we” in these notes refer to Zendesk, Inc. and its subsidiaries on a consolidated basis.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015. There have been no changes to our significant accounting policies described in the Annual Report on Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes.

The consolidated balance sheet as of December 31, 2014 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, our comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2015.

Follow-On Public Offering

In March 2015, we completed a follow-on public offering, in which we issued 8.8 million shares of our common stock at a public offering price of $22.75 per share. We received net proceeds of $190.1 million after deducting underwriting discounts and commissions of $8.7 million and other offering expenses of $0.9 million.

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

Share-based compensation expense to employees is measured based on the fair value of the awards on the grant date and recognized in our consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). We estimate the fair value of stock options granted using the Black-Scholes option valuation model. We measure the fair value of restricted stock units, or RSUs, based on the fair value of the underlying shares on the date of grant. Compensation expense for awards with only service conditions is recognized over the vesting period of the applicable award using the straight-line method.  Compensation expense for awards with both service and performance conditions is recognized over the longer period required to achieve both conditions using the accelerated attribution method.

All RSUs and certain options granted to employees prior to the IPO vest upon the satisfaction of both a service condition and a performance condition. These RSUs and stock options with both a service condition and performance condition are collectively referred to as “Performance Awards” in the following discussion. The service condition for substantially all of these awards is satisfied over four years. The performance condition was satisfied upon the occurrence of a qualifying liquidity event which occurred upon the effectiveness of the registration statement related to our IPO. No share-based compensation expense was recognized for the Performance Awards prior to the IPO as the performance condition had not been deemed probable to have been met. Upon the satisfaction of the performance condition, we recognized a cumulative share-based compensation expense for the portion of the Performance Awards that had met the service condition. The remaining unrecognized share-based compensation expense related to the Performance Awards are being recorded over the remaining requisite service period using the accelerated attribution method, net of estimated forfeitures.

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

Significant items subject to such estimates and assumptions include the fair value of our common stock (through the date of our IPO) and share-based awards, fair value of acquired intangible assets, goodwill, unrecognized tax benefits, useful lives of intangible assets and property and equipment, and the capitalization and estimated useful life of our capitalized internal-use software.

These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.

Concentrations of Risk

At March 31, 2015, there were no customers that represented more than 10% of our accounts receivable balance.  At March 31, 2014, one customer represented 14% and a second customer represented 12% of our total accounts receivable balance.  There were no customers that individually exceeded 10% of our revenue during the three months ended March 31, 2015 or 2014.

Recently Issued and Adopted Accounting Pronouncements

On May 28, 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606 “Revenue from Contracts with Customers.” This ASU provides principles for recognizing revenue to which an entity expects to be entitled for the transfer of promised goods or services to customers. This ASU is expected to be effective no earlier than our fiscal year beginning January 1, 2017. Early adoption is not permitted.  We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Note 2. Acquisition

On March 21, 2014, we completed the acquisition of Zopim Technologies Pte Ltd., or Zopim, a software development company that provides a SaaS live chat service. As of December 31, 2014, we finalized our purchase accounting after adjustments were made to the preliminary purchase price allocation. The total adjusted acquisition date fair value of consideration transferred was $15.8 million ($4.9 million of cash and $10.9 million of our common stock), which included $1.1 million of cash and $2.4 million of common stock consideration that was held back between 12 and 18 months as partial security for standard indemnification obligations.  In the three months ended March 31, 2015, we released $0.5 million of cash and $1.2 million of common stock consideration that was held back, based on the fair value of our common stock on the date of the acquisition.  The total adjusted purchase price was allocated to assets acquired and liabilities assumed as set forth below (in thousands). The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill generated from the acquisition is attributable to expected synergies from future growth and potential future monetization opportunities, and is not deductible for tax purpose.

Net tangible liabilities assumed	$(385)
Intangible assets	6,560
Goodwill	9,594
Total purchase price	$15,769

In connection with the acquisition, we also established a retention plan pursuant to which we issued RSUs for 0.9 million shares of our common stock, which vest in three annual installments from the date of acquisition. In addition, we agreed to pay cash in an aggregate amount of $3.0 million in two annual installments from the date of acquisition to Zopim employees in connection with their continued employment, which is recorded as compensation expense over the associated service periods of such employees.  In the three months ended March 31, 2015, RSUs for 0.3 million shares of our common stock became vested pursuant to the terms of the retention plan, and we paid the first installment of the cash retention bonus in the amount of $1.5 million.

Pro forma revenue and results of operations have not been presented because the historical results of Zopim were not material to our consolidated financial statements in any period presented.

Note 3. Fair Value Measurements

The following tables present information about our financial assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurement at
	March 31, 2015
	Level 1	Level 2	Total
Description
Corporate securities	$—	$38,097	$38,097
Money market funds	20,491	—	20,491
Commercial paper	—	7,991	7,991
Asset-backed securities	—	5,069	5,069
U.S. treasury securities	—	1,199	1,199
Total	$20,491	$52,356	$72,847
Included in cash and cash equivalents			$20,491
Included in marketable securities			$52,356

	Fair Value Measurement at
	December 31, 2014
	Level 1	Level 2	Total
Description
Corporate securities	$—	$40,345	$40,345
Money market funds	21,382	—	21,382
Asset-backed securities	—	5,080	5,080
Commercial paper	—	3,993	3,993
U.S. treasury securities	—	1,991	1,991
Total	$21,382	$51,409	$72,791
Included in cash and cash equivalents			$21,382
Included in marketable securities			$51,409

Gross unrealized gains or losses for cash equivalents and available-for-sale marketable securities as of March 31, 2015 and December 31, 2014 were not material. As of March 31, 2015 and December 31, 2014, there were no securities that were in an unrealized loss position for more than 12 months.

The following table classifies our available-for-sale marketable securities by contractual maturities as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Due in one year	$44,855	$42,204
Due in one to five years	7,501	9,205
Total	$52,356	$51,409

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

There were no transfers between fair value measurement levels during the three months ended March 31, 2015.

Note 4. Property and Equipment

Property and equipment, net consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Capitalized internal-use software	$23,305	$18,541
Furniture and fixtures	4,619	4,524
Hosting equipment	16,642	14,085
Computer equipment and software	4,335	4,310
Leasehold improvements	15,439	15,144
Construction in progress	757	3,546
Total	65,097	60,150
Less: accumulated depreciation and amortization	(21,746)	(18,255)
Property and equipment, net	$43,351	$41,895

Depreciation expense was $2.3 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively.

We capitalized $1.9 million and $1.8 million in internal-use software during the three months ended March 31, 2015 and 2014, respectively. Included in the capitalized development costs are $0.5 million and $49,000 in share-based compensation costs for the three months ended March 31, 2015 and 2014, respectively. Amortization expense of capitalized internal-use software totaled $1.5 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively. The carrying value of capitalized internal-use software at March 31, 2015 and December 31, 2014 was $14.0 million and $13.6 million, respectively, including $0.6 million and $3.5 million in construction in progress, respectively.

Note 5. Goodwill and Purchased Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2015 are as follows (in thousands):

Balance as of December 31, 2014	$9,240
Foreign currency translation adjustments	(306)
Balance as of March 31, 2015	$8,934

Purchased intangible assets subject to amortization as of March 31, 2015 and December 31, 2014 consist of the following (in thousands).

	March 31, 2015
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Net	Remaining Useful Life
					(In years)
Developed technology	$5,200	$(1,526)	$(253)	$3,421	2.5
Customer relationships	1,300	(334)	(66)	900	3.0
Trade name	60	(60)	—	—	—
	$6,560	$(1,920)	$(319)	$4,321

	December 31, 2014
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Net	Remaining Useful Life
					(In years)
Developed technology	$5,200	$(1,118)	$(191)	$3,891	2.7
Customer relationships	1,300	(244)	(48)	1,008	3.2
Trade name	60	(45)	(2)	13	0.2
	$6,560	$(1,407)	$(241)	$4,912

Amortization expense of purchased intangible assets for the three months ended March 31, 2015 and 2014 was $0.4 million and $52,000, respectively.

Estimated future amortization expense as of March 31, 2015 is as follows (in thousands):

Remainder of 2015	$1,271
2016	1,686
2017	1,298
2018	66
$4,321

Note 6. Credit Facility

We have a credit facility with Silicon Valley Bank consisting of a $20.0 million revolving line of credit and a $10.0 million equipment line of credit.  In June 2014 we repaid all outstanding principal and accrued interest under the revolving line of credit and as of March 31, 2015 there was no balance outstanding.  As of March 31, 2015 and December 31, 2014, the outstanding balance under the equipment line of credit was $6.2 million and $7.0 million, respectively.

Prior to our IPO, borrowings on the revolving line of credit bore interest at the prime rate plus 2.0% per annum. Upon the consummation of our IPO, the interest rate was reduced to the prime rate. Borrowings on the revolving line of credit are subject to a borrowing base limit determined monthly based on our recurring revenue metrics from previous months and the ratio of certain current assets to current liabilities as of the previous month end. To the extent we borrow funds pursuant to the revolving line of credit, we are entitled to make interest-only payments until January 1, 2016, when the outstanding balance is due in full.

Borrowings on the equipment line of credit bear interest of 2.5% per annum. For each equipment advance, we made interest-only payments prior to September 2014, when the outstanding balance became payable in 30 equal monthly installments, with the last payment due on March 14, 2017. We are also required to make a final payment fee of $0.3 million on March 14, 2017.

The credit facility is collateralized by substantially all of our assets, excluding our intellectual property. Our domestic subsidiary is a guarantor of the credit facility and we have pledged up to 65% of the equity in our international subsidiaries as collateral. The credit facility also imposes various covenants on us, including the delivery of financial and other information, the maintenance of our primary operating and securities accounts with the lender, the maintenance of minimum revenue targets and an agreed ratio of certain current assets to current liabilities, as well as limitations on dispositions, changes in business or management, certain mergers or consolidations, dividends and other corporate activities. As of March 31, 2015 and December 31, 2014, we were in compliance with all of the covenants contained in the credit facility.

Contractual future principal repayments in relation to the credit facility are as follows for the year ending December 31 (in thousands):

Remainder of 2015	$2,288
2016	3,118
2017	793
$6,199

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

Note 7. Commitments and Contingencies

Leases

We lease office space under noncancelable operating leases with various expiration dates. Certain of the office space lease agreements contain rent holidays or rent escalation provisions. Rent holiday and rent escalation provisions are considered in determining the straight-line expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Rent expense was $1.6 million and $1.8 million for the three months ended March 31, 2015 and 2014, respectively.

We leased computer equipment from various parties under capital lease agreements that expired in March 2015.

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

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, intellectual property infringement claims made by third parties, and other liabilities relating to or arising from our customer service platform, live chat software, or our acts or omissions. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments. In addition, we have indemnification agreements with our directors and executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations may vary. To date, we have not incurred any material costs, and we have not accrued any liabilities in the accompanying condensed consolidated financial statements, as a result of these obligations.

We have entered into service-level agreements with certain customers warranting defined levels of uptime reliability and performance and permitting those customers to receive credits for future services in the event that we fail to meet those levels. To date, we have not accrued for any significant liabilities in the accompanying consolidated financial statements as a result of these service-level agreements.

Note 8. Common Stock and Stockholders’ Equity

Common Stock Authorized

Upon the completion of our IPO, we increased the amount of common stock authorized for issuance from 125 million to 400 million common shares with a par value of $0.01 per share.

Employee Equity Plans

Employee Stock Purchase Plan

Our board of directors adopted the Employee Stock Purchase Plan, or ESPP, in February 2014, which became effective in May 2014 upon the effectiveness of the registration statement related to our IPO. Under the ESPP, eligible employees are granted options to purchase shares of our common stock through payroll deductions. The ESPP provides for eighteen-month offering periods, which include three six-month purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of an offering period or the fair market value of our common stock at the end of the purchase period. We commenced our first purchase period under the ESPP on May 15, 2014. For the three months ended March 31, 2015, no shares of common stock were purchased under the ESPP. Pursuant to the terms of the ESPP, the number of shares reserved under the ESPP increased by 0.8 million shares on January 1, 2015.  As of March 31, 2015, 4.0 million shares of common stock were available for issuance under the ESPP.

Stock Option and Grant Plans

Our board of directors adopted the 2009 Stock Option and Grant Plan, or the 2009 Plan, in July 2009. The 2009 Plan was terminated in connection with our IPO, and accordingly, no shares are available for issuance under this plan. The 2009 Plan continues to govern outstanding awards granted thereunder.

Our 2014 Stock Option and Incentive Plan, or the 2014 Plan, serves as the successor to our 2009 Plan.  Pursuant to the terms of the 2014 Plan, the number of shares reserved for issuance under the 2014 Plan increased by 3.8 million shares on January 1, 2015.  As of March 31, 2015, we had 8.1 million shares of common stock available for future grants under the 2014 Plan.

The following table summarizes our stock option and RSU award activities for the three months ended March 31, 2015 (in thousands, except per share information):

		Options Outstanding				RSUs Outstanding
				Weighted
				Average			Weighted
	Shares		Weighted	Remaining	Aggregate		Average
	Available	Number of	Average	Contractual	Intrinsic	Outstanding	Grant Date
	for Grant	Shares	Exercise Price	Term	Value	RSUs	Fair Value
				(In years)
Outstanding — January 1, 2015	7,560	12,043	$7.39	8.29	$204,467	3,064	$13.69
Increase in authorized shares	3,779
Stock options granted	(1,494)	1,494	24.55
RSUs granted	(1,854)					1,854	24.77
Stock options exercised		(982)	2.99
RSUs vested						(519)	12.63
Unvested shares repurchased
Stock options forfeited or canceled	39	(39)	4.52
RSUs forfeited or cancelled	80					(80)	15.18
Outstanding —March 31, 2015	8,110	12,516	$9.80	8.35	$161,387	4,319	$18.55

Aggregate intrinsic value represents the difference between the Company's closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the New York Stock Exchange as of March 31, 2015 was $22.69.

As of March 31, 2015, we had a total of $129.8 million in future share-based compensation expense related to all equity awards, net of estimated forfeitures, to be recognized over a weighted average period of 3.4 years.

Early Exercise of Stock Options and Purchase of Unvested Stock Awards

Certain of our stock options permit early exercise. Common stock purchased pursuant to an early exercise of stock options or unvested stock awards is not deemed to be outstanding for financial reporting purposes until those shares vest. Therefore, cash received in exchange for unvested shares is recorded as a liability and is transferred into common stock and additional paid-in capital as the shares vest. Upon termination of service, we may, at our discretion, repurchase unvested shares acquired through early exercise of stock options or purchase of unvested stock awards at a price equal to the price per share paid upon the exercise of such options or the purchase of such unvested stock awards. As of March 31, 2015 and December 31, 2014, there were 0.5 million and 0.6 million shares, respectively, outstanding as a result of the early exercise of stock options and purchase of unvested stock awards by our employees and directors that were classified as accrued liabilities for an aggregated amount of $1.8 million and $2.1 million, respectively.

Note 9. Net Loss Per Share

We compute net loss per share of common stock in conformity with the two-class method required for participating securities. We considered all series of the redeemable convertible preferred stock to be participating securities as the holders of the preferred stock were entitled to receive a non-cumulative dividend on a pari passu basis in the event that a dividend is paid on common stock. We also consider shares of common stock issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of all series of the redeemable convertible preferred stock and the holders of shares of common stock acquired upon early exercise of stock options do not have a contractual obligation to share in our losses. As such, our net losses for the three months ended March 31, 2015 and 2014 were not allocated to these participating securities. Upon the closing of the IPO in May 2014, all shares of our then-outstanding redeemable convertible preferred stock automatically converted into our common stock.

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

The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Net loss	$(19,168)	$(10,259)
Less: Accretion of redeemable convertible preferred stock	—	(12)
Net loss attributable to common stockholders	$(19,168)	$(10,271)
Basic shares:
Weighted-average shares used to compute basic net loss per share	76,338	22,762
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	76,338	22,762
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.25)	$(0.45)

The anti-dilutive securities excluded from the shares used to calculate the diluted net loss per share are as follows (in thousands):

	March 31,
	2015	2014
Redeemable convertible preferred stock	—	34,323
Shares subject to outstanding common stock options	12,516	14,665
Shares subject to common stock warrants	—	125
Restricted stock units	4,319	2,657
	16,835	51,770

Note 10. Income Taxes

The effective tax rates for the three months ended March 31, 2015 and 2014 were less than 1%.  The effective tax rate differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for U.S. losses due to having a full valuation allowance against U.S. deferred tax assets.  There were no material changes to the unrecognized tax benefits in the three months ended March 31, 2015 and 2014.

Note 11. Geographic Information

Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.

Revenue

The following table presents our revenue by geographic areas, as determined based on the billing address of our customers (in thousands):

	Three Months Ended March 31,
	2015	2014
United States	$22,852	$14,885
EMEA	12,576	6,620
Other	6,806	3,587
Total	$42,234	$25,092

Long-Lived Assets

The following table presents our long-lived assets by geographic areas (in thousands):

	March 31, 2015	December 31, 2014
United States	$24,236	$22,817
EMEA	4,075	4,373
Other	1,053	1,095
Total	$29,364	$28,286

The carrying value of capitalized internal-use software and intangible assets is excluded from the balance of long-lived assets presented in the table above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 17, 2015. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

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

Our business model is designed to drive organic growth, leverage positive word-of-mouth, and remove friction from the evaluation and purchasing process. We offer a range of subscription account plans for our customer service platform and live chat software that vary in pricing based on functionality, the type and, for our customer service platform, the amount of product support we offer and service-level guarantees. The majority of our customers find us online and subscribe to our customer service platform and live chat software directly from our websites. During the three months ended March 31, 2015, 66 % of our qualified sales leads generated online and 59% of the total qualified sales leads for our customer service platform came from organic search, customer referrals, and other unpaid sources. We use tools provided by third-parties to measure the percentage of qualified sales leads generated online and of the total qualified leads for our customer service platform that came from organic search, customer referrals, and other unpaid sources. While we expect that a shift in these values is generally related to a change in the mix of qualified sales leads from paid and unpaid sources, there may be instances where changes in these values are a result of changes by the third-party providers to the tools used to measure these values or the underlying data used by such tools. As we continue to invest in field marketing efforts and adopt new marketing initiatives, we expect that the percentage of qualified sales leads generated from organic search, customer referrals and other unpaid sources may continue to decline.

Our largest source of qualified sales leads is free trials of our customer service platform commenced by prospects. For larger organizations, our sales team focuses on a land and expand strategy, which leverages this grassroots adoption and seeks to expand our footprint within organizations. We have begun to develop our field sales and marketing teams primarily responsible for lead discovery, qualification, and account management for larger organizations. Many of our existing customers to date have been small to medium sized organizations that make purchasing decisions with limited interaction with our sales or other personnel; as we continue to focus on and become more dependent on sales to larger organizations and increase our investment in paid sources of qualified leads, we expect the percentage of qualified leads that come from unpaid sources, such as organic search and customer referrals, to decrease and our sales cycles to lengthen and become less predictable.

For the three months ended March 31, 2015 and 2014, our revenue was $42.2 million and $25.1 million, respectively, representing a 68% growth rate from 2014 to 2015. For the three months ended March 31, 2015 and 2014 we derived $19.4 million, or 46% and $10.2 million, or 41%, respectively, of our revenue from customers located outside of the United States. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. For the three months ended March 31, 2015 and 2014, we generated net losses of $19.2 million and $10.3 million, respectively. We intend to invest aggressively to drive continued growth and market leadership.

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

We have focused on rapidly growing our business and plan to continue to invest for long-term growth. We expect to continue to make significant upfront investments in our self-managed colocation data center infrastructure and additional personnel to support our growth. The amount and timing of these upfront infrastructure investments will vary based on our estimates of projected growth and the scale of such deployments. We also expect to continue to make significant investments in our customer support organization including expanding our product support and professional services teams. While our move from a managed-service hosting model for our core platform to a self-managed colocation strategy is largely complete, improvements to our gross margin from such move have been partially offset by other hosting expenses, primarily related to the support of our platform infrastructure. Over time, we anticipate that we will gain economies of scale by utilizing added capacity within our self-managed colocation data centers and reducing the need for direct incremental personnel costs resulting from growth in our number of customers. As a result, we expect our gross margin to improve in the future, although our gross margin may fluctuate from period to period as our revenue fluctuates and as a result of the timing and amount of investments to expand our product support team, investments in additional personnel, equipment, and facilities to support our platform architecture, increased share-based compensation expenses, as well as the amortization of costs associated with capitalized internal-use software and purchased intangible assets.

We expect our operating expenses to continue to increase in absolute dollars in future periods. We have invested, and expect to continue to invest, in our software development efforts to introduce new products and broaden the functionality of our customer service platform and our live chat software. We plan to continue to expand our sales and marketing organizations, particularly in connection with our efforts to expand our enterprise customer base. We also expect to incur additional general and administrative costs in order to support the growth of our business and the infrastructure required to comply with our obligations as a public company.

Key Business Metrics

We review a number of operating metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

Number of Paid Customer Accounts. We believe that our ability to increase our number of paid accounts on our customer service platform and live chat software is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. We define the number of paid customer accounts as the sum of the number of accounts on our customer service platform, exclusive of our Starter plan, free trials or other free services, and the number of accounts using our live chat software, exclusive of free trials or other free services, each as of the end of the period and as identified by a unique account identifier. Use of our customer service platform and live chat software requires separate subscriptions and each of these accounts are treated as a separate paid customer account. Existing customers may also expand their utilization of our customer service platform or live chat software by adding new accounts and a single consolidated organization or customer may have multiple accounts across each of our customer service platform and live chat software to service separate subsidiaries, divisions, or work processes. Each of these accounts is also treated as a separate paid customer account. An increase in the number of paid customer accounts generally correlates to an increase in the number of authorized users, and we refer to each such user as an “agent”, licensed to use our platform, which directly affects our revenue and results of operations. We view growth in this metric as a measure of our success in converting new sales opportunities. We had approximately 57,000 paid customer accounts as of March 31, 2015, including approximately 29,500 paid customer accounts on our customer service platform and approximately 27,500 paid customer accounts using our live chat software. As the total number of paid customer accounts increases, we expect the rate of growth in the number of paid customer accounts to decline.

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

We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate monthly recurring revenue of the paid customer accounts on our customer service platform as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate monthly recurring revenue of the same customer base included in our measure of base revenue at the end of the annual period being measured. Our dollar-based net expansion rate is also adjusted to eliminate the effect of certain activities that we identify involving the transfer of agents between paid customer accounts, consolidation of customer accounts, or the split of a single paid customer account into multiple paid customer accounts. In addition, our dollar-based net expansion rate is adjusted to include paid customer accounts in the customer base used to determine retained revenue net of contraction and churn that share common corporate information with customers in the customer base that is used to determine our base revenue. Giving effect to this consolidation results in our dollar-based net expansion rate being calculated across approximately 27,100 customers, as compared to the approximately 29,500 total paid customer accounts as of March 31, 2015. While not material, we believe the failure to account for these activities would otherwise skew our dollar-based net expansion metrics associated with customers that maintain multiple paid customer accounts on our customer service platform.

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

Our dollar-based net expansion rate was 120% as of March 31, 2015. We expect our dollar-based net expansion rate to decline over time as our aggregate monthly recurring revenue grows.

Components of Results of Operations

Revenue

We derive substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on our customer service platform and, to a lesser extent, live chat software. Each subscription may have multiple authorized agents, ranging from one to thousands for various customer accounts. Our pricing is generally established on a per agent basis. We offer a range of subscription account plans that vary in pricing based on functionality and, for our customer service platform, the type and amount of product support, and service-level commitments. Certain arrangements provide for incremental fees above a fixed maximum number of monthly agents during the subscription term. We sell subscription services under contractual agreements that vary in length, ranging between one month and multiple years, with the majority of subscriptions having a term of either one month or one year.

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

Cost of Revenue, Gross Margin, and Operating Expenses

Cost of Revenue. Cost of revenue consists primarily of personnel costs (including salaries, share-based compensation, and benefits) for employees associated with our platform infrastructure and our product support organizations, depreciation and other expenses associated with our self-managed colocation data centers, data center costs related to hosting our platform, amortization expense associated with capitalized internal-use software, payment processing fees, third party license fees, amortization expense associated with purchased intangible assets, and allocated shared costs. We allocate shared costs such as facilities, shared information technology and security costs to all departments based on headcount. As such, allocated shared costs are reflected in cost of revenue and each operating expense category.

Currently, we primarily utilize third-party managed hosting facilities located in North America, Europe, and Asia and self-managed colocation data centers in which we manage our own network equipment and systems. We currently operate out of three such self-managed colocation data centers located in California, Virginia, and Ireland. In order to improve our long-term cost efficiency, we intend to expand our operations in these and establish other self-managed colocation data centers over time. Our live chat software was originally hosted in a managed hosting facility in Florida and in January 2015, we migrated all accounts to our self-managed colocation facility in Ireland. In addition, we utilize third-party managed hosting facilities located in North America, Europe, and Asia to support our platform infrastructure and for certain research and development purposes.  In certain markets and for certain products, we may elect not to pursue our self-managed colocation strategy, depending on individual market dynamics.

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

We focus our research and development efforts on the continued development of our customer service platform and live chat software, including the development and deployment of new features and functionality and enhancements to our software architecture. We expect that, in the future, research and development expenses will increase in absolute dollars, but will fluctuate as a percentage of our revenue depending on fluctuations in revenue and the timing, extent and nature of our research and development expenses. In particular, these expenses are sensitive to the impact of share-based compensation which may cause these expenses to fluctuate from period to period.

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

Other Expense, Net

Other expense, net consists primarily of foreign currency losses and interest expense associated with our credit facility, offset by interest income from marketable securities.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. See Note 10 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended March 31,
	2015	2014

Revenue	$42,234	$25,092
Cost of revenue (1)	14,290	8,995
Gross profit	27,944	16,097
Operating expenses (1):
Research and development	13,259	5,178
Sales and marketing	23,403	14,287
General and administrative	10,127	6,384
Total operating expenses	46,789	25,849
Operating loss	(18,845)	(9,752)
Other expense, net	(230)	(458)
Loss before provision for income taxes	(19,075)	(10,210)
Provision for income taxes	93	49
Net loss	$(19,168)	$(10,259)

______________

(1) Includes share-based compensation expense as follows:

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$891	$90
Research and development	4,064	310
Sales and marketing	2,432	490
General and administrative	2,842	934

	Three Months Ended March 31,
	2015	2014

Revenue	100.0%	100.0%
Cost of revenue (2)	33.8	35.8
Gross profit	66.2	64.2
Operating expenses (2):
Research and development	31.4	20.6
Sales and marketing	55.4	56.9
General and administrative	24.0	25.4
Total operating expenses	110.8	103.0
Operating loss	(44.6)	(38.9)
Other expense, net	(0.5)	(1.8)
Loss before provision for income taxes	(45.2)	(40.7)
Provision for income taxes	0.2	0.2
Net loss	(45.4)%	(40.9)%

______________

(2) Includes share-based compensation expense as follows:

	Three Months Ended March 31,
	2015	2014
Cost of revenue	2.1%	0.4%
Research and development	9.6	1.2
Sales and marketing	5.8	2.0
General and administrative	6.7	3.7

Revenue

	Three Months Ended March 31,
	2015	2014	% Change
	(In thousands, except percentages)
Revenue	$42,234	$25,092	68%

Revenue increased $17.1 million, or 68%, in the three months ended March 31, 2015 compared to the same period in 2014. Of the total increase in revenue, $10.1 million, or 59%, was attributable to revenue from new customer accounts acquired from April 1, 2014 through March 31, 2015, net of churn and contraction, and $7.0 million, or 41%, was attributable to revenue from accounts existing on or before March 31, 2014, net of churn and contraction.

Historically we had determined the acquisition date of a customer account based on the date when the account was established.  Starting in the quarter ended March 31, 2015 we adjusted the acquisition date of customer accounts to eliminate the effect of certain activities that we identify involving the transfer of agents from an existing customer account to a new customer account, or the split of an existing customer account into multiple customer accounts.  In addition, revenue from customer accounts that share common corporate information is treated as being generated from a single customer account.  The acquisition date of customer accounts that share common corporate information is determined using the establishment date of the earliest customer account.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2015	2014	% Change
	(In thousands, except percentages)
Cost or Revenue	$14,290	$8,995	59%
Gross Margin	66.2%	64.2%

Cost of revenue increased $5.3 million, or 59%, in the three months ended March 31, 2015 compared to the same period in 2014. The overall increases were primarily due to increased employee compensation-related costs of $2.0 million associated with our increase in headcount, increased amortization expense of $0.7 million associated with capitalized internal-use software as we continue to develop additional features and functionalities of our platform, and increased depreciation expense and other costs associated with our self-managed colocation data centers of $0.6 million driven by our investments in building out and increasing capacity within our self-managed colocation data centers.  Further contributing to the increase was an increase of $0.5 million in allocated shared costs.

Our gross margin increased 2.0% for the three months ended March 31, 2015 compared to the same period in 2014. The increase in gross margin was primarily driven by economies of scale in our operations during the period reflected by our ability to maintain growth in costs of revenue at a level lower than our revenue growth.

Operating Expenses

Research and Development Expenses

	Three Months Ended March 31,
	2015	2014	% Change
	(In thousands, except percentages)
Research and Development	$13,259	$5,178	156%

Research and development expenses increased $8.1 million, or 156%, in the three months ended March 31, 2015 compared to the same period in 2014. The increases were primarily due to an increase of $7.3 million in employee compensation-related costs, driven by an increase in our headcount year over year, and an increase of $0.7 million in allocated shared costs.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2015	2014	% Change
	(In thousands, except percentages)
Sales and Marketing	$23,403	$14,287	64%

Sales and marketing expenses increased $9.1 million, or 64%, in the three months ended March 31, 2015 compared to the same period in 2014. The overall increases were primarily due to increased employee compensation-related costs and travel expenses of $4.9 million and $0.6 million, respectively, driven by an increase in our sales force, increased marketing program costs of $2.3 million due to increases in online lead generation marketing programs to drive the adoption of our platform, and increased allocated shared costs of $0.7 million.

General and Administrative Expenses

	Three Months Ended March 31,
	2015	2014	% Change
	(In thousands, except percentages)
General and Administrative	$10,127	$6,384	59%

General and administrative expenses increased $3.7 million, or 59%, in the three months ended March 31, 2015 compared to the same period in 2014. The overall increases were primarily due to increased employee compensation-related costs of $2.8 million due to an increase in headcount year over year and increased allocated shared costs of $0.4 million.

Credit Facility

We have a credit facility with Silicon Valley Bank consisting of a $20.0 million revolving line of credit and a $10.0 million equipment line of credit. In June 2014 we repaid all outstanding principal and accrued interest under the revolving line of credit and as of March 31, 2015 there was no balance outstanding.  As of March 31, 2015 and December 31, 2014, the outstanding balance under the equipment line of credit was $6.2 million and $7.0 million, respectively.

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

Borrowings on the equipment line of credit bear interest of 2.5% per annum. For each equipment advance, we made interest-only payments prior to September 2014, when the outstanding balance became payable in 30 equal monthly installments, with the last payment due on March 14, 2017. We are also required to make a final payment fee of $0.3 million on March 14, 2017.

The credit facility is collateralized by substantially all of our assets, excluding our intellectual property. Our domestic subsidiary is a guarantor of the credit facility and we have pledged up to 65% of the equity in our international subsidiaries as collateral. The credit facility also imposes various covenants on us, including the delivery of financial and other information, the maintenance of our primary operating and securities accounts with the lender, the maintenance of minimum revenue targets and an agreed ratio of certain current assets to current liabilities, as well as limitations on dispositions, changes in business or management, certain mergers or consolidations, dividends and other corporate activities. As of March 31, 2015 and December 31, 2014, we were in compliance with all of the covenants contained in the credit facility.

Liquidity and Capital Resources

As of March 31, 2015, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $316.6 million, which were held for working capital purposes, as well as the available balance of our credit facility. Our cash equivalents and marketable securities are comprised of corporate bonds, money market funds, commercial paper, asset-backed securities, and U.S. treasury securities.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash used in operating activities	$(5,195)	$(1,595)
Cash used in investing activities	(6,361)	(5,765)
Cash provided by financing activities	195,355	4,482

To date, we have financed our operations primarily through sales of equity securities. From our inception through March 31, 2015, we have received cash proceeds of $365.4 million from the sale of equity securities, net of issuance costs paid. We have also financed our operations through customer payments for subscription to our customer service platform and live chat software, and borrowings under our credit facility. We believe that our existing cash, cash equivalents, and marketable securities balance together with cash generated from operations and the available balance of our credit facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

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

In March 2014, we completed the acquisition of Zopim. The purchase price of approximately $15.8 million ($4.9 million of cash and $10.9 million of our common stock) includes $1.1 million of cash and $2.4 million of common stock consideration that was held back between 12 and 18 months as partial security for standard indemnification obligations. In the three months ended March 31, 2015, we released $0.5 million of cash and $1.2 million of common stock consideration that was held back, based on the fair value of our common stock on the date of the acquisition.  In connection with the acquisition of Zopim, we established a retention plan pursuant to which we will pay up to $13.9 million in cash and equity consideration over two and three years, respectively, to Zopim employees in connection with their continued employment.  In the three months ended March 31, 2015, RSUs for 0.3 million shares of our common stock became vested pursuant to the terms of the retention plan, and we paid the first installment of the cash retention bonus in the amount of $1.5 million.

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

Net cash used in operating activities in the three months ended March 31, 2015 was $5.2 million, reflecting our net loss of $19.2 million, adjusted by non-cash charges including share-based compensation expense of $10.2 million, depreciation and amortization of $4.2 million, and changes in our operating assets and liabilities. The changes in our operating assets and liabilities resulted in a net use of cash of $0.7 million, primarily attributable to a decrease in accrued compensation of $2.8 million due to a one-time payment made to our U.S. salaried employees for accrued paid time-off as we changed our paid-time-off policy, and the payout of retention bonus pursuant to the retention plan established in connection with the acquisition of Zopim, offset by the impact from timing of the last payroll in the period.  Other uses of cash included an increase of $1.4 million in prepaid expenses and other assets and liabilities mainly due to lease related payments and deposits, and an increase of $0.6 million in accounts receivable due to timing of customer billings and collections.  The uses of cash were primarily offset by an increase in deferred revenue of $3.9 million due to the growth in sales of our subscription services and timing of customer billing.

Net cash used in operating activities in the three months ended March 31, 2014 was $1.6 million, reflecting our net loss of $10.3 million, adjusted by non-cash charges including share-based compensation expense of $1.8 million, depreciation and amortization of $1.8 million, and changes in our operating assets and liabilities. The changes in our operating assets and liabilities provided a net source of cash of $4.9 million, and were primarily attributable to an increase in deferred revenue of $4.1 million due to the growth of our subscription services and timing of customer billings, an increase in accrued compensation liabilities of $1.6 million due to the significant increase in headcount and timing of the last payroll in the period, and an increase in accrued liabilities of $1.2 million due to timing of payments and a higher level of expenses consistent with the overall growth of our business, as well as costs related to our IPO. These sources of cash flow were partially offset by an increase in accounts receivable of $1.2 million due to timing of customer billings and collections, and an increase in prepaid expenses and other current assets of $0.9 million primarily due to increases in prepaid subscriptions for software used in our operations.

Investing Activities

Net cash used in investing activities in the three months ended March 31, 2015 of $6.4 million was primarily attributable to purchases of property and equipment of $3.4 million mainly associated with our hosting equipment to build out our self-managed colocation data centers, capitalized software development costs of $1.3 million associated with the development of additional features and functionality of our platform, purchases of marketable securities of $1.1 million, net of sales and maturities, and a payment of $0.5 million in purchase consideration held back in connection with the acquisition of Zopim.

Net cash used in investing activities in the three months ended March 31, 2014 of $5.8 million was primarily attributable to purchases of property and equipment of $3.6 million associated with hosting equipment to build out our self-managed colocation data centers and leasehold improvements associated with our newly leased office facilities, capitalized software development costs associated with the development of additional features and functionality of our platform, and a payment of $1.8 million for the acquisition of Zopim, net of cash acquired. The use of cash in investing activities was partially offset by the maturities of marketable securities of $1.4 million.

Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2015 of $195.4 million was primarily attributable to proceeds from the follow-on public offering, net of issuance costs, of $190.8 million, proceeds from exercise of stock options of $2.9 million, and proceeds from issuance of common stock from employee equity plans of $2.5 million, partially offset by repayment of the outstanding balance under our credit facility of $0.8 million.

During the three months ended March 31, 2014, cash provided by financing activities of $4.5 million was primarily attributable to proceeds from borrowings under our credit facility of $3.9 million and proceeds from exercise of stock options of $2.4 million partially offset by payments of deferred costs related to our IPO of $1.8 million.

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

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2015 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC in February 2015.

Recently Issued and Adopted Accounting Pronouncements

On May 28, 2014, the Financial Accounting Statements Board, or FASB, issued ASU 2014-09 regarding ASC Topic 606 “Revenue from Contracts with Customers.” This ASU provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is expected be effective no earlier than our fiscal year beginning January 1, 2017. Early adoption is not permitted.  We are currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Contractual Obligations and Other Commitments

Except as set forth in Note 7 of the notes to our unaudited condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q, there were no material changes in our commitments under contractual obligations, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2014.

Our principal commitments consist of obligations under our credit facility, operating leases for office space, and contractual commitments for hosting and other support services.

Off-Balance Sheet Arrangements

Through March 31, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Foreign currency gains and losses were not significant for each of the three months ended March 31, 2015 and 2014. While we have not engaged in hedging of our foreign currency transactions to date, we are currently evaluating the costs and benefits of initiating such a program and may, in the future, hedge selected significant transactions denominated in currencies other than the U.S. dollar.

Interest Rate Sensitivity

We had cash, cash equivalents and marketable securities totaling $316.6 million at March 31, 2015, of which $72.8 million was invested in corporate securities, money market funds, commercial paper, asset-backed securities, and U.S. treasury securities. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

As of March 31, 2015, we do not believe that an increase or decrease in interest rates of ten percent (10%) would have a material effect on the value of our cash equivalents and portfolio of marketable securities. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on management’s evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

We have incurred net losses in each year since our inception, including net losses of $19.2 million and $10.3 million in the three months ended March 31, 2015 and 2014, respectively. We had an accumulated deficit of $151.0 million at March 31, 2015. For the three months ended March 31, 2015 and 2014, our revenue was $42.2 million and $25.1 million, respectively, representing a 68% growth rate. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

●

development of our customer service platform, including investments in our research and development team, the development or acquisition of new products, features and functionality, and improvements to the scalability, availability, and security of our customer service platform;

●

our technology infrastructure, including expansion of our activities in third-party data centers in which we lease space and where we manage our own hosting and network equipment, or self-managed colocation data centers, enhancements to our network operations and infrastructure, and hiring of additional employees for our operations team;

●	sales and marketing, including a significant expansion of our direct sales organization;
●	additional international expansion in an effort to increase our customer base and sales; and
●	general administration, including legal, accounting, and other expenses related to being a public company.

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

We have experienced and may continue to experience rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from 614 employees as of on March 31, 2014 to 887 employees on March 31, 2015. In addition, we have established subsidiaries in Denmark, the United Kingdom, Australia, Ireland, Japan, the Philippines, Brazil, and Germany since our inception in 2007, and, as a result of the acquisition of Zopim, we also have a subsidiary in Singapore. We may continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of customers, end users, transactions, and data that our customer service platform and our associated hosting infrastructure support. Finally, our organizational structure is becoming more complex and we may need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures to manage this complexity. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, simplicity in design, and attention to customer satisfaction that has been critical to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

We face competition from in-house software systems, large integrated systems vendors, and smaller companies offering alternative SaaS applications. Our competitors vary in size and in the breadth and scope of the products and services they offer. We face substantial competition from salesforce.com, Inc., Oracle Corporation, Verint Systems, Inc., and Microsoft Corporation, each of which can bundle competing products and services with other software offerings, or offer them at a low price as part of a larger sale. In addition, we compete with a number of other SaaS providers with focused customer support applications, including desk.com (a salesforce.com service), Kayako Helpdesk Pvt. Ltd., Freshdesk, Inc., Brightwurks, Inc. (Help Scout), SupportBee, Inc., and Tenmiles Technologies Pvt. Ltd. (Happy Fox), many of which offer free or significantly discounted prices for their services. For organizations seeking software to support employee service and other internal use cases, we compete with companies such as ServiceNow, Inc., BMC Software, Inc., Atlassian Pty Ltd, and Hewlett-Packard Company.  We also compete with a number of providers of live chat software, including Live Person, Inc, BoldChat (a LogMeIn, Inc. service), Velaro, Inc. Snap Engage, LLC, Habla, Inc. (Olark), and LiveChat, Inc.  Further, other established SaaS providers not currently focused on customer support or live chat software may expand their services to compete with us. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Additionally, some potential customers, particularly large organizations, have elected, and may in the future elect, to develop their own internal customer support software system. Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult to compete with them. For all of these reasons, we may not be able to compete successfully against our current and future competitors, which would harm our business.

If the market for SaaS business software applications develops more slowly than we expect or declines, our business would be adversely affected.

The market for SaaS business software applications is less mature than the market for on-premise business software applications, and the adoption rate of SaaS business software applications may be slower among subscribers in industries with heightened data security interests or business practices requiring highly customizable application software. Our success will depend to a substantial extent on the widespread adoption of SaaS business applications in general, and of SaaS customer service applications in particular. Many organizations have invested substantial personnel and financial resources to integrate traditional on-premise business software applications into their businesses, and therefore may be reluctant or unwilling to migrate to SaaS applications. It is difficult to predict customer adoption rates and demand for our customer service platform and live chat software, the future growth rate and size of the SaaS business applications market or the entry of competitive applications. The expansion of the SaaS business applications market depends on a number of factors, including the cost, performance, and perceived value associated with SaaS, as well as the ability of SaaS providers to address data security and privacy concerns. Additionally, government agencies have adopted, or may adopt, laws and regulations regarding the collection, use, and transfer of personal information obtained from consumers and other individuals, or may seek to access information on our platform, either of which may reduce the overall demand for our platform. If we or other SaaS providers experience data security incidents, loss of customer data, disruptions in delivery, or other problems, the market for SaaS business applications, including our customer service platform and live chat software, may be negatively affected. If SaaS business applications do not continue to achieve market acceptance, or there is a reduction in demand for SaaS business applications caused by a lack of customer acceptance, technological challenges, weakening economic conditions, data security or privacy concerns, governmental regulation, competing technologies and products, or decreases in information technology spending, it would result in decreased revenue and our business would be adversely affected.

If we are not successful in selling our live chat software as a standalone service or more fully integrating our Zopim live chat software with our customer service platform, our business could be harmed.

As a result of the acquisition of Zopim, we now sell our live chat software as a standalone service. Our live chat software can also be integrated with our customer service platform as a means to enable live chat functionality for agents and this integration is now the primary means by which we offer chat functionality on our customer service platform.

We have limited experience selling separate products in general or live chat software in particular, and as a result, our live chat software may not gain acceptance with our customers and potential customers.

Our reliance on our live chat software as a primary means of enabling chat functionality in connection with our customer service platform may not be successful. In particular, we currently charge a separate subscription fee per chat-enabled agent. While we believe our live chat software represents a substantial upgrade in functionality over the chat functionality historically embedded in our customer service platform, our current or prospective customers may resist paying for functionality that, to some degree, was previously available to all agents under a single subscription to our customer service platform. If our customers do not purchase our live chat software as a standalone service or as integrated with our customer service platform, our business, revenue, and operating results could be harmed.

If our network or computer systems are breached or unauthorized access to customer data is otherwise obtained, our customer service platform and live chat software may be perceived as insecure, we may lose existing customers or fail to attract new customers, and we may incur significant liabilities.

Use of our customer service platform and live chat software involve the storage, transmission, and processing of our customers’ proprietary data, including personal or identifying information regarding their customers or employees. Unauthorized access to or security breaches of our customer service platform or live chat software could result in the loss of data, loss of intellectual property or trade secrets, loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, or contractual obligations, and significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities.  Notifications related to a security breach regarding or pertaining to any of such service providers could impact our reputation, harm customer confidence, hurt our sales and expansion into new markets, or cause us to lose existing customers. We have incurred and expect to incur significant expenses to prevent, investigate, and remediate, security breaches and vulnerabilities, including deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants. Our errors and omissions insurance coverage covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all liability.

We have experienced significant breaches and identified significant vulnerabilities of our security measures and the security measures deployed by third-party vendors upon which we rely and our customer service platform and live chat software are at risk for future breaches as a result of third-party action, employee, vendor, or contractor error, malfeasance, or other factors. For example, in February 2013, we experienced a security breach involving unauthorized access to three of our customers’ accounts and personal information of consumers maintained in those customer accounts.

We have only been offering our live chat software since the completion of our acquisition of Zopim in March 2014.  The systems, networks, personnel, equipment, and vendors utilized to provide our live chat software have historically been separate from those utilized in connection with our customer service platform and have not been subject to the same security reviews and assessments as those used to provide our customer service platform. Our failure to complete these assessments and implement improvements to the security measures deployed to protect our live chat software in a timely manner could increase our risk of a security breach with respect to this service, which would harm our business as a whole.

Because the techniques used and vulnerabilities exploited to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or vulnerabilities or to implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.

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

Our continued growth depends in part on the ability of our existing and potential customers to access our customer service platform and live chat software at any time and within an acceptable amount of time. Our customer service platform and live chat software are proprietary, and we rely on the expertise of members of our engineering, operations, and software development teams for their continued performance. We have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing our customer service platform or live chat software simultaneously, distributed denial of service attacks, or other security related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our customer service platform and live chat software become more complex and our user traffic increases. If our customer service platform or live chat software is unavailable or if our users are unable to access our customer service platform or live chat software within a reasonable amount of time or at all, our business would be negatively affected. In addition, our infrastructure does not currently support the real-time mirroring of data. Therefore, in the event of any of the factors described above, or certain other failures of our infrastructure, customer data may be permanently lost. Moreover, some of our customer agreements and certain subscription plans include performance guarantees and service level standards that obligate us to provide credits or termination rights in the event of a significant disruption in our platform. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

Real or perceived errors, failures, or bugs in our customer service platform or live chat software could adversely affect our operating results and growth prospects.

Because our customer service platform and live chat software are complex, undetected errors, failures, vulnerabilities, or bugs may occur, especially when updates are deployed. Our customer service platform and live chat software are often used in connection with large-scale computing environments with different operating systems, system management software, equipment, and networking configurations, which may cause errors or failures of our customer service platform, our live chat software, or other aspects of the computing environment into which they are deployed. In addition, deployment of our customer service platform or live chat software into complicated, large-scale computing environments may expose undetected errors, failures, vulnerabilities, or bugs in our customer service platform or live chat software. We have discovered and expect will continue to discover software errors, failures, vulnerabilities, and bugs in our customer service platform and live chat software, some of which have or may only be discovered and remediated after deployment to customers. Real or perceived errors, failures, vulnerabilities, or bugs in our customer service platform or live chat software could result in negative publicity, loss of or delay in market acceptance of our customer service platform or live chat software, loss of competitive position, or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem.

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

We are highly dependent upon our marketing strategy of offering free trials of our customer service platform and our live chat software and other inbound lead generation strategies to generate sales opportunities. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. Many early users never convert from the trial version to a paid version of our customer service platform or live chat software. Further, we often depend on individuals within an organization who initiate the trial versions of our customer service platform and live chat software being able to convince decision makers within their organization to convert to a paid version. Many of these organizations have complex and multi-layered purchasing requirements. To the extent that these users do not become, or are unable to convince others to become, paying customers, we will not realize the intended benefits of this marketing strategy and our ability to grow our revenue will be adversely affected.

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

Increasing our customer base and achieving broader market acceptance of our customer service platform and live chat software will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our online marketing efforts and on our direct sales force to obtain new customers. From March 31, 2014 to March 31, 2015, our sales and marketing organization increased from 208 to 325 employees. We plan to continue to expand our direct sales force both domestically and internationally and to increase the proportion of our sales professionals that have experience in selling to larger organizations. There is significant competition for experienced sales and marketing professionals with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales and marketing professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Our recent hires and planned hires may not become as productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. We cannot predict whether, or to what extent, our sales will increase as we expand our sales and marketing functions or how long it will take for new personnel to become productive. Our business will be harmed if our sales and marketing efforts do not generate a significant increase in revenue.

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

We plan our expenses based on certain assumptions about the length and variability of our sales cycle. These assumptions are based upon historical trends for sales cycles and conversion rates associated with our existing customers, many of whom to date have been small to medium-sized organizations that make purchasing decisions with limited interaction with our sales or other personnel. As we continue to focus on and become more dependent on sales to larger organizations, we expect our sales cycles to lengthen and become less predictable. This may adversely affect our financial results. Factors that may influence the length and variability of our sales cycle include:

●	the need to educate prospective customers about the uses and benefits of our customer service platform and live chat software;
●	the discretionary nature of purchasing and budget cycles and decisions;
●	the competitive nature of evaluation and purchasing processes;
●	evolving functionality demands;
●	announcements or planned introductions of new products, features, or functionality by us or our competitors; and
●	lengthy purchasing approval processes.

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

Our quarterly results may fluctuate for various other reasons, and if we fail to meet the expectations of analysts or investors, our stock price and the value of an investment in our common stock could decline substantially.

Our quarterly financial results may fluctuate as a result of a variety of other factors, many of which are outside of our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our common stock could decline substantially. Some of the important factors that may cause our revenue, operating results, and cash flows to fluctuate from quarter to quarter include:

●	our ability to attract new customers, retain and increase sales to existing customers, and satisfy our customers’ requirements;

●	the number of new employees added;
●	the rate of expansion and productivity of our sales force;
●	changes in our or our competitors’ pricing policies;
●	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;
●	new products, features, or functionalities introduced by our competitors;
●	significant security breaches, technical difficulties, or interruptions to our customer service platform or live chat software;
●	the timing of customer payments and payment defaults by customers;
●

general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional subscriptions, delay a prospective customer’s purchasing decision, reduce the value of new subscription contracts, or affect customer retention;

●	changes in the relative and absolute levels of professional services we provide;
●	changes in foreign currency exchange rates;
●	extraordinary expenses such as litigation or other dispute-related settlement payments;
●	the impact of new accounting pronouncements; and
●	the timing of the grant or vesting of equity awards to employees.

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

In the three months ended March 31, 2015 and 2014, we derived 46% and 41% of our revenue from customers located outside of the United States, respectively. We are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and product support operations in the United States and certain countries across Europe, Australia, Asia, and South America. Our sales organization outside the United States is substantially smaller than our sales organization in the United States and to date a very limited portion of our sales has been driven by resellers or other channel partners. We believe our ability to convince new customers to subscribe to our platform or to convince existing customers to renew or expand their use of our platform is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.

Our international operations subject us to a variety of additional risks and challenges, including:

●	increased management, travel, infrastructure, and legal compliance costs associated with having multiple international operations;

●	longer payment cycles and difficulties in enforcing contracts, collecting accounts receivable, or satisfying revenue recognition criteria, especially in emerging markets;
●	increased financial accounting and reporting burdens and complexities;
●	requirements or preferences for domestic products;
●	differing technical standards, existing or future regulatory and certification requirements and required features and functionality;
●	economic conditions in each country or region and general economic uncertainty around the world;
●	compliance with foreign privacy and security laws and regulations and the risks and costs of non-compliance;
●

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

●

heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact our financial results and result in restatements of our consolidated financial statements;

●	fluctuations in currency exchange rates and related effect on our operating results;
●	difficulties in repatriating or transferring funds from or converting currencies in certain countries;
●	communication and integration problems related to entering new markets with different languages, cultures, and political systems;
●	differing labor standards, including restrictions related to, and the increased cost of, terminating employees in some countries;
●	the need for localized software and licensing programs;
●	the need for localized language support;
●	reduced protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; and
●	compliance with the laws of numerous foreign taxing jurisdictions, including withholding obligations, and overlapping of different tax regimes.

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

Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, territories, and persons targeted by U.S. sanctions. While we are currently taking precautions to prevent our customer service platform and live chat software from being enabled by persons targeted by U.S. sanctions, including IP blocking and periodic customer screening against U.S. government lists of prohibited persons, such measures may be circumvented.  Given the technical limitations in developing measures that will prevent access to internet based services from particular geographies or by particular individuals, we have previously identified and expect we will continue to identify customer accounts for our customer service platform and live chat software that we suspect originate from countries which are subject to U.S. embargoes.

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

We are also aware that trials of and paid and unpaid subscriptions to our live chat software as delivered by Zopim, which is based in Singapore, have been initiated by persons and organizations in countries that are the subject of U.S. embargoes. Zopim also previously made available for download from the United States certain encryption-functionality software without first having obtained U.S. government authorization to export such software. In these instances, Zopim may have acted in violation of U.S. export controls and sanctions laws. Prior to and as a condition of the completion of our acquisition of Zopim, Zopim terminated the paid subscriptions of those customers believed to be located in jurisdictions subject to U.S. embargoes, screened its paid customers against applicable U.S. government lists of prohibited persons, implemented certain measures designed to prevent future unauthorized access to the service, and obtained U.S. government authorization to export its software. Zopim filed initial voluntary disclosures with OFAC and BIS in March 2014 to alert these agencies of its apparent prior violations.  After completion of the acquisition, we conducted an internal investigation into these prior violations and filed voluntary self-disclosures with respect to these matters in June 2014 and September 2014.  In January 2015, BIS notified us that it had completed its review of the potential violations of U.S. export controls laws by Zopim with the issuance of a warning letter.  No monetary penalties or other sanctions were imposed by BIS in connection with its investigation.  OFAC’s review of Zopim’s voluntary self-disclosure is ongoing.

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

Although we have not historically experienced significant seasonality in terms of the number of subscriptions for our customer service platform throughout the year, we may be impacted by seasonal trends in the future, particularly as our business matures. We do not have sufficient experience in selling our live chat software to determine if demand for this service is or will be subject to material seasonality. Since a large percentage of our subscriptions are monthly, customers are able to rapidly increase and decrease the number of authorized agents for whom they require a subscription quickly and easily, thereby potentially increasing the impact of seasonality on our revenue. This seasonality may be reflected to a much lesser extent, and sometimes may not be immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of our agreement. To the extent we experience this seasonality, it may cause fluctuations in our operating results and financial metrics, and make forecasting our future operating results and financial metrics difficult.

Our ongoing and planned investments in self-managed colocation data centers are expensive and complex, have resulted, and will result, in a negative impact on our cash flows and may negatively impact our financial results.

We have made and will continue to make substantial investments in new equipment for use in our self-managed colocation data centers to support our growth and provide enhanced levels of service to our customers. We made capital expenditures relating to hosting equipment for use in these data centers of $3.0 million and $3.6 million in the three months ended March 31, 2015 and 2014, respectively. We have transitioned from primarily a managed-service hosting model, where a third party manages most aspects of our hosting operations, to a self-managed colocation model, where we have more direct control over the hosting infrastructure and its operation. This has and may continue to have a negative impact on our cash flows and gross profit as we invest in capital assets to establish and expand our use of these self-managed colocation data centers and scale these facilities to expected demand. If it takes longer than we expect to fully complete this transition, the negative impact on our operating results would likely exceed our initial expectations.

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

Our customer service platform and live chat software must integrate with a variety of network, hardware, and software platforms, and we need to continuously modify and enhance our customer service platform and live chat software to adapt to changes in cloud-enabled hardware, software, networking, browser, and database technologies. In particular, we have developed our platform to be able to easily integrate with third-party SaaS applications, including the applications of software providers that compete with us, through the interaction of application platform interfaces, or APIs. In general, we rely on the fact that the providers of such software systems, including salesforce.com, continue to allow us access to their APIs to enable these customer integrations. To date, we have not relied on a long-term written contract to govern our relationship with these providers. Instead, we are subject to the standard terms and conditions for application developers of such providers, which govern the distribution, operation, and fees of such software systems, and which are subject to change by such providers from time to time. Our business may be harmed if any provider of such software systems:

●	discontinues or limits our access to its APIs;
●	modifies its terms of service or other policies, including fees charged to, or other restrictions on us or other application developers;
●	changes how customer information is accessed by us or our customers;
●	establishes more favorable relationships with one or more of our competitors; or
●	otherwise favors its own competitive offerings over ours.

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

Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if announced, may not be completed. For one or more of those transactions, we may:

●	issue additional equity securities that would dilute our existing stockholders;
●	use cash that we may need in the future to operate our business;
●	incur large charges or substantial liabilities;
●	incur debt on terms unfavorable to us or that we are unable to repay;
●	encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures; and
●	become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges.

Because our customer service platform and live chat software can be used to collect and store personal information, domestic and international privacy and data security concerns could result in additional costs and liabilities to us or inhibit sales of our customer service platform or live chat software.

Personal privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions where we offer our customer service platform or live chat software. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state, and foreign government bodies and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use, and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and consumer protection agencies. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including Directive 95/46/EC on the protection of individuals with regard to the processing of personal data and on the free movement of such data established in the European Union, or the Data Protection Directive, and data protection legislation of the individual member states subject to the Data Protection Directive. The Data Protection Directive will likely be replaced in time with the pending European General Data Protection Regulation which may impose additional obligations and risk upon our business. In many jurisdictions enforcement actions and consequences for non-compliance are also rising.

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

Because the interpretation and application of many privacy and data protection laws, commercial frameworks and standards are uncertain, it is possible that these laws, frameworks, and standards may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our customer service platform or live chat software. If so, in addition to the possibility of fines, lawsuits, breach of contract claims, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our customer service platform or live chat software, which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and security or data security laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business.

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

We have funded our operations since inception primarily through sales of equity securities, capital lease arrangements, loans for equipment, and subscription payments by our customers for use of our customer service platform and live chat software. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of subscriptions for our customer service platform, or unforeseen circumstances. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

We face exposure to foreign currency exchange rate fluctuations.

As our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows. While we have primarily transacted with customers and vendors in U.S. dollars historically, we expect to continue to expand the number of transactions with our customers that are denominated in foreign currencies in the future. Fluctuations in the value of the U.S. dollar and foreign currencies may make our subscriptions more expensive for international customers, which could harm our business. Additionally, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency for such locations. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of such expenses. These fluctuations could cause our results of operations to differ from our expectations or the expectations of our investors. Additionally, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations.

Our international subsidiaries maintain net assets that are denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our operating results due to transactional and translational remeasurements that are reflected in our results of operations. To the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.

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

We generally conduct our international operations through subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships and transactions are subject to complex regulations, including transfer pricing regulations administered by taxing authorities in various jurisdictions.  Our tax returns are generally subject to examination by taxing authorities and the relevant taxing authorities may disagree with our determinations as to the value of assets sold or acquired or income and expenses attributable to specific jurisdictions or transactions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. We believe that our financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard and any one-time charges associated with any disagreement may exceed the amount of our reserves and adversely affect our results of operations.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2015, we had recorded a total of $13.3 million of goodwill and intangible assets related to our acquisition of Zopim. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2014, we had federal and state net operating loss carryforwards, or NOLs, of $133.0 million and $47.5 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, including in connection with our IPO or our follow-on public offering. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

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

As of March 31, 2015, we owed an aggregate principal and accrued interest amount of $6.2 million pursuant to a credit facility. Our ability to make scheduled payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash balances and our actual and projected financial and operating performance. We may be unable to maintain a level of cash balances or cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital, or restructure or refinance our indebtedness. We may not be able to take any of these actions, and even if we are, these actions may be insufficient to permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the credit facility, we may be required to repay any outstanding amounts earlier than anticipated.

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

Our corporate headquarters are located in San Francisco, California and we operate in or utilize data centers that are located in North America, Europe, and Asia. Key features and functionality of our customer service platform are enabled by third parties that are headquartered in California and operate in or utilize data centers in the United States and Europe. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted services, and sales activities.  In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our platform, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results.

Risks Related to Ownership of Our Common Stock

Our stock price has been, and may continue to be, volatile or may decline regardless of our operating performance resulting in substantial losses for our stockholders.

The trading price of our common stock has been, and may continue to be, volatile and could fluctuate widely regardless of our operating performance. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	actual or anticipated fluctuations in our operating results;
●	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
●

failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates and publication of other news by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

●	ratings changes by any securities analysts who follow our company;
●	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
●	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
●	price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole;
●	changes in accounting standards, policies, guidelines, interpretations, or principles;
●	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
●	developments or disputes concerning our intellectual property or our products, or third-party proprietary rights;
●	announced or completed acquisitions of businesses or technologies by us or our competitors;
●	new laws or regulations or new interpretations of existing laws, or regulations applicable to our business;
●	any major change in our board of directors or management;
●	sales of shares of our common stock by us or our stockholders;
●	lawsuits threatened or filed against us; and
●	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events.

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

As of March 31, 2015, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 54.1% of our outstanding common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders or the perception in the market that holders of a large number of shares intend to sell their shares.

Additionally, the shares of common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

Certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders..

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

●

authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;

●	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
●	specify that special meetings of our stockholders can be called only by our board of directors, the Chair of our board of directors, or our Chief Executive Officer;
●	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
●	establish that our board of directors is divided into three classes, Class I, Class II, and Class III, with each class serving three-year staggered terms;
●	prohibit cumulative voting in the election of directors;
●	provide that our directors may be removed only for cause;
●	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
●

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the exchanges and other markets upon which our common stock is listed, and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. We are required to disclose changes made in our internal control and procedures on a quarterly basis and we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of our IPO. However, our independent registered public accounting firm is not required to formally audit and attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company.” As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.

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

Item 2. Unregistered Sales of Equity Securities

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of unvested shares of our common stock made pursuant the 2009 Stock Option and Incentive Plan during the three months ended March 31, 2015. No other shares of our common stock were repurchased during the period.

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2015	—	$—	—	—
February 1 - February 28, 2015	—	—	—	—
March 1 - March 31, 2015	260	5.38	—	—
Total	260	$5.38	—

_________________

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

Zendesk, Inc.
Date: May 7, 2015	By:	/s/ Alan Black
Alan Black
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT

INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Amended and Restated Executive Incentive Bonus Plan.	8-K	001-36456	10.1	February 11, 2015
10.2	Offer Letter between the Registrant and Anne Raimondi, dated as of July 1, 2013.	S-1	333-202621	10.8	March 9, 2015
10.3	Offer Letter and Employment Agreement between the Registrant and Matt Price, dated as of May 9, 2011 and July 15, 2011, respectively.	S-1	333-202621	10.9	March 9, 2015
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

________________

*

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.