Form 10-Q
period 2015-06-30
Zendesk, Inc.
filed 2015-08-07
CIK 1463172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, there were 87,990,742 shares of the registrant’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ZENDESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and shares)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$255,669	$80,265
Marketable securities	30,672	42,204
Accounts receivable, net of allowance for doubtful accounts of $626 and $264 as of June 30, 2015 and December 31, 2014, respectively	14,600	11,523
Prepaid expenses and other current assets	8,731	5,013
Total current assets	309,672	139,005
Marketable securities, noncurrent	22,820	9,205
Property and equipment, net	45,621	41,895
Goodwill and intangible assets, net	13,028	14,152
Other assets	2,282	1,531
Total assets	$393,423	$205,788

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,079	$4,763
Accrued liabilities	7,969	7,841
Accrued compensation and related benefits	9,674	11,738
Deferred revenue	64,168	50,756
Current portion of credit facility	—	3,041
Current portion of capital leases	—	10
Total current liabilities	85,890	78,149
Deferred revenue, noncurrent	715	823
Credit facility, noncurrent	—	3,911
Other liabilities	9,988	9,199
Total liabilities	96,593	92,082
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock	—	—
Common stock	880	755
Additional paid-in capital	469,855	246,000
Accumulated other comprehensive loss	(734)	(528)
Accumulated deficit	(172,519)	(131,869)
Treasury stock at cost (0.5 million shares as of June 30, 2015 and December 31, 2014)	(652)	(652)
Total stockholders’ equity	296,830	113,706
Total liabilities and stockholders’ equity	$393,423	$205,788

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$48,227	$29,506	$90,461	$54,598
Cost of revenue (1)	16,162	11,731	30,452	20,726
Gross profit	32,065	17,775	60,009	33,872
Operating expenses (1):
Research and development	14,227	10,499	27,485	15,677
Sales and marketing	27,242	20,339	50,645	34,626
General and administrative	11,536	8,315	21,663	14,699
Total operating expenses	53,005	39,153	99,793	65,002
Operating loss	(20,940)	(21,378)	(39,784)	(31,130)
Other expense, net	(343)	(450)	(574)	(909)
Loss before provision for (benefit from) income taxes	(21,283)	(21,828)	(40,358)	(32,039)
Provision for (benefit from) income taxes	199	(85)	292	(36)
Net loss	(21,482)	(21,743)	(40,650)	(32,003)
Accretion of redeemable convertible preferred stock	—	(6)	—	(18)
Net loss attributable to common stockholders	$(21,482)	$(21,749)	$(40,650)	$(32,021)

Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.48)	$(0.50)	$(0.93)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	86,390	45,760	81,390	34,325

(1) Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$1,114	$1,010	$2,004	$1,100
Research and development	4,446	4,168	8,510	4,478
Sales and marketing	3,937	3,268	6,369	3,758
General and administrative	3,890	2,537	6,731	3,471

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(21,482)	$(21,743)	$(40,650)	$(32,003)
Other comprehensive loss, net of tax:
Net change in unrealized gain (loss) on available-for- sale investments	(8)	(7)	32	(8)
Foreign currency translation gain (loss)	203	123	(238)	320
Comprehensive loss	$(21,287)	$(21,627)	$(40,856)	$(31,691)

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

 (Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(40,650)	$(32,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,804	4,504
Share-based compensation	23,614	12,807
Other	318	178
Excess tax benefit from share-based award activity	(95)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,390)	(1,857)
Prepaid expenses and other current assets	(3,261)	(2,617)
Other assets and liabilities	(1,365)	490
Accounts payable	(1,063)	(535)
Accrued liabilities	1,270	872
Accrued compensation and related benefits	(2,259)	3,426
Deferred revenue	13,304	9,647
Net cash used in operating activities	(4,773)	(5,088)
Cash flows from investing activities
Purchases of property and equipment	(7,406)	(13,097)
Internal-use software development costs	(2,383)	(3,915)
Purchases of marketable securities	(35,847)	(6,464)
Proceeds from maturities of marketable securities	18,020	6,250
Proceeds from sale of marketable securities	15,317	—
Cash paid for the acquisition of Zopim, net of cash acquired	(548)	(1,896)
Net cash used in investing activities	(12,847)	(19,122)
Cash flows from financing activities
Proceeds from initial public offering, net of issuance costs	—	104,377
Proceeds from follow-on public offering, net of issuance costs	190,110	—
Proceeds from exercise of employee stock options	4,976	3,372
Taxes paid related to net share settlement of equity awards	(203)	(969)
Proceeds from issuance of common stock from employee stock purchase plan	4,948	—
Proceeds from issuance of debt	—	3,940
Excess tax benefit from share-based award activity	95	—
Principal payments on debt	(6,952)	(20,000)
Principal payments on capital lease obligations	(10)	(179)
Net cash provided by financing activities	192,964	90,541
Effect of exchange rate changes on cash and cash equivalents	60	(2)
Net increase in cash and cash equivalents	175,404	66,329
Cash and cash equivalents at the beginning of period	80,265	53,725
Cash and cash equivalents at the end of period	$255,669	$120,054

Supplemental cash flow data:
Cash paid for interest and income taxes	$617	$660

Non-cash investing and financing activities:
Share-based compensation capitalized in internal-use software development costs	$1,262	$1,125
Vesting of early exercised stock options	$576	$810
Purchases of property and equipment in accounts payable and accrued expenses	$479	$5,001
Property and equipment acquired through tenant improvement allowances	$174	$3,554
Issuance of common stock for the acquisition of Zopim	$—	$10,893
IPO costs in accounts payable	$—	$1,145

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

Immaterial Error Correction

We corrected an immaterial prior period error on the statement of operations for the six months ended June 30, 2014 related to the calculation of weighted average shares used to compute net loss per share attributable to common stockholders.  As a result of this error, basic and diluted net loss per share attributable to common stockholders decreased by $0.02 for the six months ended June 30, 2014.  The adjustment did not affect any other financial statements presented.

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

Concentrations of Risk

There were no customers that represented more than 10% of our accounts receivable balance at June 30, 2015.  There were no customers that individually exceeded 10% of our revenue during the three and six months ended June 30, 2015 or 2014.

Recently Issued and Adopted Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-05“Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, which amended the existing accounting standards for intangible assets. The amendments provide explicit guidance to customers in determining the accounting for fees paid in a cloud computing arrangement, wherein the arrangements that do not convey a software license to the customer are accounted for as service contracts. We plan to adopt this guidance in our first quarter of 2016. The adoption of this new standard is not expected to have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs”, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with discounts or premiums. We plan to adopt this guidance in the first quarter of 2016. The adoption of this new standard is not expected to have a material impact on our financial statements.

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606 “Revenue from Contracts with Customers.” This standard provides principles for recognizing revenue to which an entity expects to be entitled for the transfer of promised goods or services to customers. It is expected to be effective for our fiscal year beginning January 1, 2018. Early adoption is not permitted.  We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

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

Note 3. Fair Value Measurements

The following tables present information about our financial assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurement at
	June 30, 2015
	Level 1	Level 2	Total
Description
Corporate securities	$—	$36,523	$36,523
Money market funds	19,436	—	19,436
Asset-backed securities	—	8,073	8,073
U.S. treasury securities	—	6,894	6,894
Agency securities	—	2,002	2,002
Total	$19,436	$53,492	$72,928
Included in cash and cash equivalents			$19,436
Included in marketable securities			$53,492

	Fair Value Measurement at
	December 31, 2014
	Level 1	Level 2	Total
Description
Corporate securities	$—	$40,345	$40,345
Money market funds	21,382	—	21,382
Asset-backed securities	—	5,080	5,080
U.S. treasury securities	—	1,991	1,991
Commercial paper	—	3,993	3,993
Total	$21,382	$51,409	$72,791
Included in cash and cash equivalents			$21,382
Included in marketable securities			$51,409

As of June 30, 2015 and December 31, 2014, there were no securities within Level 3 of the fair value hierarchy. Gross unrealized gains or losses for cash equivalents and available-for-sale marketable securities as of June 30, 2015 and December 31, 2014 were not material. As of June 30, 2015 and December 31, 2014, there were no securities that were in an unrealized loss position for more than 12 months.

The following table classifies our available-for-sale marketable securities by contractual maturities as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Due in one year or less	$30,672	$42,204
Due after one year	22,820	9,205
Total	$53,492	$51,409

For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances. Based on borrowing rates available to us for loans with similar terms and maturities, the carrying value of borrowings approximates fair value within Level 2 of the fair value hierarchy.

There were no transfers between fair value measurement levels during the three and six months ended June 30, 2015.

Note 4. Property and Equipment

Property and equipment, net consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Capitalized internal-use software	$23,845	$18,541
Hosting equipment	18,239	14,085
Leasehold improvements	15,600	15,144
Computer equipment and software	5,168	4,310
Furniture and fixtures	4,871	4,524
Construction in progress	3,578	3,546
Total	71,301	60,150
Less: accumulated depreciation and amortization	(25,680)	(18,255)
Property and equipment, net	$45,621	$41,895

Depreciation expense was $2.6 million and $1.2 million for the three months ended June 30, 2015 and 2014, respectively, and $4.9 million and $2.3 million for the six months ended June 30, 2015 and 2014, respectively.

We capitalized $1.8 million and $3.2 million in internal-use software during the three months ended June 30, 2015 and 2014, respectively, and $3.6 million and $5.0 million for the six months ended June 30, 2015 and 2014, respectively. Included in the capitalized development costs are $0.7 million and $1.1 million in share-based compensation costs for the three months ended June 30, 2015 and 2014, respectively, and $1.3 million and $1.1 million for the six months ended June 30, 2015 and 2014, respectively. Amortization expense of capitalized internal-use software totaled $1.5 million and $1.0 million for the three months ended June 30, 2015 and 2014, respectively, and $3.0 million and $1.7 million for the six months ended June 30, 2015 and 2014, respectively. The carrying value of capitalized internal-use software at June 30, 2015 and December 31, 2014 was $14.2 million and $13.6 million, respectively, including $1.9 million and $3.5 million in construction in progress, respectively.

Note 5. Goodwill and Purchased Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2015 are as follows (in thousands):

Balance as of December 31, 2014	$9,240
Foreign currency translation adjustments	(164)
Balance as of June 30, 2015	$9,076

Purchased intangible assets subject to amortization as of June 30, 2015 and December 31, 2014 consist of the following (in thousands).

	June 30, 2015
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Net	Remaining Useful Life
					(In years)
Developed technology	$5,200	$(1,897)	$(187)	$3,116	2.2
Customer relationships	1,300	(415)	(49)	836	2.7
Trade name	60	(60)	—	—	—
	$6,560	$(2,372)	$(236)	$3,952

	December 31, 2014
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Net	Remaining Useful Life
					(In years)
Developed technology	$5,200	$(1,118)	$(191)	$3,891	2.7
Customer relationships	1,300	(244)	(48)	1,008	3.2
Trade name	60	(45)	(2)	13	0.2
	$6,560	$(1,407)	$(241)	$4,912

Amortization expense of purchased intangible assets for the three months ended June 30, 2015 and 2014 was $0.4 million and $0.5 million, respectively, and $1.0 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively.

Estimated future amortization expense as of June 30, 2015 is as follows (in thousands):

Remainder of 2015	$861
2016	1,709
2017	1,315
2018	67
$3,952

Note 6. Credit Facility

Until its termination in June 2015, we had a credit facility with Silicon Valley Bank consisting of a $20.0 million revolving line of credit and a $10.0 million equipment line of credit. The revolving line of credit bore interest at the prime rate plus 2.0% per annum prior to our IPO and was reduced to the prime rate upon the consummation of our IPO.  Borrowings on the equipment line of credit bore interest of 2.5% per annum. In June 2014 we repaid all outstanding principal and accrued interest under the revolving line of credit. On June 29, 2015 we repaid all outstanding principal and interest under the equipment line of credit and terminated the Silicon Valley Bank credit facility.

Note 7. Commitments and Contingencies

Leases

We lease office space under noncancelable operating leases with various expiration dates. Certain of the office space lease agreements contain rent holidays or rent escalation provisions. Rent holiday and rent escalation provisions are considered in determining the straight-line expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Rent expense was $1.8 million for the three months ended June 30, 2015 and 2014, and $3.4 million and $3.5 million for the six months ended June 30, 2015 and 2014, respectively.

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

Note 8. Common Stock and Stockholders’ Equity

Common Stock

Upon the completion of our IPO, we increased the number of shares authorized for issuance from 125 million to 400 million with a par value of $0.01 per share.  As of June 30, 2015 and December 31, 2014, there were 88.3 million and 76.1 million shares of common stock issued and 87.8 million and 75.5 million shares outstanding, respectively.  Included within the number of shares issued and outstanding were 0.4 million and 0.6 million shares of common stock subject to repurchase, as of June 30, 2015 and December 31, 2014, respectively.

Preferred Stock

As of June 30, 2015 and December 31, 2014, 10 million shares of preferred stock were authorized for issuance with a par value of $0.01 per share and no shares of preferred stock were issued or outstanding.

Employee Equity Plans

Employee Stock Purchase Plan

Our board of directors adopted the Employee Stock Purchase Plan, or ESPP, in February 2014, which became effective in May 2014 upon the effectiveness of the registration statement related to our IPO. Under the ESPP, eligible employees are granted options to purchase shares of our common stock through payroll deductions. The ESPP provides for eighteen-month offering periods, which include three six-month purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of an offering period or the fair market value of our common stock at the end of the purchase period. We commenced our first purchase period under the ESPP on May 15, 2014. For the three and six months ended June 30, 2015, 0.6 million shares of common stock were purchased under the ESPP. Pursuant to the terms of the ESPP, the number of shares reserved under the ESPP increased by 0.8 million shares on January 1, 2015.  As of June 30, 2015, 3.4 million shares of common stock were available for issuance under the ESPP.

Stock Option and Grant Plans

Our board of directors adopted the 2009 Stock Option and Grant Plan, or the 2009 Plan, in July 2009. The 2009 Plan was terminated in connection with our IPO, and accordingly, no shares are available for issuance under this plan. The 2009 Plan continues to govern outstanding awards granted thereunder.

Our 2014 Stock Option and Incentive Plan, or the 2014 Plan, serves as the successor to our 2009 Plan.  Pursuant to the terms of the 2014 Plan, the number of shares reserved for issuance under the 2014 Plan increased by 3.8 million shares on January 1, 2015.  As of June 30, 2015, we had 6.8 million shares of common stock available for future grants under the 2014 Plan.

The following table summarizes our stock option and RSU award activities for the six months ended June 30, 2015 (in thousands, except per share information):

		Options Outstanding				RSUs Outstanding
				Weighted
				Average			Weighted
	Shares	Number	Weighted	Remaining	Aggregate		Average
	Available	of	Average	Contractual	Intrinsic	Outstanding	Grant Date
	for Grant	Shares	Exercise Price	Term	Value	RSUs	Fair Value
				(In years)
Outstanding — January 1, 2015	7,560	12,043	$7.39	8.29	$204,467	3,064	$13.69
Increase in authorized shares	3,779
Stock options granted	(2,009)	2,009	24.25
RSUs granted	(2,794)					2,794	23.93
Stock options exercised		(2,025)	2.46
RSUs vested						(891)	14.93
Stock options forfeited or canceled	62	(62)	4.33
RSUs forfeited or cancelled	218					(218)	18.30
Outstanding — June 30, 2015	6,816	11,965	$11.07	8.33	$133,293	4,749	$19.27

Aggregate intrinsic value represents the difference between the Company's closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the New York Stock Exchange as of June 30, 2015 was $22.21.

As of June 30, 2015, we had a total of $142.0 million in future share-based compensation expense related to all equity awards, net of estimated forfeitures, to be recognized over a weighted average period of 3.3 years.

Early Exercise of Stock Options and Purchase of Unvested Stock Awards

Certain of our stock options permit early exercise. Common stock purchased pursuant to an early exercise of stock options or unvested stock awards is not deemed to be outstanding for financial reporting purposes until those shares vest. Therefore, cash received in exchange for unvested shares is recorded as a liability and is transferred into common stock and additional paid-in capital as the shares vest. Upon termination of service, we may, at our discretion, repurchase unvested shares acquired through early exercise of stock options or purchase of unvested stock awards at a price equal to the price per share paid upon the exercise of such options or the purchase of such unvested stock awards. As of June 30, 2015 and December 31, 2014, there were 0.4 million and 0.6 million shares, respectively, outstanding as a result of the early exercise of stock options and purchase of unvested stock awards by our employees and directors that were classified as accrued liabilities for an aggregated amount of $1.5 million and $2.1 million, respectively.

Note 9. Net Loss Per Share

We compute net loss per share of common stock in conformity with the two-class method required for participating securities. We considered all series of the redeemable convertible preferred stock to be participating securities as the holders of the preferred stock were entitled to receive a non-cumulative dividend on a pari passu basis in the event that a dividend is paid on common stock. We also consider shares of common stock issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of all series of the redeemable convertible preferred stock and the holders of shares of common stock acquired upon early exercise of stock options do not have a contractual obligation to share in our losses. As such, our net losses for the three and six months ended June 30, 2015 and 2014 were not allocated to these participating securities. Upon the closing of the IPO in May 2014, all shares of our then-outstanding redeemable convertible preferred stock automatically converted into our common stock.

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

The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(21,482)	$(21,743)	$(40,650)	$(32,003)
Less: Accretion of redeemable convertible preferred stock	—	(6)	—	(18)
Net loss attributable to common stockholders	$(21,482)	$(21,749)	$(40,650)	$(32,021)
Basic shares:
Weighted-average shares used to compute basic net loss per share	86,390	45,760	81,390	34,325
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	86,390	45,760	81,390	34,325
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.25)	$(0.48)	$(0.50)	$(0.93)

The anti-dilutive securities excluded from the shares used to calculate the diluted net loss per share are as follows (in thousands):

	As of June 30,
	2015	2014
Shares subject to outstanding common stock options and employee stock purchase plan	12,106	14,433
Restricted stock units	4,749	2,376
	16,855	16,809

Note 10. Income Taxes

The effective tax rates for the three and six months ended June 30, 2015 and 2014 were less than 1%.  The effective tax rate differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for U.S. losses due to having a full valuation allowance against U.S. deferred tax assets.  There were no material changes to the unrecognized tax benefits during the three and six months ended June 30, 2015 and 2014.

Note 11. Geographic Information

Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.

Revenue

The following table presents our revenue by geographic areas, as determined based on the billing address of our customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$26,854	$16,858	$49,706	$31,743
EMEA	13,461	8,241	26,037	14,861
Other	7,912	4,407	14,718	7,994
Total	$48,227	$29,506	$90,461	$54,598

Long-Lived Assets

The following table presents our long-lived assets by geographic areas (in thousands):

	June 30, 2015	December 31, 2014
United States	$25,592	$22,817
EMEA	4,772	4,373
Other	1,063	1,095
Total	$31,427	$28,286

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

Our largest source of qualified sales leads is free trials of our customer service platform commenced by prospects, many of which come from organic search, customer referrals, and other unpaid sources. For larger organizations, our sales team focuses on a land and expand strategy, which leverages this grassroots adoption and seeks to expand our footprint within organizations. We have field sales and marketing teams primarily responsible for lead discovery, qualification, and account management for larger organizations. Many of our existing customers to date have been small to medium sized organizations that make purchasing decisions with limited interaction with our sales or other personnel; as we continue to focus on and become more dependent on sales to larger organizations and increase our investment in paid sources of qualified leads, we expect paid sources of qualified leads to become a greater percentage of our total sources of qualified leads and our sales cycles to lengthen and become less predictable.

For the three months ended June 30, 2015 and 2014, our revenue was $48.3 million and $29.5 million, respectively, representing a 63% growth rate. For the six months ended June 30, 2015 and 2014, our revenue was $90.5 million and $54.6 million, respectively, representing a 66% growth rate.  For the three months ended June 30, 2015 and 2014 we derived $21.4 million, or 44% and $12.6 million, or 43%, respectively, of our revenue from customers located outside of the United States. For the six months ended June 30, 2015 and 2014 we derived $40.8 million, or 45% and $22.9 million, or 42%, respectively, of our revenue from customers located outside of the United States.  We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. For the three months ended June 30, 2015 and 2014, we generated net losses of $21.5 million and $21.7 million, respectively. For the six months ended June 30, 2015 and 2014, we generated net losses of $40.7 million and $32.0 million, respectively. We intend to invest aggressively to drive continued growth and market leadership.

The growth of our business and our future success depends on many factors, including our ability to continue to innovate, maintain our leadership in the small and medium-sized business, or SMB, market, expand our enterprise customer base, and increase our global customer footprint. While these areas represent significant opportunities for us, we also face significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. We anticipate that we will expand our operations and headcount in the near term. The expected addition of new personnel and the investments that we anticipate will be necessary to manage our anticipated growth, including investments in hosting equipment, leasehold improvements and related fixed assets, will make it more difficult for us to achieve profitability. Many of these investments will occur in advance of experiencing any direct benefit and will make it difficult to determine if we are allocating our resources efficiently.

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

Number of Paid Customer Accounts. We believe that our ability to increase our number of paid accounts on our customer service platform and live chat software is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. We define the number of paid customer accounts as the sum of the number of accounts on our customer service platform, exclusive of our Starter plan, free trials or other free services, and the number of accounts using our live chat software, exclusive of free trials or other free services, each as of the end of the period and as identified by a unique account identifier. Use of our customer service platform and live chat software requires separate subscriptions and each of these accounts are treated as a separate paid customer account. Existing customers may also expand their utilization of our customer service platform or live chat software by adding new accounts and a single consolidated organization or customer may have multiple accounts across each of our customer service platform and live chat software to service separate subsidiaries, divisions, or work processes. Each of these accounts is also treated as a separate paid customer account. An increase in the number of paid customer accounts generally correlates to an increase in the number of authorized users, and we refer to each such user as an “agent”, licensed to use our platform, which directly affects our revenue and results of operations. We view growth in this metric as a measure of our success in converting new sales opportunities. We had approximately 60,700 paid customer accounts as of June 30, 2015, including approximately 31,100 paid customer accounts on our customer service platform and approximately 29,600 paid customer accounts using our live chat software. As the total number of paid customer accounts increases, we expect the rate of growth in the number of paid customer accounts to decline.

Prior to December 31, 2014, we measured the number of customer accounts on our customer service platform, defined as the number of accounts on our customer service platform, exclusive of free trials or other free services, but including our low cost Starter plan, as of the end of specified periods as identified by a unique account identifier. We believe that including the number of paid customer accounts for both our customer service platform and our live chat software in the number of paid customer accounts, while eliminating our Starter plan from this metric, provides an operating metric that reflects the customer accounts that have the most impact on our operating results.

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

We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate monthly recurring revenue of the paid customer accounts on our customer service platform as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate monthly recurring revenue of the same customer base included in our measure of base revenue at the end of the annual period being measured. Our dollar-based net expansion rate is also adjusted to eliminate the effect of certain activities that we identify involving the transfer of agents between paid customer accounts, consolidation of customer accounts, or the split of a single paid customer account into multiple paid customer accounts. In addition, our dollar-based net expansion rate is adjusted to include paid customer accounts in the customer base used to determine retained revenue net of contraction and churn that share common corporate information with customers in the customer base that is used to determine our base revenue. Giving effect to this consolidation results in our dollar-based net expansion rate being calculated across approximately 28,500 customers, as compared to the approximately 31,100 total paid customer accounts as of June 30, 2015. To the extent that we can determine that the underlying customers do not share common corporate information, we do not aggregate paid customer accounts associated with reseller and other similar channel arrangements for the purposes of determining our dollar-based net expansion rate. While not material, we believe the failure to account for these activities would otherwise skew our dollar-based net expansion metrics associated with customers that maintain multiple paid customer accounts on our customer service platform and paid customer accounts associated with reseller and other similar channel arrangements.

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

Our dollar-based net expansion rate was 122% as of June 30, 2015. We expect our dollar-based net expansion rate to decline over time as our aggregate monthly recurring revenue grows. Our dollar-based net expansion rate as of March 31, 2015 was adjusted to correct a computational error. Our adjusted dollar-based net expansion rate as of March 31, 2015 was 119%.

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

Subscription fees are generally non-refundable regardless of the actual use of the service. Subscription revenue is typically affected by the number of customer accounts, number of agents, and the type of plan purchased by our customers, and is recognized ratably over the term of the arrangement beginning on the date that our services are made available to our customers. Subscription services purchased online are typically paid for via a credit card on the date of purchase while subscription services purchased through our internal sales organization are generally billed with monthly, quarterly, or annual payment frequency. Due to our mixed contract lengths and billing frequencies, the annualized value of the arrangements we enter into with our customers may not be fully reflected in deferred revenue at any single point in time. Accordingly, we do not believe that the change in deferred revenue for any period is an accurate indicator of future revenue for a given period of time.

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

Currently, we primarily operate out of three self-managed colocation data centers, in which we manage our own network equipment and systems, located in California, Virginia, and Ireland, and utilize third-party managed hosting facilities located in North America, Europe, and Asia. In order to improve our long-term cost efficiency, we intend to expand our operations in the existing and establish other self-managed colocation data centers over time. Our live chat software was originally hosted in a managed hosting facility in Florida and in January 2015, we migrated all accounts to our self-managed colocation facility in Ireland. In addition, we utilize third-party managed hosting facilities located in North America, Europe, and Asia to support our platform infrastructure and for certain research and development purposes.  In certain markets and for certain products, we may elect not to pursue our self-managed colocation strategy, depending on individual market dynamics.

We intend to continue to invest additional resources in our platform infrastructure and our product support organizations. As we continue to invest in technology innovation, we expect to have increased capitalized internal-use software costs and related amortization. We expect our investment in technology to not only expand the capability of our customer service platform and live chat software but also increase the efficiency of how we deliver our customer service platform and live chat software, enabling us to improve our gross margin over time. The level and timing of investment in these areas could affect our cost of revenue in the future. We expect third party license fees for technology that is incorporated in certain of our subscription plans to increase over time as we increase the number of customers using such subscription plans and take steps necessary to secure long term access to such technology.

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

General and Administrative. General and administrative expenses consist primarily of personnel costs (including salaries, share-based compensation, and benefits) for our executive, finance, legal, human resources, and other administrative employees. In addition, general and administrative expenses include fees for third-party professional services, including legal, accounting, and tax related services, and other corporate expenses and allocated shared costs.

We expect to incur incremental costs associated with supporting the growth of our business, both in terms of size and geographic expansion, and the infrastructure required to be a public company. Such costs include increases in our finance, legal, and human resources personnel, additional legal, accounting, and tax related services fees, insurance costs, board of directors’ compensation and costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other costs associated with being a public company. As a result, we expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future. However, we expect our general and administrative expenses to decrease modestly as a percentage of our revenue in the long-term, although this may fluctuate from period to period depending on fluctuations in revenue and the timing and extent of our general and administrative expenses. In particular, these expenses are sensitive to the impact of share-based compensation which may cause these expenses to fluctuate from period to period.

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

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$48,227	$29,506	$90,461	$54,598
Cost of revenue (1)	16,162	11,731	30,452	20,726
Gross profit	32,065	17,775	60,009	33,872
Operating expenses (1):
Research and development	14,227	10,499	27,485	15,677
Sales and marketing	27,242	20,339	50,645	34,626
General and administrative	11,536	8,315	21,663	14,699
Total operating expenses	53,005	39,153	99,793	65,002
Operating loss	(20,940)	(21,378)	(39,784)	(31,130)
Other expense, net	(343)	(450)	(574)	(909)
Loss before provision for (benefit from) income taxes	(21,283)	(21,828)	(40,358)	(32,039)
Provision for (benefit from) income taxes	199	(85)	292	(36)
Net loss	$(21,482)	$(21,743)	$(40,650)	$(32,003)

______________

(1) Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$1,114	$1,010	$2,004	$1,100
Research and development	4,446	4,168	8,510	4,478
Sales and marketing	3,937	3,268	6,369	3,758
General and administrative	3,890	2,537	6,731	3,471

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (2)	33.5	39.8	33.7	38.0
Gross profit	66.5	60.2	66.3	62.0
Operating expenses (2):
Research and development	29.5	35.6	30.4	28.7
Sales and marketing	56.5	68.9	56.0	63.4
General and administrative	23.9	28.2	23.9	26.9
Total operating expenses	109.9	132.7	110.3	119.1
Operating loss	(43.4)	(72.5)	(44.0)	(57.0)
Other expense, net	(0.7)	(1.5)	(0.6)	(1.7)
Loss before provision for (benefit from) income taxes	(44.1)	(74.0)	(44.6)	(58.7)
Provision for (benefit from) income taxes	0.4	(0.3)	0.3	(0.1)
Net loss	(44.5)%	(73.7)%	(44.9)%	(58.6)%

______________

(2) Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	2.3%	3.4%	2.2%	2.0%
Research and development	9.2	14.1	9.4	8.2
Sales and marketing	8.2	11.1	7.0	6.9
General and administrative	8.1	8.6	7.4	6.4

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands, except percentages)			(In thousands, except percentages)
Revenue	$48,227	$29,506	63%	$90,461	$54,598	66%

Revenue increased $18.7 million, or 63%, in the three months ended June 30, 2015 compared to the same period in 2014. Of the total increase in revenue, $9.6 million, or 51%, was attributable to revenue from new customer accounts acquired from July 1, 2014 through June 30, 2015, net of churn and contraction, and $9.1 million, or 49%, was attributable to revenue from accounts existing on or before June 30, 2014, net of churn and contraction.  Revenue increased $35.9 million, or 66% in the six months ended June 30, 2015 compared to the same period in 2014 due to the addition of new customer accounts and the continued expansion of existing customer accounts.

Historically we had determined the acquisition date of a customer account based on the date when the account was established.  Starting in the quarter ended March 31, 2015, we adjusted the acquisition date of customer accounts to eliminate the effect of certain activities that we identify involving the transfer of agents from an existing customer account to a new customer account, or the split of an existing customer account into multiple customer accounts.  In addition, revenue from customer accounts that share common corporate information is treated as being generated from a single customer account.  The acquisition date of customer accounts that share common corporate information is determined using the establishment date of the earliest customer account.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands, except percentages)			(In thousands, except percentages)
Cost or Revenue	$16,162	$11,731	38%	$30,452	$20,726	47%
Gross Margin	66.5%	60.2%		66.3%	62.0%

Cost of revenue increased $4.4 million, or 38%, and $9.7 million, or 47%, in the three months and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The increases were primarily due to increased employee compensation-related costs of $1.2 million and $3.2 million driven by our headcount growth, increased depreciation expense and other costs associated with our self-managed colocation data centers of $0.9 million and $1.6 million, and increased amortization expense associated with capitalized internal-use software of $0.5 million and $1.3 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014.  The increases in depreciation expense and other costs associated with our self-managed colocation data centers were driven by our investments in building out and increasing capacity within our self-managed colocation data centers. The increases in amortization expense associated with capitalized internal-use software were due to our continued development of additional features and functionalities of our platform.  Further contributing to the increased cost of revenue was an increase in allocated shared costs of $0.4 million and $0.9 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014.

Our gross margin increased 6.3% and 4.3% for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The increases in gross margin were primarily due to a 3.8% and 2.4% decrease in employee-related compensation costs as a percentage of revenue for the three and six months ended June 30, 2015, respectively, as we were able to increase revenue with a more moderate increase in headcount.  Also contributing to our gross margin increase was a 1.3% decrease in hosting fees as a percentage of revenue for both the three and six months ended June 30, 2015, reflecting increased cost efficiency as we expanded operations in our self-managed colocation data centers.

Operating Expenses

Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands, except percentages)			(In thousands, except percentages)
Research and Development	$14,227	$10,499	36%	$27,485	$15,677	75%

Research and development expenses increased $3.7 million, or 36%, and $11.8 million, or 75%, in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The increases were primarily due to an increase of $3.1 million and $10.4 million in employee compensation-related costs, driven by an increase in our headcount year-over-year.

Sales and Marketing Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands, except percentages)			(In thousands, except percentages)
Sales and Marketing	$27,242	$20,339	34%	$50,645	$34,626	46%

Sales and marketing expenses increased $6.9 million, or 34%, and $16.0 million, or 46%, in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The increases were primarily due to increased employee compensation-related costs of $3.5 million and $8.4 million, and increased marketing program costs of $2.2 million and $4.5 million for the three and six months ended June 30, 2015, respectively, compared to the same period in 2014.  The increases in employee compensation-related costs were driven by an increase in our headcount year-over-year.  The increases in marketing program costs were primarily driven by the increased use of search engine advertisements and display advertisements to promote our customer service platform.

General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands, except percentages)			(In thousands, except percentages)
General and Administrative	$11,536	$8,315	39%	$21,663	$14,699	47%

General and administrative expenses increased $3.2 million, or 39%, and $7.0 million, or 47%, in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The increases were primarily due to increased employee compensation-related costs of $2.0 million and $4.8 million and professional and outside services costs of $0.3 million and $0.6 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The increases in employee compensation-related costs were driven by an increase in our headcount year-over-year. The increases in professional and outside services costs were attributable to higher fees for legal and accounting services, resulting from increased compliance costs as a public company, offset by $0.6 million of professional services fees incurred during the three months ended March 31, 2014 in connection with the acquisition of Zopim.

Credit Facility

Until its termination in June 2015, we had a credit facility with Silicon Valley Bank consisting of a $20.0 million revolving line of credit and a $10.0 million equipment line of credit.  In June 2014 we repaid all outstanding principal and accrued interest under the revolving line of credit.  On June 29, 2015 we repaid all outstanding principal and interest under the equipment line of credit and terminated the Silicon Valley Bank credit facility.

Liquidity and Capital Resources

As of June 30, 2015, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $309.2 million, which were held for working capital purposes. Our cash equivalents and marketable securities are comprised of corporate bonds, money market funds, commercial paper, asset-backed securities, and U.S. treasury and agency securities.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash used in operating activities	$(4,773)	$(5,088)
Cash used in investing activities	(12,847)	(19,122)
Cash provided by financing activities	192,964	90,541

To date, we have financed our operations primarily through sales of equity securities. From our inception through June 30, 2015, we have received cash proceeds of $364.7 million from the sale of equity securities, net of issuance costs paid. We have also financed our operations through customer payments for subscription to our customer service platform and live chat software, and borrowings under our credit facility. We believe that our existing cash, cash equivalents, and marketable securities balance, together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

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

Prior to the expiration of the lock-up agreements in connection with our IPO, we had elected to net share settle our RSUs by withholding shares and remitting income tax on behalf of the applicable employees. Upon the expiration of the lock-up agreements in November 2014, we generally began requiring that employees sell a portion of the shares that they receive upon the vesting of RSUs in order to cover any required withholding taxes (sell-to-cover). This sell-to-cover approach reduced our cash outflows.

Operating Activities

Our largest source of operating cash inflows is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing programs, and leased facilities.

Net cash used in operating activities in the six months ended June 30, 2015 was $4.8 million, reflecting our net loss of $40.7 million, adjusted by non-cash charges including share-based compensation expense of $23.6 million, depreciation and amortization of $8.8 million, and changes in our operating assets and liabilities. The changes in our operating assets and liabilities resulted in a net source of cash of $3.2 million, primarily attributable to an increase of $13.3 million in deferred revenue due to the growth in sales of our subscription services and the timing of customer billings.  This source of cash was partially offset by an increase of $3.4 million in accounts receivable due to the growth of our business and timing of customer billings, an increase of $3.3 million in prepaid expenses and other current assets driven by prepaid insurance premiums and other business expenses, and a decrease of $2.3 million in accrued compensation and related benefits mainly due to a one-time payment made in the three months ended March 31, 2015 to our U.S. salaried employees for accrued paid time-off as we changed our paid-time-off policy, as well as the payout of retention bonus pursuant to the retention plan established in connection with the acquisition of Zopim.  Other use of cash included an increase of $1.4 million in other assets and liabilities primarily due to a deposit made on facility leases.

Net cash used in operating activities in the six months ended June 30, 2014 was $5.1 million, reflecting our net loss of $32.0 million, adjusted by non-cash charges including share-based compensation expense of $12.8 million, depreciation and amortization of $4.5 million, and changes in our operating assets and liabilities. The changes in our operating assets and liabilities were primarily attributable to an increase in deferred revenue of $9.6 million due to the growth in sales of our subscription services and the timing of customer billings, an increase in accrued compensation and related benefits of $3.4 million due to the increase in headcount and timing of the last payroll of the three month period ended June 30, 2014, an increase of $0.9 million in accrued liabilities due to timing of payments and a higher level of expenses consistent with the overall growth of our business, and an increase in other assets and liabilities of $0.5 million due to increased deferred rent related to our newly leased office facilities. These sources of cash flow were partially offset by an increase in prepaid expenses and other current assets of $2.6 million primarily due to increases in prepaid insurance premiums and prepaid subscriptions for software used in our operations.  The sources of cash flow were also offset by an increase in accounts receivable of $1.9 million due to timing of customer billing.

Investing Activities

Net cash used in investing activities in the six months ended June 30, 2015 of $12.8 million was primarily attributable to purchases of property and equipment of $7.4 million mainly associated with our hosting equipment to build out our self-managed colocation data centers, capitalized software development costs of $2.4 million associated with the development of additional features and functionality of our platform, purchases of marketable securities of $2.5 million, net of sales and maturities, and a payment of $0.5 million in purchase consideration held back in connection with the acquisition of Zopim.

Net cash used in investing activities in the six months ended June 30, 2014 of $19.1 million was primarily attributable to purchases of property and equipment of $13.1 million associated with our newly leased office facilities and hosting equipment to build out our self-managed colocation data centers, capitalized software development costs of $3.9 million associated with the development of additional features and functionality of our platform, and payments of $1.9 million for the acquisition of Zopim, net of cash acquired.

Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2015 of $193.0 million was primarily attributable to proceeds from the follow-on public offering, net of issuance costs, of $190.1 million, proceeds from exercise of stock options of $5.0 million, and proceeds from issuance of common stock from employee equity plans of $4.9 million, partially offset by repayment of the outstanding balance under our credit facility of $7.0 million in connection with the termination of our credit facility with Silicon Valley Bank on June 29, 2015.

During the six months ended June 30, 2014, cash provided by financing activities of $90.5 million was primarily attributable to proceeds from the IPO, net of issuance costs, of $104.4 million, borrowings under our credit facility of $3.9 million and proceeds from exercise of stock options of $3.4 million, partially offset by repayment of the outstanding balance under our revolving line of credit of $20.0 million, and payments for withholding taxes related to the net share settlement of our equity awards of $1.0 million

Critical Accounting Polices and Estimates

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

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2015 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC in February 2015.

Recently Issued and Adopted Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-05 “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, which amended the existing accounting standards for intangible assets. The amendments provide explicit guidance to customers in determining the accounting for fees paid in a cloud computing arrangement, wherein the arrangements that do not convey a software license to the customer are accounted for as service contracts. We plan to adopt this guidance in our first quarter of 2016. The adoption of this new standard is not expected to have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs”, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with discounts or premiums. We plan to adopt this guidance in the first quarter of 2016. The adoption of this new standard is not expected to have a material impact on our financial statements.

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606 “Revenue from Contracts with Customers.” This standard provides principles for recognizing revenue to which an entity expects to be entitled for the transfer of promised goods or services to customers. It is expected to be effective for our fiscal year beginning January 1, 2018. Early adoption is not permitted.  We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Contractual Obligations and Other Commitments

Except as set forth in Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there were no material changes in our commitments under contractual obligations, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2014.

Our principal commitments consist of obligations under our credit facility, operating leases for office space, and contractual commitments for hosting and other support services.

Off-Balance Sheet Arrangements

Through June 30, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Foreign currency gains and losses were not significant for each of the three months ended June 30, 2015 and 2014. While we have not engaged in hedging of our foreign currency transactions to date, we are currently evaluating the costs and benefits of initiating such a program and may, in the future, hedge selected significant transactions denominated in currencies other than the U.S. dollar.

Interest Rate Sensitivity

We had cash, cash equivalents and marketable securities totaling $309.2 million at June 30, 2015, of which $72.9 million was invested in corporate securities, money market funds, asset-backed securities, and U.S. treasury and agency securities. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

As of June 30, 2015, we do not believe that an increase or decrease in interest rates of ten percent (10%) would have a material effect on the value of our cash equivalents and portfolio of marketable securities. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings, claims, investigations, and government inquires in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, claims related to the infringement of their intellectual property rights, defamation, privacy, and contractual rights. Legal risk is enhanced in certain jurisdictions outside the United States where our protection from liability for content added to our customer service platform by third parties may be unclear and where we may be less protected under local laws than we are in the United States. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability, and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

We have incurred net losses in each year since our inception, including net losses of $21.5 million and $21.7 million for the three months ended June 30, 2015 and 2014, respectively, and net losses of $40.7 million and $32.0 million for the six months ended June 30, 2015 and 2014, respectively. We had an accumulated deficit of $172.5 million at June 30, 2015. For the three months ended June 30, 2015 and 2014, our revenue was $48.3 million and $29.5 million, respectively, representing a 64% growth rate. For the six months ended June 30, 2015 and 2014, our revenue was $90.5 million and $54.6 million, respectively, representing a 66% growth rate. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

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

We have experienced and may continue to experience rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from 712 employees as of June 30, 2014 to 1,017 employees on June 30, 2015. In addition, we have established subsidiaries in Denmark, the United Kingdom, Australia, Ireland, Japan, the Philippines, Brazil, and Germany since our inception in 2007, and, as a result of the acquisition of Zopim, we also have a subsidiary in Singapore. We may continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of customers, end users, transactions, and data that our customer service platform and our associated hosting infrastructure support. Finally, our organizational structure is becoming more complex and we may need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures to manage this complexity. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, simplicity in design, and attention to customer satisfaction that has been critical to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

Because data security is a critical competitive factor in our industry, we make numerous statements in our privacy policies, terms of service and data processing agreements, through our certifications to privacy standards, and in our marketing materials, providing assurances about the security of our customer service platform and live chat software including detailed descriptions of security measures we employ. Should any of these statements be untrue or become untrue, even through circumstances beyond our reasonable control, we may face claims of misrepresentation or deceptiveness by the U.S. Federal Trade Commission, state and foreign regulators, and private litigants.

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

Increasing our customer base and achieving broader market acceptance of our customer service platform and live chat software will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our online marketing efforts and on our direct sales force to obtain new customers. From June 30, 2014 to June 30, 2015, our sales and marketing organization increased from 240 to 356 employees. We plan to continue to expand our direct sales force both domestically and internationally and to increase the proportion of our sales professionals that have experience in selling to larger organizations. There is significant competition for experienced sales and marketing professionals with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales and marketing professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Our recent hires and planned hires may not become as productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. We cannot predict whether, or to what extent, our sales will increase as we expand our sales and marketing functions or how long it will take for new personnel to become productive. Our business will be harmed if our sales and marketing efforts do not generate a significant increase in revenue.

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

To date, we have been primarily dependent on word-of-mouth, online marketing, and our direct sales force to sell subscriptions to our customer service platform and live chat software. Although we have developed certain channel partners, such as referral partners, resellers, and integration partners, these channels have resulted in limited revenue to date. We believe that continued growth in our business is dependent upon identifying, developing, and maintaining strategic relationships with additional channel partners that can drive substantial revenue. Our agreements with our existing channel partners are non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with ours. They may also cease marketing our customer service platform and live chat software with limited or no notice and with little or no penalty. We expect that any additional channel partners we identify and develop will be similarly non-exclusive and not bound by any requirement to continue to market our customer service platform or live chat software. If we fail to identify additional channel partners, in a timely and cost-effective manner, or at all, or are unable to assist our current and future channel partners in independently selling and deploying our customer service platform or live chat software, our business, results of operations, and financial condition could be adversely affected. Additionally, customer retention and expansion attributable to customers acquired through our channel partners may differ significantly from customers acquired through our direct sales efforts. If our channel partners do not effectively market and sell our customer service platform or live chat software, or fail to meet the needs of our customers, our reputation and ability to grow our business may also be adversely affected.

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

In the three months ended June 30, 2015 and 2014, we derived 44% and 43% of our revenue from customers located outside of the United States, respectively, and in the six months ended June 30, 2015 and 2014, we derived 45% and 42% of our revenue from customers outside of the United States, respectively.  We are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and product support operations in the United States and certain countries across Europe, Australia, Asia, and South America. Our sales organization outside the United States is substantially smaller than our sales organization in the United States and to date a very limited portion of our sales has been driven by resellers or other channel partners. We believe our ability to convince new customers to subscribe to our platform or to convince existing customers to renew or expand their use of our platform is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.

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

We are aware that trials of and subscriptions to our customer service platform and live chat software have been initiated by persons and organizations in countries that are the subject of U.S. embargoes. Our provision of service in these instances was likely in violation of U.S. export control and sanctions laws. We have terminated the accounts of such organizations as we have become aware of them, implemented certain measures designed to prevent future unauthorized access by such persons and organizations and filed voluntary self disclosures with the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, and the U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC, concerning prior potential violations. BIS and OFAC have completed their investigations of U.S. export controls laws and U.S. sanctions laws and have issued, in the case of OFAC, cautionary letters, and in the case of BIS, warning letters. No monetary penalties or other sanctions were imposed by either agency in connection with their investigations.

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

We have made and will continue to make substantial investments in new equipment for use in our self-managed colocation data centers to support our growth and provide enhanced levels of service to our customers. We made capital expenditures relating to hosting equipment for use in these data centers of $3.0 million and $1.3 million in the three months ended June 30, 2015 and 2014, respectively, and $6.0 million and $4.9 million in the six months ended June 30, 2015 and 2014, respectively. We have transitioned from primarily a managed-service hosting model, where a third party manages most aspects of our hosting operations, to a self-managed colocation model, where we have more direct control over the hosting infrastructure and its operation. This has and may continue to have a negative impact on our cash flows and gross profit as we invest in capital assets to establish and expand our use of these self-managed colocation data centers and scale these facilities to expected demand. If we are required to make larger investments in our self-managed colocation data centers than we anticipated or if we require significant managed hosting services to support our growth, the negative impact on our operating results would likely exceed our initial expectations.

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

Zendesk, Inc. certifies adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and complies with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks with respect to our customer service platform, however, it is not clear whether or for how long applicable data protection authorities in the European Union will continue to recognize such certification as a valid method of compliance with restrictions set forth in the Data Protection Directive and data protection legislation of individual member states restricting the transfer of data outside of the European Economic Area. Since our live chat software is provided by Zopim, a company organized under the laws of Singapore, certification to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks with respect to our live chat software is not available (to the extent such safe harbor processes are still recognized). The inability to certify such compliance means that the EU Privacy Directive and other privacy regimes may impose additional obligations to obtain consent from data subjects to transfer personally identifiable information, or PII, outside of the European Union on the part of our EU-based customers that use our live chat software. Additionally, the inability to certify such compliance or otherwise provide acceptable privacy assurances may inhibit the sale and use of our live chat software in the European Union and certain other markets, which could, were it to occur, harm our business and operating results.

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

We have funded our operations since inception primarily through sales of equity securities, capital lease arrangements, loans for equipment, and subscription payments by our customers for use of our customer service platform and live chat software. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of subscriptions for our customer service platform, or unforeseen circumstances. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, we may not be able to generate sufficient cash to service any debt financing obtained by us, which may force us to reduce or delay capital expenditures or sell assets or operations. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

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

We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2015, we had recorded a total of $13.0 million of goodwill and intangible assets related to our acquisition of Zopim. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.

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

As of June 30, 2015, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 44.2% of our outstanding common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We are an “emerging growth company,” as defined in the federal securities laws, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the  Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will remain an “emerging growth company” until the last day of the fiscal year following the five-year anniversary of the completion of our IPO, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second quarter of a fiscal year prior to the five-year anniversary, we would cease to be an “emerging growth company” as of the following December 31. We anticipate that, as of December 31, 2015, we will no longer be an "emerging growth company" as defined in the federal securities laws.

The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the exchanges and other markets upon which our common stock is listed, and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. We are required to disclose changes made in our internal control and procedures on a quarterly basis and we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of our IPO. However, our independent registered public accounting firm is not required to formally audit and attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company.” As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. We anticipate that, as of December 31, 2015, we will no longer be an "emerging growth company" as defined in the federal securities laws.

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

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business, and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our ability to pay cash dividends on our common stock may be prohibited or limited by the terms of our future debt financing arrangements. Any return to stockholders will therefore be limited to the increase, if any, of our stock price, which may never occur.

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

None.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zendesk, Inc.
Date: August 6, 2015	By:	/s/ Alan Black
Alan Black
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT

INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Zendesk, Inc. Change in Control Acceleration Plan.	8-K	001-36456	10.1	May 15, 2015
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

________________

*

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.