Form 10-Q
period 2015-09-30
Zendesk, Inc.
filed 2015-11-06
CIK 1463172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, there were 88,697,514 shares of the registrant’s common stock outstanding.

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
●

our ability to integrate We Are Cloud SAS with our existing corporate operations, to sell our analytics software as a standalone service and to integrate our analytics software with our customer service platform;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ZENDESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and shares)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$255,386	$80,265
Marketable securities	25,247	42,204
Accounts receivable, net of allowance for doubtful accounts of $1,070 and $264 as of September 30, 2015 and December 31, 2014, respectively	24,121	11,523
Prepaid expenses and other current assets	9,904	5,013
Total current assets	314,658	139,005
Marketable securities, noncurrent	22,513	9,205
Property and equipment, net	52,747	41,895
Goodwill and intangible assets, net	11,888	14,152
Other assets	2,450	1,531
Total assets	$404,256	$205,788

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,390	$4,763
Accrued liabilities	10,445	7,841
Accrued compensation and related benefits	11,872	11,738
Deferred revenue	74,295	50,756
Current portion of credit facility	—	3,041
Current portion of capital leases	—	10
Total current liabilities	101,002	78,149
Deferred revenue, noncurrent	1,657	823
Credit facility, noncurrent	—	3,911
Other liabilities	8,966	9,199
Total liabilities	111,625	92,082
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock	—	—
Common stock	887	755
Additional paid-in capital	485,417	246,000
Accumulated other comprehensive loss	(1,578)	(528)
Accumulated deficit	(191,443)	(131,869)
Treasury stock at cost (0.5 million shares as of September 30, 2015 and December 31, 2014)	(652)	(652)
Total stockholders’ equity	292,631	113,706
Total liabilities and stockholders’ equity	$404,256	$205,788

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	$55,661	$33,910	$146,122	$88,508
Cost of revenue (1)	17,039	11,684	47,491	32,410
Gross profit	38,622	22,226	98,631	56,098
Operating expenses (1):
Research and development	16,031	9,550	43,517	25,227
Sales and marketing	29,079	21,548	79,725	56,174
General and administrative	12,319	8,940	33,982	23,639
Total operating expenses	57,429	40,038	157,224	105,040
Operating loss	(18,807)	(17,812)	(58,593)	(48,942)
Other income (expense), net	145	(343)	(428)	(1,252)
Loss before provision for (benefit from) income taxes	(18,662)	(18,155)	(59,021)	(50,194)
Provision for (benefit from) income taxes	262	(236)	554	(272)
Net loss	(18,924)	(17,919)	(59,575)	(49,922)
Accretion of redeemable convertible preferred stock	—	—	—	(18)
Net loss attributable to common stockholders	$(18,924)	$(17,919)	$(59,575)	$(49,940)

Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.25)	$(0.71)	$(1.07)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	87,777	71,732	83,536	46,751

(1) Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$1,131	$591	$3,136	$1,691
Research and development	4,974	3,052	13,484	7,530
Sales and marketing	3,786	4,877	10,154	8,635
General and administrative	3,551	2,298	10,283	5,769

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net loss	$(18,924)	$(17,919)	$(59,575)	$(49,922)
Other comprehensive loss, net of tax:
Net change in unrealized gain (loss) on available-for-sale investments	39	(58)	70	(66)
Foreign currency translation gain (loss)	(781)	(303)	(1,019)	17
Net change in unrealized loss on derivative instruments	(101)	—	(101)	—
Comprehensive loss	$(19,767)	$(18,280)	$(60,625)	$(49,971)

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

 (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(59,575)	$(49,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,672	7,673
Share-based compensation	37,057	23,625
Other	525	331
Excess tax benefit from share-based award activity	(124)	—
Changes in operating assets and liabilities:
Accounts receivable	(13,082)	(5,104)
Prepaid expenses and other current assets	(4,161)	(1,960)
Other assets and liabilities	(1,622)	1,321
Accounts payable	(1,919)	591
Accrued liabilities	2,261	922
Accrued compensation and related benefits	(2,355)	5,215
Deferred revenue	24,372	17,290
Net cash used in operating activities	(4,951)	(18)
Cash flows from investing activities
Purchases of property and equipment	(14,231)	(19,121)
Internal-use software development costs	(3,548)	(6,268)
Purchases of marketable securities	(56,991)	(43,006)
Proceeds from maturities of marketable securities	30,425	6,950
Proceeds from sale of marketable securities	29,650	—
Cash paid for the acquisition of Zopim, net of cash acquired	(1,099)	(1,896)
Net cash used in investing activities	(15,794)	(63,341)
Cash flows from financing activities
Proceeds from initial public offering, net of issuance costs	—	103,110
Proceeds from follow-on public offering, net of issuance costs	190,110	—
Proceeds from exercise of employee stock options	5,773	2,745
Taxes paid related to net share settlement of equity awards	(481)	(1,750)
Proceeds from issuance of common stock from employee stock purchase plan	7,243	2,346
Proceeds from issuance of debt	—	3,940
Excess tax benefit from share-based award activity	124	—
Principal payments on debt	(6,952)	(20,000)
Principal payments on capital lease obligations	(10)	(271)
Net cash provided by financing activities	195,807	90,120
Effect of exchange rate changes on cash and cash equivalents	59	(50)
Net increase in cash and cash equivalents	175,121	26,711
Cash and cash equivalents at the beginning of period	80,265	53,725
Cash and cash equivalents at the end of period	$255,386	$80,436

Supplemental cash flow data:
Cash paid for interest and income taxes	$710	$930

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$3,766	$998
Share-based compensation capitalized in internal-use software development costs	$1,674	$1,856
Vesting of early exercised stock options	$815	$1,196
Property and equipment acquired through tenant improvement allowances	$174	$3,932
Issuance of common stock for the acquisition of Zopim	$—	$10,893

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

Immaterial Error Correction

We corrected an immaterial prior period error on the statement of operations for the nine months ended September 30, 2014 related to the calculation of weighted average shares used to compute net loss per share attributable to common stockholders.  As a result of this error, basic and diluted net loss per share attributable to common stockholders decreased by $0.01 for the nine months ended September 30, 2014.  The adjustment did not affect any other financial statements presented.

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

Concentrations of Risk

As of September 30, 2015, one customer represented 10% of our total accounts receivable balance.  As of December 31, 2014, no customers represented more than 10% of our accounts receivable balance.  There were no customers that individually exceeded 10% of our revenue during the three and nine months ended September 30, 2015 or 2014.

Recently Issued and Adopted Accounting Pronouncements

In September 2015, the FASB issued ASU 2015-16 “Simplifying the Accounting for Measurement-Period Adjustments”, which requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The new standard is required to be applied prospectively.  We plan to adopt this guidance in the first quarter of 2016.  The adoption of this new standard is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606 “Revenue from Contracts with Customers.” This standard provides principles for recognizing revenue to which an entity expects to be entitled for the transfer of promised goods or services to customers.  In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year.  Early adoption is permitted.  The amendment may be applied retrospectively to each prior period presented, or with the cumulative effect recognized as of the date of initial adoption.  We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Note 2. Acquisition

On March 21, 2014, we completed the acquisition of Zopim Technologies Pte Ltd., or Zopim, a software development company that provides a SaaS live chat service. As of December 31, 2014, we finalized our purchase accounting after adjustments were made to the preliminary purchase price allocation. The total adjusted acquisition date fair value of consideration transferred was $15.8 million ($4.9 million of cash and $10.9 million of our common stock), which included $1.1 million of cash and $2.4 million of common stock consideration that was held back between 12 and 18 months as partial security for standard indemnification obligations.  These hold back amounts were released in equal installments in March and September 2015.  The total adjusted purchase price was allocated to assets acquired and liabilities assumed as set forth below (in thousands). The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill generated from the acquisition is attributable to expected synergies from future growth and potential future monetization opportunities, and is not deductible for income tax purposes.

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

Note 3. Financial Instruments

Investments

The following tables present information about our financial assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurement at
	September 30, 2015
	Level 1	Level 2	Total
Description
Corporate securities	$—	$35,736	$35,736
Money market funds	25,368	—	25,368
Asset-backed securities	—	6,030	6,030
Commercial paper	—	3,991	3,991
Agency securities	—	2,003	2,003
Total	$25,368	$47,760	$73,128
Included in cash and cash equivalents			$25,368
Included in marketable securities			$47,760

	Fair Value Measurement at
	December 31, 2014
	Level 1	Level 2	Total
Description
Corporate securities	$—	$40,345	$40,345
Money market funds	21,382	—	21,382
Asset-backed securities	—	5,080	5,080
U.S. treasury securities	—	1,991	1,991
Commercial paper	—	3,993	3,993
Total	$21,382	$51,409	$72,791
Included in cash and cash equivalents			$21,382
Included in marketable securities			$51,409

As of September 30, 2015 and December 31, 2014, there were no securities within Level 3 of the fair value hierarchy.  Gross unrealized gains or losses for cash equivalents and available-for-sale marketable securities as of September 30, 2015 and December 31, 2014 were not material. As of September 30, 2015 and December 31, 2014, there were no securities that were in an unrealized loss position for more than 12 months.

The following table classifies our available-for-sale marketable securities by contractual maturities as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Due in one year or less	$25,247	$42,204
Due after one year	22,513	9,205
Total	$47,760	$51,409

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

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2015.

Derivative Instruments and Hedging

Our foreign currency exposures typically arise from foreign operations and, to a lesser extent, sales in foreign currencies for subscriptions to our customer service platform.  In September 2015, we implemented a hedging program to mitigate the impact of foreign currency fluctuations on our future cash flows and earnings.  We entered into foreign currency forward contracts with certain financial institutions and designated those hedges as cash flow hedges.  Our foreign currency forward contracts generally have maturities of fifteen months or less.

These derivative instruments expose us to credit risk to the extent that our counterparties are unable to meet the terms of the arrangement. We seek to mitigate this risk by transacting with major financial institutions with high credit ratings. In addition, we have a master netting agreement with each of our counterparties, which permits net settlement of multiple, separate derivative contracts with a single payment.  We may also be required to exchange cash collateral with certain of our counterparties on a regular basis. ASC 815 permits companies to present the fair value of derivative instruments on a net basis according to master netting arrangements.  We have elected to present our derivative instruments on a gross basis in our consolidated financial statements.

Cash Flow Hedges

Our foreign currency forward contracts are designated as cash flow hedges of foreign currency forecasted revenues and expenses.  We recognize all derivative instruments on our balance sheet at fair value as either assets or liabilities.  The effective portion of the gain or loss on each forward contract is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings to either revenue or operating expense in the same period, or periods, during which the hedged transaction affects earnings. The ineffective portion of the gains or losses, if any, is recorded immediately in other income (expense), net. The change in time value related to our cash flow hedges is excluded from the assessment of hedge effectiveness and is recorded immediately in other income (expense), net.  We evaluate the effectiveness of our cash flow hedges on a quarterly basis.

As of September 30, 2015, $0.1 million of unrealized losses related to the effective portion of changes in the fair value of foreign currency forward contracts designated as cash flow hedges were included in the balance of other accumulated comprehensive loss. We expect to reclassify $0.1 million from accumulated other comprehensive loss into earnings over the next twelve months associated with our cash flow hedges.

The following table presents information about our derivative instruments on the consolidated balance sheet as of September 30, 2015 (in thousands):

	September 30, 2015
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	69	Accrued liabilities	163
Foreign currency forward contracts	Other assets	10	Other liabilities	25
Total		$79		$188

Our foreign currency contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.  Our foreign currency forward contracts had a total notional value of $47.6 million as of September 30, 2015. There were no derivative assets or liabilities on our consolidated balance sheet as of December 31, 2014.

The following table presents information about our derivative instruments on the statement of operations for the three and nine months ended September 30, 2015 (in thousands):

		Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
Hedging Instrument	Location of Gain (Loss) Reclassified into Earnings	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Earnings
Foreign currency forward contracts	Revenue, cost of revenue, operating expenses	(101)	—	(101)	—
Total		$(101)	$—	$(101)	$—

There were no gains or losses on derivative instruments for the three and nine months ended September 30, 2014.

All derivatives have been designated as hedging instruments.  Amounts recognized in earnings related to excluded time value and hedge ineffectiveness were not material for the three and nine months ended September 30, 2015.

Note 4. Property and Equipment

Property and equipment, net consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Capitalized internal-use software	$25,613	$18,541
Hosting equipment	24,740	14,085
Leasehold improvements	16,651	15,144
Computer equipment and software	5,949	4,310
Furniture and fixtures	5,092	4,524
Construction in progress	4,575	3,546
Total	82,620	60,150
Less: accumulated depreciation and amortization	(29,873)	(18,255)
Property and equipment, net	$52,747	$41,895

Depreciation expense was $2.8 million and $1.7 million for the three months ended September 30, 2015 and 2014, respectively, and $7.7 million and $4.0 million for the nine months ended September 30, 2015 and 2014, respectively.

Amortization expense of capitalized internal-use software totaled $1.6 million and $0.9 million for the three months ended September 30, 2015 and 2014, respectively, and $4.6 million and $2.6 million for the nine months ended September 30, 2015 and 2014, respectively. The carrying value of capitalized internal-use software at September 30, 2015 and December 31, 2014 was $14.2 million and $13.6 million, respectively, including $1.7 million and $3.5 million in construction in progress, respectively.

Note 5. Goodwill and Purchased Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 are as follows (in thousands):

Balance as of December 31, 2014	$9,240
Foreign currency translation adjustments	(670)
Balance as of September 30, 2015	$8,570

Purchased intangible assets subject to amortization as of September 30, 2015 and December 31, 2014 consist of the following (in thousands).

	September 30, 2015
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Net	Remaining Useful Life
					(In years)
Developed technology	$5,200	$(2,271)	$(326)	$2,603	2.0
Customer relationships	1,300	(497)	(88)	715	2.5
Trade name	60	(60)	—	—	—
	$6,560	$(2,828)	$(414)	$3,318

	December 31, 2014
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Net	Remaining Useful Life
					(In years)
Developed technology	$5,200	$(1,118)	$(191)	$3,891	2.7
Customer relationships	1,300	(244)	(48)	1,008	3.2
Trade name	60	(45)	(2)	13	0.2
	$6,560	$(1,407)	$(241)	$4,912

Amortization expense of purchased intangible assets for the three months ended September 30, 2015 and 2014 was $0.4 million and $0.5 million, respectively, and $1.4 million and $1.0 million for the nine months ended September 30, 2015 and 2014, respectively.

Estimated future amortization expense as of September 30, 2015 is as follows (in thousands):

Remainder of 2015	$406
2016	1,610
2017	1,239
2018	63
$3,318

Note 6. Credit Facility

Until its termination in June 2015, we had a credit facility with Silicon Valley Bank consisting of a $20.0 million revolving line of credit and a $10.0 million equipment line of credit. The revolving line of credit bore interest at the prime rate plus 2.0% per annum prior to our IPO and was reduced to the prime rate upon the consummation of our IPO.  Borrowings on the equipment line of credit bore interest of 2.5% per annum.  In June 2014, we repaid all outstanding principal and accrued interest under the revolving line of credit. In June 2015, we repaid all outstanding principal and interest under the equipment line of credit and terminated the Silicon Valley Bank credit facility.

Note 7. Commitments and Contingencies

Leases

We lease office space under noncancelable operating leases with various expiration dates. Certain of the office space lease agreements contain rent holidays or rent escalation provisions. Rent holiday and rent escalation provisions are considered in determining the straight-line expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Rent expense was $2.0 million and $1.7 million for the three months ended September 30, 2015 and 2014, respectively, and $5.4 million and $5.2 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to customers, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, intellectual property infringement claims made by third parties, and other liabilities relating to or arising from our customer service platform, live chat software, analytics software, or our acts or omissions. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments. In addition, we have indemnification agreements with our directors and executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations may vary. To date, we have not incurred any material costs, and we have not accrued any liabilities in the accompanying condensed consolidated financial statements, as a result of these obligations.

Certain of our product offerings contain service-level agreements warranting defined levels of uptime reliability and performance and permitting those customers to receive credits for future services in the event that we fail to meet those levels. To date, we have not accrued for any significant liabilities in the accompanying consolidated financial statements as a result of these service-level agreements.

Note 8. Common Stock and Stockholders’ Equity

Common Stock

Upon the completion of our IPO, we increased the number of shares authorized for issuance from 125 million to 400 million with a par value of $0.01 per share.  As of September 30, 2015 and December 31, 2014, there were 89.1 million and 76.1 million shares of common stock issued and 88.5 million and 75.5 million shares outstanding, respectively.  Included within the number of shares issued and outstanding were 0.3 million and 0.6 million shares of common stock subject to repurchase, as of September 30, 2015 and December 31, 2014, respectively.

Preferred Stock

As of September 30, 2015 and December 31, 2014, 10 million shares of preferred stock were authorized for issuance with a par value of $0.01 per share and no shares of preferred stock were issued or outstanding.

Employee Equity Plans

Employee Stock Purchase Plan

Our board of directors adopted the Employee Stock Purchase Plan, or ESPP, in February 2014, which became effective in May 2014 upon the effectiveness of the registration statement related to our IPO. Under the ESPP, eligible employees are granted options to purchase shares of our common stock through payroll deductions. The ESPP provides for eighteen-month offering periods, which include three six-month purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of an offering period or the fair market value of our common stock at the end of the purchase period.  No shares of common stock were purchased under the ESPP during the three months ended September 30, 2015.  For the nine months ended September 30, 2015, 0.6 million shares of common stock were purchased under the ESPP. Pursuant to the terms of the ESPP, the number of shares reserved under the ESPP increased by 0.8 million shares on January 1, 2015.  As of September 30, 2015, 3.4 million shares of common stock were available for issuance under the ESPP.

Stock Option and Grant Plans

Our board of directors adopted the 2009 Stock Option and Grant Plan, or the 2009 Plan, in July 2009. The 2009 Plan was terminated in connection with our IPO, and accordingly, no shares are available for issuance under this plan. The 2009 Plan continues to govern outstanding awards granted thereunder.

Our 2014 Stock Option and Incentive Plan, or the 2014 Plan, serves as the successor to our 2009 Plan.  Pursuant to the terms of the 2014 Plan, the number of shares reserved for issuance under the 2014 Plan increased by 3.8 million shares on January 1, 2015.  As of September 30, 2015, we had 6.0 million shares of common stock available for future grants under the 2014 Plan.

The following table summarizes our stock option and RSU award activities for the nine months ended September 30, 2015 (in thousands, except per share information):

		Options Outstanding				RSUs Outstanding
				Weighted
				Average			Weighted
	Shares		Weighted	Remaining	Aggregate		Average
	Available	Number of	Average	Contractual	Intrinsic	Outstanding	Grant Date
	for Grant	Shares	Exercise Price	Term	Value	RSUs	Fair Value
				(In years)
Outstanding — January 1, 2015	7,560	12,043	$7.39	8.29	$204,467	3,064	$13.69
Increase in authorized shares	3,779
Stock options granted	(2,009)	2,009	24.25
RSUs granted	(3,775)					3,775	22.83
Stock options exercised		(2,308)	2.50
RSUs vested						(1,290)	16.20
Unvested shares repurchased	2
Stock options forfeited or canceled	67	(67)	4.36
RSUs forfeited or cancelled	332					(332)	18.75
Outstanding — September 30, 2015	5,956	11,677	$11.28	$8.12	$98,481	5,217	$19.36

Aggregate intrinsic value represents the difference between our closing stock price of its common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on the New York Stock Exchange as of September 30, 2015 was $19.71.

As of September 30, 2015, we had a total of $145.8 million in future share-based compensation expense related to all equity awards, net of estimated forfeitures, to be recognized over a weighted average period of 3.1 years.

Early Exercise of Stock Options and Purchase of Unvested Stock Awards

Certain of our stock options permit early exercise. Common stock purchased pursuant to an early exercise of stock options or unvested stock awards is not deemed to be outstanding for financial reporting purposes until those shares vest. Therefore, cash received in exchange for unvested shares is recorded as a liability and is transferred into common stock and additional paid-in capital as the shares vest. Upon termination of service, we may, at our discretion, repurchase unvested shares acquired through early exercise of stock options or purchase of unvested stock awards at a price equal to the price per share paid upon the exercise of such options or the purchase of such unvested stock awards. As of September 30, 2015 and December 31, 2014, there were 0.3 million and 0.6 million shares, respectively, outstanding as a result of the early exercise of stock options and purchase of unvested stock awards by our employees and directors that were classified as accrued liabilities for an aggregated amount of $1.3 million and $2.1 million, respectively.

Note 9. Net Loss Per Share

We compute net loss per share of common stock in conformity with the two-class method required for participating securities. We considered all series of the redeemable convertible preferred stock to be participating securities as the holders of the preferred stock were entitled to receive a non-cumulative dividend on a pari passu basis in the event that a dividend is paid on common stock. We also consider shares of common stock issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of all series of the redeemable convertible preferred stock and the holders of shares of common stock acquired upon early exercise of stock options do not have a contractual obligation to share in our losses. As such, our net losses for the three and nine months ended September 30, 2015 and 2014 were not allocated to these participating securities. Upon the closing of the IPO in May 2014, all shares of our then-outstanding redeemable convertible preferred stock automatically converted into our common stock.

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

The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(18,924)	$(17,919)	$(59,575)	$(49,922)
Less: Accretion of redeemable convertible preferred stock	—	—	—	(18)
Net loss attributable to common stockholders	$(18,924)	$(17,919)	$(59,575)	$(49,940)
Basic shares:
Weighted-average shares used to compute basic net loss per share	87,777	71,732	83,536	46,751
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	87,777	71,732	83,536	46,751
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.22)	$(0.25)	$(0.71)	$(1.07)

The anti-dilutive securities excluded from the shares used to calculate the diluted net loss per share are as follows (in thousands):

	As of September 30,
	2015	2014
Shares subject to outstanding common stock options and employee stock purchase plan	12,067	14,521
Restricted stock units	5,217	2,944
	17,284	17,465

Note 10. Income Taxes

The effective tax rates for the three and nine months ended September 30, 2015 and 2014 were less than 2%.  The effective tax rate differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for U.S. losses due to having a full valuation allowance against U.S. deferred tax assets.  There were no material changes to the unrecognized tax benefits during the three and nine months ended September 30, 2015 and 2014.

Note 11. Geographic Information

Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.

Revenue

The following table presents our revenue by geographic areas, as determined based on the billing address of our customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	$31,388	$19,031	$81,094	$50,774
EMEA	15,397	9,704	41,434	24,565
Other	8,876	5,175	23,594	13,169
Total	$55,661	$33,910	$146,122	$88,508

Long-Lived Assets

The following table presents our long-lived assets by geographic areas (in thousands):

	As of	As of
	September 30, 2015	December 31, 2014
United States	$25,223	$22,817
EMEA	10,304	4,373
Other	3,031	1,095
Total	$38,558	$28,286

The carrying value of capitalized internal-use software and intangible assets is excluded from the balance of long-lived assets presented in the table above.

Note 12. Subsequent Event

On October 13, 2015, we completed the acquisition of We Are Cloud SAS, or WAC, the maker of BIME Analytics software.  We acquired 100 percent of the outstanding shares of WAC in exchange for purchase consideration of $45.0 million in cash, subject to working capital adjustments.  As partial security for standard indemnification obligations, $7.0 million of the consideration will be held in escrow for a period of up to 18 months, with a portion to be released 12 months following the closing of the acquisition.  We have also entered into retention arrangements pursuant to which we have issued restricted stock unit awards for an aggregate of approximately 0.5 million shares of our common stock, subject to vesting based on continued employment.  The acquisition will be accounted for as a business combination.  We are in the process of evaluating the impact of the business combination on our consolidated financial statements.

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

Our business model is designed to drive organic growth, leverage positive word-of-mouth, and remove friction from the evaluation and purchasing process. We offer a range of subscription account plans for our customer service platform, live chat software and analytics software that vary in pricing based on functionality, the type and, for our customer service platform, the amount of product support we offer and service-level guarantees.

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

In October 2015, we completed the acquisition of We Are Cloud SAS, or WAC, the maker of BIME Analytics software.  With the acquisition, we added technology that we anticipate will allow our customers to understand the ever-increasing diversity of data about their end customers. Over time, we expect this analytics software to become a core technology within our customer service platform, enabling us to further integrate data analytics capabilities across our products. We also expect to continue to sell our analytics software on a standalone basis.

For the three months ended September 30, 2015 and 2014, our revenue was $55.7 million and $33.9 million, respectively, representing a 64% growth rate. For the nine months ended September 30, 2015 and 2014, our revenue was $146.1 million and $88.5 million, respectively, representing a 65% growth rate.  For the three months ended September 30, 2015 and 2014 we derived $24.3 million, or 44% and $14.9 million, or 44%, respectively, of our revenue from customers located outside of the United States. For the nine months ended September 30, 2015 and 2014 we derived $65.0 million, or 44% and $37.7 million, or 43%, respectively, of our revenue from customers located outside of the United States.  We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. For the three months ended September 30, 2015 and 2014, we generated net losses of $18.9 million and $17.9 million, respectively. For the nine months ended September 30, 2015 and 2014, we generated net losses of $59.6 million and $49.9 million, respectively. We intend to invest aggressively to drive continued growth and market leadership.

The growth of our business and our future success depends on many factors, including our ability to continue to innovate, maintain our leadership in the small and medium-sized business, or SMB, market, expand our enterprise customer base, and increase our global customer footprint. While these areas represent significant opportunities for us, we also face significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. We anticipate that we will expand our operations and headcount in the near term. The expected addition of new personnel and the investments that we anticipate will be necessary to manage our anticipated growth, including investments in additional capacity in data centers, leasehold improvements and related fixed assets, will make it more difficult for us to achieve profitability. Many of these investments will occur in advance of experiencing any direct benefit and will make it difficult to determine if we are allocating our resources efficiently.

We have focused on rapidly growing our business and plan to continue to invest for long-term growth. We expect to continue to invest in additional data center capacity and personnel to support our growth. The amount and timing of these investments will vary based on our estimates of projected growth. We also expect to continue to grow our customer support organization including expanding our product support and professional services teams. While we have moved significant portions of the hosting for our core platform to self-managed colocation data centers, improvements to our gross margin from such move have been partially offset by other hosting expenses, primarily related to the support of our platform infrastructure. Over time, we anticipate that we will continue to gain economies of scale by utilizing capacity within our self-managed colocation data centers, efficient use of other hosting resources, and reducing the need for direct incremental personnel costs resulting from growth in our number of customers. As a result, we expect our gross margin to improve in the future, although our gross margin may fluctuate from period to period as our revenue fluctuates and as a result of the timing and amount of investments to expand our product support team, investments in additional personnel, equipment, and facilities to support our platform architecture, increased share-based compensation expenses, as well as the amortization of costs associated with capitalized internal-use software and purchased intangible assets.

We expect our operating expenses to continue to increase in absolute dollars in future periods. We have invested, and expect to continue to invest, in our software development efforts to introduce new products, broaden the functionality of our customer service platform, our live chat software, and our analytics software and to further integrate these products and services. We plan to continue to expand our sales and marketing organizations, particularly in connection with our efforts to expand our enterprise customer base. We also expect to incur additional general and administrative costs in order to support the growth of our business and the infrastructure required to comply with our obligations as a public company.

Key Business Metrics

We review a number of operating metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

Number of Paid Customer Accounts. We believe that our ability to increase our number of paid accounts on our customer service platform and live chat software is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. We define the number of paid customer accounts as the sum of the number of accounts on our customer service platform, exclusive of our Starter plan, free trials or other free services, and the number of accounts using our live chat software, exclusive of free trials or other free services, each as of the end of the period and as identified by a unique account identifier. Use of our customer service platform and live chat software requires separate subscriptions and each of these accounts are treated as a separate paid customer account. Existing customers may also expand their utilization of our customer service platform or live chat software by adding new accounts and a single consolidated organization or customer may have multiple accounts across each of our customer service platform and live chat software to service separate subsidiaries, divisions, or work processes. Each of these accounts is also treated as a separate paid customer account. An increase in the number of paid customer accounts generally correlates to an increase in the number of authorized users, and we refer to each such user as an “agent”, licensed to use our platform, which directly affects our revenue and results of operations. We view growth in this metric as a measure of our success in converting new sales opportunities. We had approximately 64,300 paid customer accounts as of September 30, 2015, including approximately 32,700 paid customer accounts on our customer service platform and approximately 31,600 paid customer accounts using our live chat software. As the total number of paid customer accounts increases, we expect the rate of growth in the number of paid customer accounts to decline.

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

We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate monthly recurring revenue of the paid customer accounts on our customer service platform as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate monthly recurring revenue of the same customer base included in our measure of base revenue at the end of the annual period being measured. Our dollar-based net expansion rate is also adjusted to eliminate the effect of certain activities that we identify involving the transfer of agents between paid customer accounts, consolidation of customer accounts, or the split of a single paid customer account into multiple paid customer accounts. In addition, our dollar-based net expansion rate is adjusted to include paid customer accounts in the customer base used to determine retained revenue net of contraction and churn that share common corporate information with customers in the customer base that is used to determine our base revenue. Giving effect to this consolidation results in our dollar-based net expansion rate being calculated across approximately 29,900 customers, as compared to the approximately 32,700 total paid customer accounts as of September 30, 2015. To the extent that we can determine that the underlying customers do not share common corporate information, we do not aggregate paid customer accounts associated with reseller and other similar channel arrangements for the purposes of determining our dollar-based net expansion rate. While not material, we believe the failure to account for these activities would otherwise skew our dollar-based net expansion metrics associated with customers that maintain multiple paid customer accounts on our customer service platform and paid customer accounts associated with reseller and other similar channel arrangements.

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

Our dollar-based net expansion rate was 125% as of September 30, 2015. We expect our dollar-based net expansion rate to decline over time as our aggregate monthly recurring revenue grows.

Components of Results of Operations

Revenue

We derive substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on our customer service platform and, to a lesser extent, live chat software. Each subscription may have multiple authorized agents, ranging from one to thousands for various customer accounts. Our pricing is generally established on a per agent basis. We offer a range of subscription account plans that vary in pricing based on functionality and, for our customer service platform, the type and amount of product support, and service-level commitments. Certain arrangements provide for unlimited usage for a fixed fee or incremental fees above a fixed maximum number of monthly agents during the subscription term. We sell subscription services under contractual agreements that vary in length, ranging between one month and multiple years, with the majority of subscriptions having a term of either one month or one year.

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

Cost of Revenue, Gross Margin, and Operating Expenses

Cost of Revenue. Cost of revenue consists primarily of personnel costs (including salaries, share-based compensation, and benefits) for employees associated with our platform infrastructure and our product support organizations, depreciation, hosting, and other expenses associated with our data centers, amortization expense associated with capitalized internal-use software, payment processing fees, third party license fees, amortization expense associated with purchased intangible assets, and allocated shared costs. We allocate shared costs such as facilities, shared information technology and security costs to all departments based on headcount. As such, allocated shared costs are reflected in cost of revenue and each operating expense category.

Currently, we primarily operate out of four self-managed colocation data centers, in which we manage our own network equipment and systems, located in California, Virginia, Ireland, and Germany. Our live chat software was originally hosted in a managed hosting facility in Florida and in January 2015, we migrated all accounts to our self-managed colocation facility in Ireland. In addition, we utilize third-party managed hosting facilities located in North America, Europe, and Asia to support our platform infrastructure and for certain research and development purposes. We intend to increase capacity in self-managed colocation data center and/or with third-party managed hosting services over time to support our growth.

We intend to continue to invest additional resources in our platform infrastructure and our product support organizations. As we continue to invest in technology innovation, we expect to have increased capitalized internal-use software costs and related amortization. We expect our investment in technology to not only expand the capability of our customer service platform, live chat software, and analytics software but also increase the efficiency of how we deliver these services, enabling us to improve our gross margin over time. The level and timing of investment in these areas could affect our cost of revenue in the future. We expect third- party license fees for technology that is incorporated in certain of our subscription plans to remain significant over time as we increase the number of customers using such subscription plans and take steps necessary to secure long term access to such technology.

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

We focus our research and development efforts on the continued development of our customer service platform, live chat software, and analytics software, including the development and deployment of new features and functionality and enhancements to our software architecture and integration of these products and services. We expect that, in the future, research and development expenses will increase in absolute dollars, but will fluctuate as a percentage of our revenue depending on fluctuations in revenue and the timing, extent and nature of our research and development expenses. In particular, these expenses are sensitive to the impact of share-based compensation which may cause these expenses to fluctuate from period to period.

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

We expect to incur incremental costs associated with supporting the growth of our business, both in terms of size and geographic expansion, and the infrastructure required to be a public company. Such costs include increases in our finance, legal, and human resources personnel, additional legal, accounting, and tax related services fees, insurance costs, board of directors’ compensation and costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, executing significant transactions, including acquisitions, and other costs associated with being a public company. As a result, we expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future. However, we expect our general and administrative expenses to decrease modestly as a percentage of our revenue in the long-term, although this may fluctuate from period to period depending on fluctuations in revenue and the timing and extent of our general and administrative expenses. In particular, these expenses are sensitive to the impact of share-based compensation which may cause these expenses to fluctuate from period to period.

Other Expense, Net

Other expense, net consists primarily of foreign currency gains (losses) and interest expense associated with our credit facility, offset by interest income from marketable securities.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. See Note 10 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$55,661	$33,910	$146,122	$88,508
Cost of revenue (1)	17,039	11,684	47,491	32,410
Gross profit	38,622	22,226	98,631	56,098
Operating expenses (1):
Research and development	16,031	9,550	43,517	25,227
Sales and marketing	29,079	21,548	79,725	56,174
General and administrative	12,319	8,940	33,982	23,639
Total operating expenses	57,429	40,038	157,224	105,040
Operating loss	(18,807)	(17,812)	(58,593)	(48,942)
Other income (expense), net	145	(343)	(428)	(1,252)
Loss before provision for (benefit from) income taxes	(18,662)	(18,155)	(59,021)	(50,194)
Provision for (benefit from) income taxes	262	(236)	554	(272)
Net loss	$(18,924)	$(17,919)	$(59,575)	$(49,922)

______________

(1) Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$1,131	$591	$3,136	$1,691
Research and development	4,974	3,052	13,484	7,530
Sales and marketing	3,786	4,877	10,154	8,635
General and administrative	3,551	2,298	10,283	5,769

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (2)	30.6	34.5	32.5	36.6
Gross profit	69.4	65.5	67.5	63.4
Operating expenses (2):
Research and development	28.8	28.2	29.8	28.5
Sales and marketing	52.2	63.5	54.6	63.5
General and administrative	22.1	26.4	23.3	26.7
Total operating expenses	103.2	118.1	107.6	118.7
Operating loss	(33.8)	(52.5)	(40.1)	(55.3)
Other expense, net	0.3	(1.0)	(0.3)	(1.4)
Loss before provision for (benefit from) income taxes	(33.5)	(53.5)	(40.4)	(56.7)
Provision for (benefit from) income taxes	0.5	(0.7)	0.4	(0.3)
Net loss	(34.0)%	(52.8)%	(40.8)%	(56.4)%

______________

(2) Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	2.0%	1.7%	2.1%	1.9%
Research and development	8.9	9.0	9.2	8.5
Sales and marketing	6.8	14.4	6.9	9.8
General and administrative	6.4	6.8	7.0	6.5

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands, except percentages)			(In thousands, except percentages)
Revenue	$55,661	$33,910	64%	$146,122	$88,508	65%

Revenue increased $21.8 million, or 64%, in the three months ended September 30, 2015 compared to the same period in 2014. Of the total increase in revenue, $10.1 million, or 46%, was attributable to revenue from new customer accounts acquired from October 1, 2014 through September 30, 2015, net of churn and contraction, and $11.7 million, or 54%, was attributable to revenue from accounts existing on or before September 30, 2014, net of churn and contraction.  Revenue increased $57.6 million, or 65% in the nine months ended September 30, 2015 compared to the same period in 2014 due to the addition of new customer accounts and the continued expansion of existing customer accounts.

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

Cost of Revenue and Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands, except percentages)			(In thousands, except percentages)
Cost or Revenue	$17,039	$11,684	46%	$47,491	$32,410	47%
Gross Margin	69.4%	65.5%		67.5%	63.4%

Cost of revenue increased $5.4 million, or 46%, and $15.1 million, or 47%, in the three months and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The increases were primarily due to increased employee compensation-related costs of $2.1 million and $5.4 million driven by our headcount growth, increased depreciation expense and other costs associated with our self-managed colocation data centers of $1.3 million and $2.9 million, increased amortization expense associated with capitalized internal-use software of $0.7 million and $2.0 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014.  The increases in depreciation expense and other costs associated with our self-managed colocation data centers were driven by our investments in building out and increasing capacity within our self-managed colocation data centers. The increases in amortization expense associated with capitalized internal-use software were due to our continued development of additional features and functionalities of our platform.  Further contributing to the increased cost of revenue was an increase in allocated shared costs of $0.6 million and $1.5 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014.

Our gross margin increased 3.9% and 4.1% for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The increases in gross margin were primarily due to a 1.6% and 1.4% decrease in hosting fees, and 1.1% and 1.9% decrease in employee-related compensation costs as a percentage of revenue for the three and nine months ended September 30, 2015, respectively.  The decreased hosting fees as a percentage of revenue reflect increased cost efficiency as we expanded operations in our self-managed colocation data centers.  The decreased employee-related compensation costs as a percentage of revenue were due to our ability to increase revenue with a more moderate increase in headcount.  Also contributing to our gross margin increase was a 0.7% and 0.9% reduction in allocated shared costs as a percentage of revenue for the three and nine months ended September 30, 2015, respectively.

Operating Expenses

Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands, except percentages)			(In thousands, except percentages)
Research and Development	$16,031	$9,550	68%	$43,517	$25,227	73%

Research and development expenses increased $6.5 million, or 68%, and $18.3 million, or 73%, in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The increases were primarily due to an increase of $5.5 million and $15.9 million in employee compensation-related costs, driven by an increase in our headcount year-over-year.

Sales and Marketing Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands, except percentages)			(In thousands, except percentages)
Sales and Marketing	$29,079	$21,548	35%	$79,725	$56,174	42%

Sales and marketing expenses increased $7.5 million, or 35%, and $23.6 million, or 42%, in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The increases were primarily due to increased employee compensation-related costs of $6.7 million and $16.3 million, and increased marketing program costs of $1.8 million and $6.3 million for the three and nine months ended September 30, 2015, respectively, compared to the same period in 2014.  The increases in employee compensation-related costs were driven by an increase in our headcount year-over-year, and were partially offset by share-based compensation expense related to the accelerated vesting of certain stock options of $2.7 million and $3.9 million during the three and nine months ended September 30, 2014.  The increases in marketing program costs were primarily driven by the increased use of display advertisements and search engine advertisements to promote our customer service platform.

General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands, except percentages)			(In thousands, except percentages)
General and Administrative	$12,319	$8,940	38%	$33,982	$23,639	44%

General and administrative expenses increased $3.4 million, or 38%, and $10.3 million, or 44%, in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The increases were primarily due to increased employee compensation-related costs of $2.4 million and $7.2 million and professional and outside services costs of $0.4 million and $1.1 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The increases in employee compensation-related costs were driven by an increase in our headcount year-over-year. The increases in professional and outside services costs were attributable to higher fees for legal and accounting services, resulting from acquisition related expenses and increased compliance costs as a public company.

Credit Facility

Until its termination in June 2015, we had a credit facility with Silicon Valley Bank consisting of a $20.0 million revolving line of credit and a $10.0 million equipment line of credit.  In June 2014, we repaid all outstanding principal and accrued interest under the revolving line of credit.  In June 2015, we repaid all outstanding principal and interest under the equipment line of credit and terminated the Silicon Valley Bank credit facility.

Liquidity and Capital Resources

As of September 30, 2015, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $303.3 million, which were held for working capital purposes. Our cash equivalents and marketable securities are comprised of corporate bonds, money market funds, commercial paper, asset-backed securities, and U.S. treasury and agency securities.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash used in operating activities	$(4,951)	$(18)
Cash used in investing activities	(15,794)	(63,341)
Cash provided by financing activities	195,807	90,120

To date, we have financed our operations primarily through sales of equity securities. From our inception through September 30, 2015, we have received cash proceeds of $364.7 million from the sale of equity securities, net of issuance costs paid. We have also financed our operations through customer payments for subscription to our customer service platform and live chat software, and borrowings under our credit facility. We believe that our existing cash, cash equivalents, and marketable securities balance, together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

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

On October 13, 2015, we completed the acquisition of WAC.  We acquired 100 percent of the outstanding shares of WAC in exchange for purchase consideration of $45.0 million in cash, subject to working capital adjustments.  As partial security for standard indemnification obligations, $7.0 million of the consideration will be held in escrow for a period of up to 18 months, with a portion to be released 12 months following the closing of the acquisition.  In connection with the acquisition of WAC, we have also entered into retention arrangements pursuant to which we have issued restricted stock unit awards for an aggregate of approximately 0.5 million shares of our common stock, subject to vesting based on continued employment.  The acquisition will be accounted for as a business combination.  We are in the process of evaluating the impact of the business combination on our consolidated financial statements.

In March 2014, we completed the acquisition of Zopim. The purchase price of approximately $15.8 million ($4.9 million of cash and $10.9 million of our common stock) includes $1.1 million of cash and $2.4 million of common stock consideration that was held back between 12 and 18 months as partial security for standard indemnification obligations. We released $0.5 million and $0.6 million of cash that was held back in March and September 2015, respectively, and $1.2 million of common stock consideration that was held back in both March and September 2015, based on the fair value of our common stock on the date of the acquisition.  In connection with the acquisition of Zopim, we established a retention plan pursuant to which we will pay up to $13.9 million in cash and equity consideration over two and three years, respectively, to Zopim employees in connection with their continued employment.  In the three months ended March 31, 2015, RSUs for 0.3 million shares of our common stock became vested pursuant to the terms of the retention plan, and we paid the first installment of the cash retention bonus in the amount of $1.5 million.

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

Net cash used in operating activities in the nine months ended September 30, 2015 was $5.0 million, reflecting our net loss of $59.6 million, adjusted by non-cash charges including share-based compensation expense of $37.1 million, depreciation and amortization of $13.7 million, and changes in our operating assets and liabilities. The changes in our operating assets and liabilities resulted in a net source of cash of $3.5 million, primarily attributable to an increase of $24.4 million in deferred revenue due to the growth in sales of our subscription services and the timing of customer billings.  This source of cash was partially offset by an increase of $13.1 million in accounts receivable due to the growth of our business and timing of customer billings, an increase of $4.2 million in prepaid expenses and other current assets driven prepaid subscriptions for software used in our operations and prepaid insurance premiums, and a decrease of $2.4 million in accrued compensation and related benefits mainly due to a one-time payment made in the three months ended March 31, 2015 to our U.S. salaried employees for accrued paid time-off as we changed our paid-time-off policy, as well as the payout of retention bonus pursuant to the retention plan established in connection with the acquisition of Zopim.  Other use of cash included an increase of $1.6 million in other assets and liabilities primarily due to a deposit made on facility leases.

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

Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2015 of $15.8 million was primarily attributable to purchases of property and equipment of $14.2 million mainly associated with our hosting equipment to build out our self-managed colocation data centers, capitalized software development costs of $3.5 million associated with the development of additional features and functionality of our platform, and a payment of $1.1 million in purchase consideration held back in connection with the acquisition of Zopim.  The use of cash in investing activities was partially offset by the proceeds received from the sale and maturities of marketable securities of $3.1 million, net of purchases.

Net cash used in investing activities in the nine months ended September 30, 2014 of $63.3 million was primarily attributable to purchases of marketable securities of $36.1 million, net of sales and maturities, purchases of property and equipment of $19.1 million associated with our newly leased office facilities and hosting equipment to build out our self-managed colocation data centers, capitalized software development costs of $6.3 million associated with the development of additional features and functionality of our platform, and payments of $1.9 million for the acquisition of Zopim, net of cash acquired.

Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2015 of $195.8 million was primarily attributable to proceeds from the follow-on public offering, net of issuance costs, of $190.1 million, proceeds from issuance of common stock from employee equity plans of $7.2 million, and proceeds from exercise of stock options of $5.8 million, partially offset by repayment of the outstanding balance under our credit facility of $7.0 million in connection with the termination of our credit facility with Silicon Valley Bank in June 2015.

Net cash provided by financing activities in the nine months ended September 30, 2014 of $90.1 million was primarily attributable to proceeds from the IPO net of issuance costs of $103.1 million, borrowings under our credit facility of $3.9 million, proceeds from exercise of stock options of $2.7 million, and proceeds from issuance of common stock from employee equity plans of $2.3 million, partially offset by repayment of the outstanding balance under our revolving line of credit of $20.0 million, and payments for withholding taxes related to the net share settlement of our equity awards of $1.8 million.

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

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2015 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC in February 2015.

Recently Issued and Adopted Accounting Pronouncements

In September 2015, the FASB issued ASU 2015-16 “Simplifying the Accounting for Measurement-Period Adjustments”, which requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The new standard is required to be applied prospectively.  We plan to adopt this guidance in the first quarter of 2016.  The adoption of this new standard is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606 “Revenue from Contracts with Customers.” This standard provides principles for recognizing revenue to which an entity expects to be entitled for the transfer of promised goods or services to customers.  In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year.  Early adoption is permitted.  The amendment may be applied retrospectively to each prior period presented, or with the cumulative effect recognized as of the date of initial adoption.  We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Contractual Obligations and Other Commitments

Except as set forth in Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there were no material changes in our commitments under contractual obligations, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2014.

Our principal commitments consist of obligations under our operating leases for office space, and contractual commitments for hosting and other support services.

Off-Balance Sheet Arrangements

Through September 30, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We conduct transactions, particularly intercompany transactions, in foreign currencies, primarily the British Pound Sterling, Euro, Australian Dollar, Danish Krone, Singapore Dollar, Japanese Yen, Philippine peso, and Brazilian Real. While we have primarily transacted with customers in the U.S. dollar, we have also historically transacted in foreign currencies for subscriptions to our customer service platform and expect to significantly expand the number of transactions with customers that are denominated in foreign currencies in the near future.  Except for our Singapore subsidiary, our international subsidiaries maintain certain current asset and current liability balances that are denominated in currencies other than the functional currencies of these entities, which is the U.S. dollar. Our Singapore subsidiary’s functional currency is the Singapore Dollar. Changes in the value of foreign currencies relative to the U.S. dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows.

Foreign currency gains and losses were not significant for each of the three months and nine ended September 30, 2015 and 2014.  In September 2015, we implemented a hedging program to mitigate the impact of foreign currency fluctuations on our cash flows and earnings.  For additional information, see Note 3 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest Rate Sensitivity

We had cash, cash equivalents and marketable securities totaling $303.1 million at September 30, 2015, of which $73.1 million was invested in corporate securities, money market funds, asset-backed securities, commercial paper and agency securities. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

As of September 30, 2015, we do not believe that an increase or decrease in interest rates of ten percent (10%) would have a material effect on the value of our cash equivalents and portfolio of marketable securities. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on management’s evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings, claims, investigations, and government inquires in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, claims related to the infringement of their intellectual property rights, defamation, privacy, and contractual rights. Legal risk is enhanced in certain jurisdictions outside the United States where our protection from liability for content added to our customer service platform, live chat software, or analytics software by third parties may be unclear and where we may be less protected under local laws than we are in the United States. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability, and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

We have incurred net losses in each year since our inception, including net losses of $18.9 million and $17.9 million for the three months ended September 30, 2015 and 2014, respectively, and net losses of $59.6 million and $49.9 million for the nine months ended September 30, 2015 and 2014, respectively. We had an accumulated deficit of $191.4 million at September 30, 2015. For the three months ended September 30, 2015 and 2014, our revenue was $55.7 million and $33.9 million, respectively, representing a 64% growth rate. For the nine months ended September 30, 2015 and 2014, our revenue was $146.1 million and $88.5 million, respectively, representing a 65% growth rate. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

●

development of our customer service platform, live chat software, and analytics software, including investments in our research and development team, the development or acquisition of new products, features and functionality, and improvements to the scalability, availability, and security of our customer service platform live chat software, and analytics software,;

●

our technology infrastructure, including expansion of our activities in self-managed and third-party managed hosting facilities, enhancements to our network operations and infrastructure, and hiring of additional employees for our operations team;

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

We incorporated and first launched our customer service platform in 2007. As a result of our limited operating history, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth has been inconsistent, and should not be considered indicative of our future performance. Further, in future periods, our revenue could decline for a number of reasons, including any reduction in demand for our customer service platform, live chat software, or analytics software, increased competition, contraction of our overall market, or our failure, for any reason, to capitalize on growth opportunities. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

If we are not able to develop enhancements to our customer service platform, live chat software, or analytics software that achieve market acceptance and that keep pace with technological developments, our business would be harmed.

Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our customer service platform, live chat software, and analytics software and to introduce new products and services. In order to grow our business, we must develop products and services that reflect the changing nature of customer service, and expand beyond customer service to other areas of managing relationships with customers. The success of any enhancement to our customer service platform, live chat software, or analytics software depends on several factors, including timely completion, adequate quality testing, and market acceptance. Any new product or service that we develop may not be introduced in a timely or cost-effective manner, may contain defects, or may not achieve the market acceptance necessary to generate sufficient revenue. If we are unable to successfully develop new products or services, enhance our existing customer service platform, live chat software, and analytics software to meet customer requirements or otherwise gain market acceptance, our business and operating results will be harmed.

Because our customer service platform, live chat software, and analytics software are available over the Internet, we need to continuously modify and enhance them to keep pace with changes in Internet-related hardware, software, communications, and database technologies and standards. If we are unable to respond in a timely and cost-effective manner to these rapid technological developments and changes in standards, our customer service platform, live chat software, and analytics software may become less marketable, less competitive, or obsolete, and our operating results will be harmed.

If we fail to effectively manage our growth and organizational change in a manner that preserves the key aspects of our culture, our business and operating results could be harmed.

We have experienced and may continue to experience rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from 750 employees as of September 30, 2014 to 1,117 employees on September 30, 2015. In addition, we have established subsidiaries in Denmark, the United Kingdom, Australia, Ireland, Japan, the Philippines, Brazil, and Germany since our inception in 2007, and, as a result of the acquisitions of Zopim and WAC, we also have subsidiaries in Singapore and France. We may continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of customers, end users, transactions, and data that our customer service platform and our associated hosting infrastructure support. Finally, our organizational structure is becoming more complex and we may need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures to manage this complexity. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, simplicity in design, and attention to customer satisfaction that has been critical to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

We face competition from in-house software systems, large integrated systems vendors, and smaller companies offering alternative SaaS applications. Our competitors vary in size and in the breadth and scope of the products and services they offer. We face substantial competition from salesforce.com, Inc., Oracle Corporation, Verint Systems, Inc., and Microsoft Corporation, each of which can bundle competing products and services with other software offerings, or offer them at a low price as part of a larger sale. In addition, we compete with a number of other SaaS providers with focused customer support applications, including desk.com (a salesforce.com service), Kayako Helpdesk Pvt. Ltd., Freshdesk, Inc., Brightwurks, Inc. (Help Scout), SupportBee, Inc., and Tenmiles Technologies Pvt. Ltd. (Happy Fox), many of which offer free or significantly discounted prices for their services. For organizations seeking software to support employee service and other internal use cases, we compete with companies such as ServiceNow, Inc., BMC Software, Inc., Atlassian Pty Ltd, and Hewlett-Packard Company.  We compete with a number of providers of live chat software, including Live Person, Inc., BoldChat (a LogMeIn, Inc. service), Velaro, Inc. Snap Engage, LLC, Habla, Inc. (Olark), and LiveChat, Inc. and a number of providers of analytics software, including, Tableau Software, Inc., Looker Data Sciences, Inc., and Domo, Inc.  Further, other established SaaS providers not currently focused on customer support, live chat software, or analytics software may expand their services to compete with us. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Additionally, some potential customers, particularly large organizations, have elected, and may in the future elect, to develop their own internal customer support software system. Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult to compete with them. For all of these reasons, we may not be able to compete successfully against our current and future competitors, which would harm our business.

If the market for SaaS business software applications develops more slowly than we expect or declines, our business would be adversely affected.

The market for SaaS business software applications is less mature than the market for on-premise business software applications, and the adoption rate of SaaS business software applications may be slower among subscribers in industries with heightened data security interests or business practices requiring highly customizable application software. Our success will depend to a substantial extent on the widespread adoption of SaaS business applications in general, and of SaaS customer service applications in particular. Many organizations have invested substantial personnel and financial resources to integrate traditional on-premise business software applications into their businesses, and therefore may be reluctant or unwilling to migrate to SaaS applications. It is difficult to predict customer adoption rates and demand for our customer service platform, live chat software, and analytics software, the future growth rate and size of the SaaS business applications market or the entry of competitive applications. The expansion of the SaaS business applications market depends on a number of factors, including the cost, performance, and perceived value associated with SaaS, as well as the ability of SaaS providers to address data security and privacy concerns. Additionally, government agencies have adopted, or may adopt, laws and regulations regarding the collection, use, and transfer of personal information obtained from consumers and other individuals, or may seek to access information on our platform, either of which may reduce the overall demand for our platform. If we or other SaaS providers experience data security incidents, loss of customer data, disruptions in delivery, or other problems, the market for SaaS business applications, including our customer service platform, live chat software, and analytics software, may be negatively affected. If SaaS business applications do not continue to achieve market acceptance, or there is a reduction in demand for SaaS business applications caused by a lack of customer acceptance, technological challenges, weakening economic conditions, data security or privacy concerns, governmental regulation, competing technologies and products, or decreases in information technology spending, it would result in decreased revenue and our business would be adversely affected.

If we are not successful in selling our live chat software or analytics software as standalone services or more fully integrating our live chat software or analytics software with our customer service platform, our business could be harmed.

As a result of the acquisition of Zopim and WAC, we now sell our live chat software and analytics software as standalone services. Our live chat software can also be integrated with our customer service platform as a means to enable live chat functionality for agents and this integration is now the primary means by which we offer chat functionality on our customer service platform. We expect to integrate our analytics software with our customer service platform and other products as a component of these services.

We have limited experience selling separate products in general, and both live chat software and analytics software in particular, and as a result, our live chat software and analytics software may not gain acceptance with our customers and potential customers.

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

Our plans to integrate our analytics software with our customer service platform, our live chat software, and our other products may not be successful. If our customers do not purchase our analytics software as a standalone service or as integrated with our customer service platform, or our other products, our business, revenue, and operating results could be harmed.

If our network or computer systems are breached or unauthorized access to customer data is otherwise obtained, our customer service platform, live chat software, and analytics software may be perceived as insecure, we may lose existing customers or fail to attract new customers, and we may incur significant liabilities.

Use of our customer service platform, live chat software, and analytics software involve the storage, transmission, and processing of our customers’ proprietary data, including personal or identifying information regarding their customers or employees. Unauthorized access to or security breaches of our customer service platform, live chat software, or analytics software could result in the loss of data, loss of intellectual property or trade secrets, loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, or contractual obligations, and significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities.  Notifications related to a security breach regarding or pertaining to any of such service providers could impact our reputation, harm customer confidence, hurt our sales and expansion into new markets, or cause us to lose existing customers. We have incurred and expect to incur significant expenses to prevent, investigate, and remediate, security breaches and vulnerabilities, including deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants. Our errors and omissions insurance coverage covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all liability.

We have experienced significant breaches and identified significant vulnerabilities of our security measures and the security measures deployed by third-party vendors upon which we rely and our customer service platform, live chat software, and analytics software are at risk for future breaches as a result of third-party action, employee, vendor, or contractor error, malfeasance, or other factors. For example, in February 2013, we experienced a security breach involving unauthorized access to three of our customers’ accounts and personal information of consumers maintained in those customer accounts.

We have only been offering our live chat software since the completion of our acquisition of Zopim in March 2014 and have only been offering our analytics software since the completion of our acquisition of WAC in October 2015.  The systems, networks, personnel, equipment, and vendors utilized to provide our live chat software and analytics software have historically been separate from those utilized in connection with our customer service platform and have not been subject to the same security reviews and assessments as those used to provide our customer service platform. Our failure to complete these assessments and implement improvements to the security measures deployed to protect our live chat software and analytics software in a timely manner could increase our risk of a security breach with respect to these services, which would harm our business as a whole.

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

Because data security is a critical competitive factor in our industry, we make numerous statements in our privacy policies, terms of service and data processing agreements, through our certifications to privacy standards, and in our marketing materials, providing assurances about the security of our customer service platform, live chat software, and analytics software including detailed descriptions of security measures we employ. Should any of these statements be untrue or become untrue, even through circumstances beyond our reasonable control, we may face claims of misrepresentation or deceptiveness by the U.S. Federal Trade Commission, state and foreign regulators, and private litigants.

Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results.

Our continued growth depends in part on the ability of our existing and potential customers to access our customer service platform, live chat software, and analytics software at any time and within an acceptable amount of time. Our customer service platform, live chat software, and analytics software are proprietary, and we rely on the expertise of members of our engineering, operations, and software development teams for their continued performance. We have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing our customer service platform, live chat software, or analytics software simultaneously, distributed denial of service attacks, or other security related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our customer service platform, live chat software, and analytics software become more complex and our user traffic increases. If our customer service platform, live chat software, or analytics software is unavailable or if our users are unable to access our customer service platform, live chat software, or analytics software within a reasonable amount of time or at all, our business would be negatively affected. In addition, a significant portion of our infrastructure does not currently support the mirroring of data. Therefore, in the event of any of the factors described above, or certain other failures of our infrastructure, customer data may be permanently lost. Moreover, some of our customer agreements and certain subscription plans include performance guarantees and service level standards that obligate us to provide credits or termination rights in the event of a significant disruption in our platform. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

Real or perceived errors, failures, or bugs in our customer service platform, live chat software, or analytics software could adversely affect our operating results and growth prospects.

Because our customer service platform, live chat software, and analytics software are complex, undetected errors, failures, vulnerabilities, or bugs may occur, especially when updates are deployed. Our customer service platform, live chat software, and analytics software are often used in connection with large-scale computing environments with different operating systems, system management software, equipment, and networking configurations, which may cause errors or failures of our customer service platform, our live chat software, our analytics software or other aspects of the computing environment into which they are deployed. In addition, deployment of our customer service platform, live chat software, or analytics software into complicated, large-scale computing environments may expose undetected errors, failures, vulnerabilities, or bugs in our customer service platform, live chat software, or analytics software. We have discovered and expect will continue to discover software errors, failures, vulnerabilities, and bugs in our customer service platform, live chat software, and analytics software, some of which have or may only be discovered and remediated after deployment to customers. Real or perceived errors, failures, vulnerabilities, or bugs in our customer service platform, live chat software, or analytics software could result in negative publicity, loss of or delay in market acceptance of our customer service platform, live chat software, or analytics software, loss of competitive position, or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem.

Incorrect or improper implementation or use of our customer service platform, live chat software, or analytics software could result in customer dissatisfaction and negatively affect our business, results of operations, financial condition, and growth prospects.

Our customer service platform, live chat software, and analytics software are deployed in a wide variety of technology environments and into a broad range of complex workflows. Increasingly, our customer service platform, live chat software, and analytics software have been integrated into large-scale, complex technology environments, and specialized use cases, and we believe our future success will depend on our ability to increase use of our customer service platform, live chat software, and analytics software in such deployments. We often assist our customers in implementing our customer service platform, live chat software, and analytics software, but many customers attempt to implement even complex deployments themselves. If we or our customers are unable to implement our customer service platform, live chat software, or analytics software successfully, or unable to do so in a timely manner, customer perceptions of our customer service platform, our live chat software, and our analytics software, and company may be impaired, our reputation and brand may suffer, and customers may choose not to renew or expand the use of our customer service platform, live chat software, or analytics software.

Our customers and third-party partners may need training in the proper use of our customer service platform, live chat software, or analytics software to maximize its potential. If our customer service platform, live chat software, or analytics software is not implemented or used correctly or as intended, inadequate performance may result. Because our customers rely on our customer service platform, live chat software, and analytics software to manage a wide range of operations, and drive a number of their internal processes, the incorrect or improper implementation or use of our customer service platform, live chat software, or analytics software, our failure to train customers on how to efficiently and effectively use our customer service platform, or our failure to provide adequate product support to our customers, may result in negative publicity or legal claims against us. Also, as we continue to expand our customer base, any failure by us to properly provide these services will likely result in lost opportunities for additional subscriptions to our customer service platform, live chat software, and analytics software.

Any failure to offer high-quality product support may adversely affect our relationships with our customers and our financial results.

In deploying and using our customer service platform, live chat software, and analytics software, our customers depend on our product support team to resolve complex technical and operational issues. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for product support. We also may be unable to modify the nature, scope, and delivery of our product support to compete with changes in product support services provided by our competitors. Increased customer demand for product support, without corresponding revenue, could increase costs and adversely affect our operating results. Our sales are highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality product support, or a market perception that we do not maintain high-quality product support, could adversely affect our reputation, our ability to sell our customer service platform, live chat software, and analytics software to existing and prospective customers, our business, operating results, and financial position.

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

We are highly dependent upon free trials of our customer service platform, live chat software, and analytics software and other inbound lead generation strategies to drive our sales and revenue. If these strategies fail to continue to generate sales opportunities or do not convert into paying customers, our business and results of operations would be harmed.

We are highly dependent upon our marketing strategy of offering free trials of our customer service platform, our live chat software, and analytics software and other inbound lead generation strategies to generate sales opportunities. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. Many early users never convert from the trial version to a paid version of our customer service platform, live chat software, or analytics software. Further, we often depend on individuals within an organization who initiate the trial versions of our customer service platform, live chat software, and analytics software being able to convince decision makers within their organization to convert to a paid version. Many of these organizations have complex and multi-layered purchasing requirements. To the extent that these users do not become, or are unable to convince others to become, paying customers, we will not realize the intended benefits of this marketing strategy and our ability to grow our revenue will be adversely affected.

We face a number of risks in our strategy to increasingly target larger organizations for sales of our customer service platform, live chat software, and analytics software and, if we do not manage these efforts effectively, our business and results of operations could be adversely affected.

As we target more of our sales efforts to larger organizations, we expect to incur higher costs and longer sales cycles and we may be less effective at predicting when we will complete these sales. In this market segment, the decision to subscribe to our customer service platform, live chat software, or analytics software may require the approval of more technical personnel and management levels within a potential customer’s organization than we have historically encountered, and if so, these types of sales would require us to invest more time educating these potential customers. In addition, larger organizations may demand more features and integration services. We have limited experience in developing and managing sales channels and distribution arrangements for larger organizations. As a result of these factors, these sales opportunities may require us to devote greater research and development, sales, product support, and professional services resources to individual customers, resulting in increased costs and reduced profitability, and would likely lengthen our typical sales cycle, which could strain our resources. Additionally, we may be required to increase our investments in our field sales and marketing efforts in order to target these larger organizations, increasing the costs associated with sales. Moreover, these transactions may require us to delay recognizing the associated revenue we derive from these customers until any technical or implementation requirements have been met, and larger customers may demand discounts to the subscription prices they pay for our customer service platform, live chat software, or analytics software. Furthermore, because we have limited experience selling to larger organizations, our investment in marketing our customer service platform, live chat software, and analytics software to these potential customers may not be successful, which could harm our results of operations and our overall ability to grow our customer base. Following sales to larger organizations, we may have fewer opportunities to expand usage of our customer service platform, live chat software, and analytics software or sell additional functionality, and we may experience increased subscription terminations as compared to our experience with smaller organizations, any of which could harm our results of operations.

Failure to effectively expand our sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.

Increasing our customer base and achieving broader market acceptance of our customer service platform, live chat software, and analytics software will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our online marketing efforts and on our direct sales force to obtain new customers. From September 30, 2014 to September 30, 2015, our sales and marketing organization increased from 264 to 453 employees. We plan to continue to expand our direct sales force both domestically and internationally and to increase the proportion of our sales professionals that have experience in selling to larger organizations. There is significant competition for experienced sales and marketing professionals with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales and marketing professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Our recent hires and planned hires may not become as productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. We cannot predict whether, or to what extent, our sales will increase as we expand our sales and marketing functions or how long it will take for new personnel to become productive. Our business will be harmed if our sales and marketing efforts do not generate a significant increase in revenue.

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

We sell our analytics software as a standalone service and generally charge our customers for their use of our analytics software based on the number and type of users they enable, as well as the features and functionality enabled. We do not know whether the current pricing model for our analytics software will result in our current and potential customers enabling a significant number of users to allow us to derive sufficient value from the provision of such software.

Our terms of service generally prohibit the sharing of user logins and passwords. These restrictions may be improperly circumvented or otherwise bypassed by certain users and, if they are, we may not be able to capture the full value for the use of our customer service platform. We license access and use of our customer service platform, live chat software, and analytics software exclusively for our customers’ internal use only. If customers improperly resell or otherwise make our customer service platform or live chat software available to their customers, it may cannibalize our sales or commoditize our customer service platform, live chat software, and analytics software in the market. Additionally, if a customer that has received a volume discount from us offers our customer service platform to its customers in violation of our terms of service, we may experience price erosion and be unable to capture sufficient value from the use of our customer service platform, live chat software, or analytics software by those customers.

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

We have limited experience with respect to determining the optimal prices for our customer service platform, live chat software, and analytics software and as a result, we have in the past and expect in the future that we will need to change our pricing model from time to time. As the market for our customer service platform, live chat software, and analytics software matures, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically. Pricing decisions may also impact the mix of adoption among our subscription plans and negatively impact our overall revenue. Moreover, larger organizations, which are a primary focus of our direct sales efforts, may demand substantial price concessions. As a result, in the future we may be required to reduce our prices, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.

Our financial results may fluctuate due to increasing variability in our sales cycles.

We plan our expenses based on certain assumptions about the length and variability of our sales cycle. These assumptions are based upon historical trends for sales cycles and conversion rates associated with our existing customers, many of whom to date have been small to medium-sized organizations that make purchasing decisions with limited interaction with our sales or other personnel. As we continue to focus on and become more dependent on sales to larger organizations, we expect our sales cycles to lengthen and become less predictable. This may adversely affect our financial results. Factors that may influence the length and variability of our sales cycle include:

●	the need to educate prospective customers about the uses and benefits of our customer service platform, live chat software, and analytics software;
●	the discretionary nature of purchasing and budget cycles and decisions;
●	the competitive nature of evaluation and purchasing processes;
●	evolving functionality demands;
●	announcements or planned introductions of new products, features, or functionality by us or our competitors; and
●	lengthy purchasing approval processes.

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

Our quarterly financial results may fluctuate as a result of a variety of other factors, many of which are outside of our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our common stock could decline substantially. Some of the important factors that may cause our revenue, operating results, and cash flows to fluctuate from quarter to quarter include:

●	our ability to attract new customers, retain and increase sales to existing customers, and satisfy our customers’ requirements;
●	the number of new employees added;
●	the rate of expansion and productivity of our sales force;
●	changes in our or our competitors’ pricing policies;
●	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;
●	new products, features, or functionalities introduced by our competitors;
●	significant security breaches, technical difficulties, or interruptions to our customer service platform, live chat software, or analytics software;
●	the timing of customer payments and payment defaults by customers;
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

Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for business software applications and services generally and for customer service systems in particular. In addition, our revenue is entirely dependent on the number of users of our customer service platform, live chat software, or analytics software at each of our customers, which in turn is influenced by the employment and hiring patterns of our customers. To the extent that weak economic conditions cause our customers and prospective customers to freeze or reduce their hiring for personnel providing service and support, demand for our customer service platform, live chat software, and analytics software may be negatively affected. Historically, during economic downturns there have been reductions in spending on information technology and customer service systems as well as pressure for extended billing terms and other financial concessions. If economic conditions deteriorate, our customers and prospective customers may elect to decrease their information technology and customer service budgets, which would limit our ability to grow our business and negatively affect our operating results.

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

Our customer retention may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our customer service platform, live chat software, or analytics software, our product support, our prices, the prices of competing software systems, mergers and acquisitions affecting our customer base, the effects of global economic conditions, or reductions in our customers’ spending levels. Our future success is also substantially dependent on our ability to sell more subscriptions to our current customers. If our customers do not renew their subscriptions, renew on less favorable terms or fail to add more agents, our revenue may decline, and we may not realize improved operating results from our customer base.

If we are unable to develop and maintain successful relationships with channel partners, our business, operating results, and financial condition could be adversely affected.

To date, we have been primarily dependent on word-of-mouth, online marketing, and our direct sales force to sell subscriptions to our customer service platform, live chat software, and analytics software. Although we have developed certain channel partners, such as referral partners, resellers, and integration partners, these channels have resulted in limited revenue to date. We believe that continued growth in our business is dependent upon identifying, developing, and maintaining strategic relationships with additional channel partners that can drive substantial revenue. Our agreements with our existing channel partners are non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with ours. They may also cease marketing our customer service platform, live chat software, and analytics software with limited or no notice and with little or no penalty. We expect that any additional channel partners we identify and develop will be similarly non-exclusive and not bound by any requirement to continue to market our customer service platform, live chat software, or analytics software. If we fail to identify additional channel partners, in a timely and cost-effective manner, or at all, or are unable to assist our current and future channel partners in independently selling and deploying our customer service platform, live chat software, or analytics software, our business, results of operations, and financial condition could be adversely affected. Additionally, customer retention and expansion attributable to customers acquired through our channel partners may differ significantly from customers acquired through our direct sales efforts. If our channel partners do not effectively market and sell our customer service platform, live chat software, or analytics software, or fail to meet the needs of our customers, our reputation and ability to grow our business may also be adversely affected.

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

In each of the three months ended September 30, 2015 and 2014, we derived 44% of our revenue from customers located outside of the United States, and in the nine months ended September 30, 2015 and 2014, we derived 44% and 43% of our revenue from customers outside of the United States, respectively.  We are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and product support operations in the United States and certain countries across Europe, Australia, Asia, and South America. Our sales organization outside the United States is substantially smaller than our sales organization in the United States and to date a very limited portion of our sales has been driven by resellers or other channel partners. We believe our ability to convince new customers to subscribe to our customer service platform, live chat software, and analytics software or to convince existing customers to renew or expand their use of these services is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.

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
●

compliance with laws and regulations for foreign operations, including anti-bribery laws (such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. Travel Act, and the U.K. Bribery Act 2010), import and export control laws, tariffs, trade barriers, economic sanctions, and other regulatory or contractual limitations on our ability to sell our customer service platform, live chat software, or analytics software in certain foreign markets, and the risks and costs of non-compliance;

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

We are subject to U.S. export controls, and we incorporate encryption technology into our customer service platform, live chat software, and analytics software that is enabled through mobile applications and other software we may be deemed to export. These encryption products and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, a license exception or other appropriate government authorizations, including the filing of an encryption registration. We previously deployed mobile applications prior to obtaining the required export authorizations. Accordingly, we have not fully complied with applicable encryption controls in U.S. export administration regulations. As discussed further below, in 2013, we filed final voluntary disclosures to relevant U.S. enforcement authorities regarding our failure to obtain required export authorizations.

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

Prior to our acquisition of WAC, WAC’s service was provided from servers based in the United States to persons and organizations located in jurisdictions that are subject to U.S. economic sanctions. WAC also made available for download from the United States certain encryption-functionality software without first having obtained U.S. government authorization to export such software. In these instances, WAC may have acted in violation of U.S. export controls and sanctions laws. In connection with the acquisition, WAC terminated the subscriptions of any customers believed to be located in restricted jurisdictions, screened its customers against applicable U.S. government lists of prohibited persons, and obtained U.S. government authorization to export its software. WAC has also filed initial voluntary disclosures with OFAC and BIS to alert these agencies of the apparent violations, and will supplement those disclosures with final reports after completing its investigation.

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

In addition, various countries regulate the import of certain encryption technology, including import permitting and licensing requirements, and have enacted laws that could limit our ability to offer our platform or distribute our platform or could limit our customers’ ability to implement our platform in those countries. Changes in our customer service platform, live chat software, or analytics software or future changes in export and import regulations may create delays in the introduction of our customer service platform, live chat software, or analytics software in international markets or prevent our customers with international operations from deploying our platform globally. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our customer service platform, live chat software, or analytics software by, or in our decreased ability to export or sell our customer service platform, live chat software, or analytics software to, existing or potential customers with international operations. Any decreased use of our customer service platform, live chat software, or analytics software or limitation on our ability to export or sell our customer service platform, live chat software, or analytics software would likely adversely affect our business operations and financial results.

We recognize revenue over the term of our customer contracts. Consequently, downturns or upturns in new sales may not be immediately reflected in our operating results and may be difficult to discern.

We generally recognize subscription revenue from customers ratably over the terms of their contracts and a majority of our revenue is derived from subscriptions that have terms longer than one month. As a result, a portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions with terms that are longer than monthly in any single quarter may have a small impact on our revenue results for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our customer service platform, live chat software, and analytics software, and potential changes in our pricing policies or rate of expansion or retention, may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, because we believe a substantial percentage of subscriptions to our customer service platform, live chat software, and analytics software are shorter than most comparable SaaS companies and because we have many variations of billing cycles, our deferred revenue may be a less meaningful indicator of our future financial results than for other SaaS companies. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

Certain of our operating results and financial metrics may be difficult to predict as a result of seasonality.

Although we have not historically experienced significant seasonality in terms of the number of subscriptions for our customer service platform throughout the year, we may be impacted by seasonal trends in the future, particularly as our business matures. We do not have sufficient experience in selling our live chat software and analytics software to determine if demand for these services are or will be subject to material seasonality. Since a large percentage of our subscriptions are monthly, customers are able to rapidly increase and decrease the number of authorized agents for whom they require a subscription quickly and easily, thereby potentially increasing the impact of seasonality on our revenue. This seasonality may be reflected to a much lesser extent, and sometimes may not be immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of our agreement. To the extent we experience this seasonality, it may cause fluctuations in our operating results and financial metrics, and make forecasting our future operating results and financial metrics difficult.

Our ongoing and planned investments in self-managed colocation data centers and third-party managed hosting services are expensive and complex, have resulted, and will result, in a negative impact on our cash flows and may negatively impact our financial results.

We have made and will continue to make substantial investments in our self-managed colocation data centers and third-party managed hosting services to support our growth and provide enhanced levels of service to our customers. We made capital expenditures relating to hosting equipment for use in these data centers of $0.5 million and $0.9 million in the three months ended September 30, 2015 and 2014, respectively, and $6.5 million and $6.0 million in the nine months ended September 30, 2015 and 2014, respectively. We have transitioned from primarily a managed-service hosting model, where a third party manages most aspects of our hosting operations, to a model in which a significant amount of our services are managed through self-managed colocation data centers, where we have more direct control over the hosting infrastructure and its operation. This has and may continue to have a negative impact on our cash flows and gross profit as we invest in capital assets to establish and expand our use of these self-managed colocation data centers and scale these facilities to expected demand. If we are required to make larger investments in our self-managed colocation data centers than we anticipated or if we require significant managed hosting services to support our growth, the negative impact on our operating results would likely exceed our initial expectations.

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

If we fail to integrate our customer service platform, live chat software, and analytics software with a variety of operating systems, software applications, and hardware that are developed by others, our customer service platform, live chat software, and analytics software may become less marketable, less competitive, or obsolete, and our operating results would be harmed.

Our customer service platform, live chat software, and analytics software must integrate with a variety of network, hardware, and software platforms, and we need to continuously modify and enhance our customer service platform, live chat software, and analytics software to adapt to changes in cloud-enabled hardware, software, networking, browser, and database technologies. In particular, we have developed our platform to be able to easily integrate with third-party SaaS applications, including the applications of software providers that compete with us, through the interaction of application platform interfaces, or APIs. In general, we rely on the fact that the providers of such software systems, including salesforce.com, continue to allow us access to their APIs to enable these customer integrations. To date, we have not relied on a long-term written contract to govern our relationship with these providers. Instead, we are subject to the standard terms and conditions for application developers of such providers, which govern the distribution, operation, and fees of such software systems, and which are subject to change by such providers from time to time. Our business may be harmed if any provider of such software systems:

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

We believe a significant component of our value proposition to customers is the ability to optimize and configure our customer service platform, live chat software, and analytics software to communicate with these third-party SaaS applications through our respective APIs. If we are not permitted or able to integrate with these and other third-party SaaS applications in the future, demand for our customer service platform could be adversely impacted and business and operating results would be harmed. In addition, an increasing number of individuals within organizations are utilizing mobile devices to access the Internet and corporate resources and to conduct business. We have designed mobile applications to provide access to our customer service platform, live chat software, and analytics software through these devices. If we cannot provide effective functionality through these mobile applications as required by organizations and individuals that widely use mobile devices, we may experience difficulty attracting and retaining customers. Failure of our customer service platform, live chat software, or analytics software to operate effectively with future infrastructure platforms and technologies could also reduce the demand for our platform, resulting in customer dissatisfaction and harm to our business. If we are unable to respond to changes in a cost-effective manner, our platform may become less marketable, less competitive, or obsolete and our operating results may be negatively impacted.

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

Any acquisition, including our acquisitions of Zopim and WAC, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. For example, we only recently completed our acquisitions of Zopim and WAC, and substantially all of the acquisition and integration risks remain. Acquisitions, including our acquisitions of Zopim and WAC, may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

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

Because our customer service platform, live chat software, and analytics software can be used to collect and store personal information, domestic and international privacy and data security concerns could result in additional costs and liabilities to us or inhibit sales of our customer service platform, live chat software, or analytics software.

Personal privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions where we offer our customer service platform, live chat software, or analytics software. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state, and foreign government bodies and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use, and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and consumer protection agencies. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including Directive 95/46/EC on the protection of individuals with regard to the processing of personal data and on the free movement of such data established in the European Union, or the Data Protection Directive, and data protection legislation of the individual member states subject to the Data Protection Directive. The Data Protection Directive will likely be replaced in time with the pending European General Data Protection Regulation which may impose additional obligations and risk upon our business. In many jurisdictions enforcement actions and consequences for non-compliance are also rising.

We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of personally identifiable information, or PII, by U.S. companies doing business in Europe from the European Economic Area to the U.S. As a result of a recent opinion of the European Union Court of Justice, or ECJ, regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S.-EU Safe Harbor Framework is no longer deemed to be a valid method to ensure compliance with restrictions set forth in the Data Protection Directive and data protection legislation of individual member states restricting the transfer of data outside of the European Economic Area. In light of the recent ECJ opinion, we have and expect to continue to engage in efforts to ensure that data transfers from the European Economic Area comply with the Data Protection Directive and the data protection legislation of individual member states. These efforts may be deemed unacceptable by the data protection authorities of individual member states or by current or prospective customers. Failure to comply with data protection regulations may result in data protecting authorities and other privacy regimes imposing additional obligations to obtain consent from data subjects by or on behalf of our customers. Additionally, the inability to guarantee compliance or otherwise provide acceptable privacy assurances may inhibit the sale and use of our software in the European Union and certain other markets, which could, were it to occur, harm our business and operating results.

In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Further, our customers may require us to comply with more stringent privacy and data security contractual requirements.

Because the interpretation and application of many privacy and data protection laws, commercial frameworks and standards are uncertain, it is possible that these laws, frameworks, and standards may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our customer service platform, live chat software, or analytics software. If so, in addition to the possibility of fines, lawsuits, breach of contract claims, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our customer service platform, live chat software, and analytics software, which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and security or data security laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business.

Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our customer service platform, live chat software, or analytics software. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our customer service platform, live chat software, or analytics software, particularly in certain industries and foreign countries.

We may be sued by third parties for alleged infringement of their proprietary rights.

There is considerable patent and other intellectual property development activity in our industry. Our future success depends in part on not infringing upon the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. We may receive claims from third parties, including our competitors, that our customer service platform, live chat software, and analytics software and underlying technology infringe or violate a third party’s intellectual property rights, and we may be found to be infringing upon such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our customer service platform, live chat software, or analytics software, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses, modify our customer service platform, live chat software, or analytics software, or refund subscription fees, which could further exhaust our resources. In addition, we may incur substantial costs to resolve claims or litigation, whether or not successfully asserted against us, which could include payment of significant settlement, royalty or license fees, modification of our customer service platform, live chat software, and analytics software, or refunds to customers of subscription fees. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and other employees from our business operations. Such disputes could also disrupt our customer service platform, live chat software, or analytics software, adversely impacting our customer satisfaction and ability to attract customers.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.

Our agreements with customers and other third parties may include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from our customer service platform, live chat software, or analytics software or other acts or omissions. The term of these contractual provisions often survives termination or expiration of the applicable agreement. Large indemnity payments or damage claims from contractual breach could harm our business, operating results, and financial condition. From time to time, customers require us to indemnify or otherwise be liable to them for breach of confidentiality or failure to implement adequate security measures with respect to their data stored, transmitted, or processed by our customer service platform, live chat software, or analytics software. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other current and prospective customers, reduce demand for our customer service platform, and harm our business and operating results.

Our use of “open source” software could negatively affect our ability to sell our customer service platform, live chat software, and analytics software and subject us to possible litigation.

We use open source software in our customer service platform, live chat software, and analytics software and expect to continue to use open source software in the future. We may face claims from others claiming ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of the open source software, derivative works or our proprietary source code that was developed using such software. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our customer service platform, live chat software, or analytics software, any of which would have a negative effect on our business and operating results. In addition, if the license terms for the open source software we utilize change, we may be forced to reengineer our customer service platform, live chat software, or analytics software or incur additional costs. Although we have implemented policies to regulate the use and incorporation of open source software into our customer service platform, live chat software, and analytics software, we cannot be certain that we have not incorporated open source software in our customer service platform, live chat software, and analytics software in a manner that is inconsistent with such policies.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend in part upon our intellectual property. We currently have two issued patents and have a limited number of patent applications, none of which may result in an issued patent. We primarily rely on copyright, trade secret and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.

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

We have funded our operations since inception primarily through sales of equity securities, capital lease arrangements, loans for equipment, and subscription payments by our customers for use of our customer service platform, live chat software, and analytics software. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of subscriptions for our customer service platform, or unforeseen circumstances. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, we may not be able to generate sufficient cash to service any debt financing obtained by us, which may force us to reduce or delay capital expenditures or sell assets or operations. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

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

In September 2015, we implemented a hedging program to mitigate the impact of foreign currency fluctuations on our cash flows and earnings. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments, which could adversely affect our financial condition and operating results.

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

We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2015, we had recorded a total of $11.9 million of goodwill and intangible assets related to our acquisition of Zopim. We expect to record a substantial amount of goodwill associated with the acquisition of WAC in the quarter ending December 31, 2015. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.

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

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication, and business applications. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our platform in order to comply with these changes or substantially increase costs associated with the operation of our customer service platform, live chat software, and analytics software. Additionally, the adoption of any laws, regulations, or practices limiting Internet neutrality, could allow Internet service providers to block, degrade or interfere with our products or services. These laws, regulations, or practices could decrease the demand for, or the usage of, our products and services, increase our cost of doing business and adversely affect our operating results. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees, or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally, or result in reductions in the demand for Internet-based platforms and services such as ours. In addition, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses,” “worms,” and similar malicious programs and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure.

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

As of September 30, 2015, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 31.4% of our outstanding common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Item 2. Unregistered Sales of Equity Securities

The following table provides information with respect to repurchases of unvested shares of our common stock made pursuant the 2009 Stock Option and Incentive Plan during the three months ended September 30, 2015. No other shares of our common stock were repurchased during the period.

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2015	1,834	$1.36	—	—
August 1 - August 31, 2015	—	—	—	—
September 1 - September 30, 2015	—	—	—	—
Total	1,834		—

_________________

(1)

Certain stock option awards under our 2009 Stock Option and Incentive Plan allow participants to exercise options prior to vesting, subject to a right of a repurchase by us. All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zendesk, Inc.
Date: November 5, 2015	By:	/s/ Alan Black
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