Form 10-K
period 2015-12-31
Zendesk, Inc.
filed 2016-02-26
CIK 1463172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $1,203 million. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of January 31, 2016 was 90,507,351.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2015. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our future financial performance, including our revenue, cost of revenue, gross profit, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;
•	the sufficiency of our cash and cash equivalents, and marketable securities to meet our liquidity needs;
•	our ability to attract and retain customers to use our customer service platform, live chat software, and analytics software, and to optimize the pricing for such software;
•	the evolution of technology affecting our platform, services, and markets;
•	our ability to innovate and provide a superior customer experience;
•	our ability to successfully expand in our existing markets and into new markets;
•	the attraction and retention of qualified employees and key personnel;
•	worldwide economic conditions and their impact on information technology spending;
•	our ability to effectively manage our growth and future expenses;
•

our ability to successfully offer our live chat software and our analytics software as standalone services or further integrate such software with our customer service platform; our ability to maintain, protect, and enhance our intellectual property;

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

Our business model is designed to drive organic growth, leverage positive word-of-mouth, and remove friction from the evaluation and purchasing process. We enable and encourage customers to try our products through free trials and subscribe to them directly through our website. Our sales team largely focuses on a land and expand strategy, which leverages this grassroots adoption and seeks to expand our footprint within organizations.

As of December 31, 2015, we had approximately 69,100 paid customer accounts for our customer service platform and live chat software in the aggregate.  This includes approximately 35,700 customer accounts for paid subscription plans on our customer service platform (other than our low-cost Starter plan) and approximately 33,400 customer accounts for paid subscription plans of our live chat software.  Organizations are able to access “freemium” plans on our customer service platform and live chat software, as well as email collaboration software, that are provided by us free of charge or at very low cost.  As of December 31, 2015, we had more than 121,100 active accounts using these services.  Our customers represent organizations across a broad array of sizes, industries, and geographies. They are located in 150 countries and territories and provide service through our customer service platform in over 40 languages.

In October 2015, we completed the acquisition of We Are Cloud SAS, or WAC, a maker of analytics software. Over time, we expect to integrate our analytics software across our products to become a core technology within our customer service platform and to enable us to enhance the data analytics capabilities across our products. We also expect to continue to sell our analytics software on a standalone basis.

Our financial performance reflects our significant customer growth and strong customer retention and expansion. For the years ended December 31, 2015, 2014, and 2013, our revenue was $208.8 million, $127.0 million, and $72.0 million, respectively, representing a 64% growth rate from 2014 to 2015 and a 76% growth rate from 2013 to 2014. For the years ended December 31, 2015, 2014, and 2013 we derived $92.5 million, or 44%, $54.8 million, or 43%, and $29.6 million, or 41%, respectively, of our revenue from customers located outside of the United States.

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

•

Beautifully Simple.    We have an overarching philosophy to be beautifully simple. This approach begins with the look and feel of our customer service platform. We take intuitive design elements that people have grown to expect from consumer software and incorporate them into our customer service platform. The complexity of our underlying technology is wrapped in an easy-to-use interface built to simplify the tough work of customer service. However, beautifully simple at Zendesk extends far beyond that. We offer a free trial and a transparent purchase process with numerous self-service options that are suitable for small and medium sized businesses, or SMBs, and enterprise departments as well as assisted options for larger customers. Once purchased, our customer service platform provides fast results due to an easy set-up with a detailed tutorial and we assist organizations with questions or concerns through our product support team, community forum, and other software tools.

•

Omni-Channel and Contextual.    Our customer service platform is built to support customers across a wide variety of integrated channels—email, voice, social media, and websites. We offer live chat as a standalone service and as a means to integrate chat-enabled agents into our customer service platform. We also offer upgraded features for the voice channel as an add-on subscription to our customer service platform. With little to no setup, our customer service platform can receive, manage, track, and report on customer interactions regardless of where they occur. This enables employees to listen to and engage with customers through the appropriate channels. In addition, our customer service platform provides important contextual information around customer issues by encouraging employee collaboration and enabling real-time information sharing. Based on our belief that the best customer service involves a whole organization, our customer service platform makes it easy for multiple departments to work together on as well as stay informed about customer interactions.

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

•

Open Platform.    Integrations openly exchange information and product functionality between our customer service platform and other applications, leading to better informed customer conversations. Our platform includes over 350 pre-built integrations with CRM, e-commerce, telephony, live chat, and other apps, which are enabled through our app marketplace. Developed with our open APIs, our platform can also be customized, integrated, or expanded upon with private apps.   Through Zendesk Embeddables, we enable customers to simply and natively integrate critical functionality directly into their own websites and applications, including optimized integrations for mobile applications.

•

Proactive and Predictive Engagement.    Our customer service platform is designed to provide customer service on the customer’s terms. Organizations are equipped to proactively communicate with customers at the most relevant and critical moments. For example, organizations can automatically trigger workflow to proactively reach out to customers that may signal they have had a bad experience or need particular attention. We also offer organizations tools that assist organizations with making predictions on potential customer service outcomes, enabling organizations to turn potential bad customer service interactions into good interactions.

•

Strategic Analytics.    Our customer service platform provides analytics that are mission critical for an organization’s operations, including the option to provide managers with access to real-time operational efficiency and customer satisfaction analytics at the interaction, agent, and organizational level. We continuously collect anonymized data, through the Zendesk Benchmark, to regularly report relevant comparisons of an organization’s metrics relative to its peers based on size, industry, and geographic region. Managers can be informed through our customer service platform on the strengths and weaknesses of their customer service efforts on an hourly basis, as well as provided with recommendations of how to improve performance.

Growth Strategy

Zendesk was founded in 2007, aiming to help organizations build successful long-term relationships with their customers. We strive to continue the work our three founders began when they looked at the state of customer service and said: “we can do better.” We are focused on the following key areas of growth:

•

Introducing New Products and Broadening Our Platform Functionality.    We are continuously investing in building a customer service platform that elegantly facilitates and improves customer service and ultimately creates successful long-term customer relationships. Significant research and development efforts are currently focused on broadening our existing customer engagement, data analytics and reporting, and communication tools. We intend to continue to develop new products and functionality to expand our platform and support that mission. In addition, we may selectively pursue acquisition opportunities of technologies that can broaden the functionality of our platform.

•

Furthering Our Data-Driven Approach.    We believe our platform is unique for empowering a data-driven approach to customer interactions. For example, we have introduced the Zendesk Benchmark to enable organizations to compare their critical customer service performance metrics with their peers. Through Zendesk Insights, organizations can compute and display advanced analytics based on their raw data.  In October 2015, we completed the acquisition of WAC. Over time, we expect to integrate this analytics software to become a core technology within our customer service platform and to enable us to further integrate data analytics capabilities across our products. We also expect to continue to develop and sell our analytics software on a standalone basis.

•

Maintaining Leadership in SMB Market.    Our customer base today includes a large number of SMBs across industries and geographies. Our customer service platform’s ease-of-use, fast results, and flexible pricing are well suited for their needs. We will continue to expand sales in existing organizations, target new organizations, and advance our leadership position in the SMB market.

•

Expanding Our Enterprise Customer Base.    Larger enterprises make up an increasing portion of our customer base. Our enterprise sales strategy is focused on land and expand, in which we sell our customer service platform into a single department or location and grow by adding agents in other departments, product divisions, and geographies. In addition to increasing the number of users, our customers often upgrade to our more expensive and feature rich subscription plans. We intend to continue to invest in research and development efforts designed to introduce features that are important to larger enterprises. We expect our recent sales initiatives to increase sales to new larger enterprises as well as increase our penetration in existing customers through expansion and subscription plan upgrades.

•

Continuing to Increase Our Global Customer Footprint.    We serve a global market. As of December 31, 2015, 2014, and 2013, we generated 44%, 43%, and 41%, respectively, of our revenue outside of the United States. Our international sales efforts will be focused on certain countries outside of the United States, including Brazil, France, Germany, Japan, and the United Kingdom, where we have demonstrated significant organic customer traction or believe represent particularly strategic opportunities.

•

Broaden Our Integrations and Partnerships.    Our customer service platform is deep and extendible, with over 350 applications integrated with our software, and a network of partner and third-party developers building additional applications which integrate with and embed our platform’s functionality. By growing this Zendesk ecosystem, we plan to build on relationships with third-party organizations and developers who further extend our customer service platform into new customers and use cases.

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

•

Voice.    Make or receive calls through our customer service platform. Organizations can natively create support phone numbers or use existing telephony systems through our open API. Voicemails are automatically transcribed into a ticket and employees can record key information from calls in tickets.  Through our Advanced Voice service, we offer organizations upgraded features for communicating with their customers, including interactive voice response capabilities, the ability to provide additional context when transferring voice conversations between agents, and advanced features to analyze these voice interactions at an additional cost per enabled agent.

•	Social Media. Convert Tweets and Facebook posts into tickets and reply through our customer service platform to keep a record of all conversations in one interface.
•

Business Rules.    Initiate workflows triggered by ticket field changes or time-based conditions. Our customer service platform comes with pre-configured business rules that we recommend as best practices.

•

Add-on Features.    For Professional and Enterprise plan subscribers, choose to add additional features that are important to support critical business needs. These add-ons include features such as data encryption at rest, the ability to specify the region in which account data is stored, enhanced disaster recovery, priority support, the ability to allow non-support employees to collaborate internally, and the ability to provide support for multiple business units from a single instance of our customer service platform.

•

Mobile Apps.    View and respond to requests through our native agent mobile apps for the iPhone, iPad, Android devices, Windows Phone, and Kindle Fire. Our channel agnostic SaaS architecture ensures the same information and product functionality is available regardless of the device used.

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

Leveraging Strategic Analytics

Our customer service platform offers unique tools for organizations to understand their customers and track the efficiency and effectiveness of their customer service. Key features include:

•

Reporting and Analytics.    Track real-time key performance indicators at the customer interaction, agent, or department level through customer service dashboards that are built into our interface. Metrics included cover customer satisfaction, first response time, ticket volume, and usage of self-service features. Through Zendesk Insights, organizations with advanced plans can create custom reports and filter data, as well as compute and display advanced analytics based on their raw data that is updated as frequently as every hour. As we integrate our analytics software across our products, we expect that such software will enable us to provide additional analytics capabilities within our customer service platform.

•

Zendesk Benchmark.    Compare customer service performance against similarly-sized organizations in the same industry and geographic region with the Zendesk Benchmark. Aggregating data to create relevant indices, performance metrics are shown on managers’ interfaces for real-time feedback and published in a quarterly report on our website.

Zendesk Embeddables

Through Zendesk Embeddables, we make it simple to extend our customer service platform and live chat software and integrate critical functionality natively into an organization’s website or mobile application.  Key features include:

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

Subscription Plans

We currently offer a number of subscription plans for our customer service platform that vary based on the level of advanced features and dedicated product support. After a free trial, our customers use a credit card or execute a service order to purchase a subscription plan, typically for a monthly or annual subscription term. Our packaging and pricing philosophy is centered in transparency and simplicity, with all information publicly available on our website. Our subscription plans include:

•

Essential.    The Essential plan provides access to our customer service platform for employees to customer communications gathered through email, social media, and websites, as well as performance analytics comparisons with the Zendesk Benchmark.

•

Team.    Well-suited for small organizations and enterprise departments, the Team plan provides organizations more control over workflow, including options for group views and customer business rules, and allows employees to engage with customers through more channels, including community forums. Team plan subscribers also have the ability to use our public apps with their subscription, to receive email-based product support and to track performance with customer satisfaction metrics and dashboards.

•

Professional.    To upgrade customer service for organizations of all sizes, extra features in the Professional plan include custom analytics through Zendesk Insights, multi-lingual content management, and internal knowledge base for employees. Professional plan subscribers have the ability to develop their own private apps for use on our customer support platform. In addition to email, customers on our Professional plan receive product support from our dedicated customer advocates via phone.

•

Enterprise.    As our deployments grow across departments to be the primary customer service software solution, the Enterprise plan incorporates tools to share customer interactions with the whole organization including unlimited light agents. In addition, we provide 24/7 email, phone and chat support to drive customer success during deployment and ongoing use.

Live Chat Software

Through our live chat software we enable organizations to communicate in real-time with their customers through online chat.  Our live chat software offers advanced features to capture, analyze, and automate these conversations, enabling organizations to more effectively engage with their customers, including by proactively reaching out to them before they’ve indicated a need for support.  We offer our live chat software on a standalone basis and also integrate it as a means to provide chat functionality on our customer service platform for chat enabled agents.

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

•

Premium.    The Premium plan enables organizations to track both broad and specific agent metrics, as well as real time metrics. The Premium plan also permits subscribers with additional options to customize the experience for the customers seeking support via the chat. In addition, our Premium plan offer subscribers with 24/7 chat-based support.

Analytics Software

Through our analytics software, we enable organizations to analyze and visualize data from a diverse set of applications. Our analytics software allows subscribers to connect and build queries across multiple data sources and analyze results through a variety of data visualizations. Over time, we expect to integrate our analytics software across our products to become a core technology within our customer service platform and to enable us to enhance the data analytics capabilities across our products.

Subscription Plans

We currently offer two subscription plans for our analytics software that are based on the level of advanced features provided.  As with the subscription plans for our other products, we provide prospective customers with a free trial.  Following this free trial, our customers may use a credit card or execute a service order to purchase a subscription plan, typically for a monthly or annual subscription term. Our subscription plans include the following:

•

Base Plan.    The Base plan enables organizations to quickly visualize their data that may be stored in a variety of data sources. This plan is designed to allow organizations to use our data connectors to quickly build and deploy visualizations of this data.

•

Big Data.    The Big Data plan enables organizations to connect to a wider set of data sources, with a focus on connections to and integrations of data from larger and more complex data sources as compared to our Base plan.

Customers

As of December 31, 2015, we had approximately 69,100 paid customer accounts for our customer service platform and live chat software in the aggregate.  This includes approximately 35,700 customer accounts for paid subscription plans on our customer service platform (other than our low-cost Starter plan) and approximately 33,400 customer accounts for paid subscription plans of our live chat software.

Our freemium plans include the Starter plan for our customer service platform, our Lite plan for live chat software, and our Zendesk Inbox service for facilitating and simplifying email collaboration on group email aliases.  We believe these services provide exposure to our brand and establish a relationship that can facilitate further adoption of our customer service platform and live chat software as organizations grow in size and their service needs grow more complex. As of December 31, 2015, we had more than 121,100 active customer accounts on our freemium plans.  A customer account on our freemium plans is considered active based on whether functionality of the service has been utilized within the 90-day period preceding the measurement date. In the quarter ended December 31, 2015, we introduced our Essential plan for our customer service platform. This plan replaced our Starter plan as the least expensive paid plan on our customer service platform. Following the introduction of our Essential plan, we no longer made our Starter plan available for new accounts. Accounts that subscribe to our Essential plan are included in the determination of the number of paid customer accounts.

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

We also deploy a direct sales approach, which includes an inside sales team based in three regional hubs: the Americas, EMEA (Europe, Middle East, and Africa), and APAC (Asia-Pacific). This team qualifies and manages prospective and current customers, aiming to initiate, retain, and expand their use of our customer service platform and live chat software over time. Our inside sales team partners with technical sales and product engineers to provide pre-sales technical support and is also responsible for driving renewals of existing contracts.

We are developing and expanding our field sales and marketing teams responsible for discovery, qualification, and account management for larger organizations. We expect to increase penetration into larger organizations through a land and expand strategy whereby we attempt to capitalize on the limited use of our customer service platform and live chat software by a functional or geographic department to expand the use of our solutions throughout other parts of the organization.

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

Our marketing efforts are focused on generating awareness of our products, creating sales leads, establishing and promoting our brand, and cultivating a community of successful and vocal customers. Based on our belief that the best method to sell subscriptions to our platform is to actively use and explore their capabilities, one focus of the marketing team is to drive and encourage free trials and the successful conversion of trials to paid subscriptions. At any time during this limited-time trial, the prospective customer may elect to subscribe to simply-priced plans by providing their credit card information. We utilize both online and offline marketing initiatives, including search engine and email marketing, display and video advertising, blogs, corporate communications, whitepapers, case studies, user events, conferences and webinars.

As of December 31, 2015, we had 511 employees in our sales and marketing organization. Our sales and marketing expenses were $114.1 million, $77.9 million and $37.6 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Product Support and Professional Services

We strive to exemplify the great customer service that organizations of all sizes can provide with our customer service platform and live chat software by offering multi-channel service from our product support team, a rich self-help knowledge center with detailed product guides, and active community forums for agents, managers, and developers.

We offer different levels of product support for our platform based upon the subscription plans purchased by our customers. Essential and Starter plan customers rely exclusively on our knowledge base and community forums for support. Support from our product support team is offered to all other subscribers, with 24/7 email, voice, and chat support available for our Enterprise plan subscribers. Regardless of the plan purchased, our customer service platform provides an intuitive interface, connectivity to our self-help knowledge base and community forums, and step-by-step tutorials to help employees learn, use and deploy our platform effectively.

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

We maintain separate dedicated product support teams for our live chat software and our analytics software. In the future, we intend to integrate the separate dedicated product support team for our live chat software into our support organization.

Technology

The technology infrastructure used for our customer service platform and live chat software is designed to provide an available and scalable multi-tenant cloud-based platform with industry-standard security measures. We utilize industry leading hardware and software components to provide for and enable the rapid growth of our business. We employ virtualization to maximize utilization where appropriate. Maintaining the integrity and security of our technology infrastructure is critical to our business, and as such we leverage industry-standard security and monitoring tools to ensure performance across our network.

The architecture and deployment of our customer service platform and live chat software are described and guided by the key characteristics below:

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

•

Security.    Our platform hosts a large quantity of customer data. We maintain a comprehensive security program designed to help safeguard the security and integrity of our customers’ data, which includes both organizational and technical measures such as perimeter security, industry standard intrusion detection systems, security protocols, authentication of customers and employees prior to accessing our platform, and testing of each released update before deployment. We regularly review our security program. In addition, we regularly obtain third-party security audits and examinations of our technical operations and practices covering data security, including a Statement on Standard Attestation Engagement No. 16 (SSAE16), Service Organization Controls #2 (SOC 2) Type II Attestation and International Organization for Standardization 27001:2013 certification.

We originally utilized third-party managed hosting facilities located in the United States exclusively for hosting our customer service platform. Beginning in 2012, we added use of third-party data centers in which we lease space and where we manage our own hosting and network equipment, or self-managed colocation data centers. We currently operate out of four third-party data centers in which we lease space and where we manage our own hosting and network equipment, or self-managed colocation data centers, located in California, Virginia, Ireland, and Germany. We intend to increase capacity in self-managed colocation data centers and/or with third-party managed hosting services over time to support our growth.

Our self-managed and third-party managed hosting services utilized for our platform provide both physical security measures, including year-round manned security, biometric access controls and video surveillance systems, and systems security measures, including firewalls, environmental controls, and redundant power and Internet connectivity. These facilities have SSAE16 or ISO 27001 attestations or equivalent certifications with respect to service availability and information security management.

We utilize managed hosting facilities located in the United States to host our analytics software. In the future, we intend to conform our analytics software to the technical and other operational and security measures applicable to our customer service platform and live chat software.

Research and Development

Our research and development organization is responsible for the development, design, and testing of all aspects of our platform and other products. We invest heavily in these efforts to continuously improve and innovate. In addition to our hosted software solution, we have developed multi-functional APIs that we utilize to build our products as well as facilitate integrations of our products with third-party applications.

Our global research and development team is based in San Francisco, California; Copenhagen, Denmark; Melbourne, Australia; Dublin, Ireland; Singapore; and Montpelier, France. To foster rapid innovation, our team is further apportioned into smaller, agile development teams.

We deploy new features, functionality, and technologies across our products through weekly software releases or updates in order to minimize disruption and provide for constant improvement.

To create a roadmap that meets our customers’ needs, we emphasize collaboration during the development process. Customers provide input through feedback forums, dialogue with our product support team, and feature utilization. As a result of using our platform internally to support our customers, we also develop new or improved features based on our employees’ feedback.

As of December 31, 2015, we had 324 employees in our research and development organization. Our research and development expenses were $62.6 million, $36.4 million and $15.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

For small to medium-sized organizations, we often compete with general use computer applications and other tools that organizations have adapted for customer service, including shared accounts for email communication, phone banks for voice communication, and pen and paper, text editors, and spreadsheets for tracking and management. For larger organizations, we compete with custom software systems and large enterprise software vendors, including salesforce.com, Inc., Oracle Corporation, Verint Systems, Inc., and Microsoft Corporation. Additionally, for organizations seeking software to support employee service and other internal use cases, we compete with companies such as ServiceNow, Inc., BMC Software, Inc., Atlassian Pty Ltd, and Hewlett-Packard Enterprise Co. In addition, we compete with a number of smaller SaaS providers with focused customer service applications, including desk.com (a salesforce.com service), Kayako Helpdesk Pvt. Ltd., Freshdesk, Inc., Brightwurks, Inc. (Help Scout), SupportBee, Inc., and Tenmiles Technologies Pvt. Ltd. (Happy Fox). We also compete with a number of providers of live chat software, including LivePerson, Inc, BoldChat (a LogMeIn, Inc. service), Velaro, Inc., SnapEngage, LLC, Habla, Inc. (Olark), and LiveChat, Inc. and a number of providers of analytics software, including Tableau Software, Inc., Looker Data Sciences, Inc., and Domo, Inc. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses or the failure of our customer service platform and live chat software to achieve or maintain more widespread market acceptance, any of which could harm our business.

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

We have developed a patent program, and a strategy to identify, apply for, and secure patents for innovative aspects of our platform and technology. We have two issued U.S. patents and five U.S. patent applications pending. We also have four pending patent applications in jurisdictions outside of the United States. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost-effective.

We actively pursue registration of our trademarks, logos, service marks, and domain names in the United States and in other key jurisdictions. We are the registered holder of a variety of United States and international domain names that include the term Zendesk, Zopim or certain variations. We use several trademarks for our products and services, including “Zendesk,” “Zopim,” and several logos and images.

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

We believe strongly in our obligation to participate in and improve the communities where we work and live. We do this through an active program of corporate social responsibility. In 2015, we launched the Zendesk Neighbor Foundation, a nonprofit organization to provide financial and strategic support to organizations that operate near our offices across the world. We have committed to provide a $1 donation to the foundation for every new agent added during the first year of a new subscription to paid subscription plans on our customer service platform and to our live chat software. In addition, we have entered into and implemented a series of community benefits agreements, including extensive volunteer efforts, workforce development and training, financial support for critical community programs, and promotion of local arts and culture, with the communities in which our offices are located and our employees live and work.

As of December 31, 2015, we had a total of 1,268 employees, including 532 employees located outside the United States. Although we have statutory employee representation obligations in certain countries, our U.S. employees are not represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

Our customers, and those with whom they communicate using our customer service platform and live chat software, upload and store customer service and other data onto our platform and provide access to their data sources to our analytics software, generally without any restrictions imposed by us. This presents legal challenges to our business and operations, such as rights of privacy or intellectual property rights related to the content loaded onto our platform. Both in the United States and internationally, we must monitor and comply with a host of legal concerns regarding the data stored and processed on our platform or within our analytics software as well as the operation of our business. These laws include, without limitation, the following:

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

In the European Union, where U.S. companies must meet specified privacy and security standards, Directive 95/46/EC on the protection of individuals with regard to the processing of personal data and on the free movement of such data established in the European Union, or the Data Protection Directive, and data protection laws of each of the European Member countries require comprehensive information privacy and security protections for consumers with respect to PII collected about them. We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of personally identifiable information, or PII, by U.S. companies doing business in Europe from the European Economic Area to the U.S. As a result of a recent opinion of the European Union Court of Justice regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S.-EU Safe Harbor Framework is no longer deemed to be a valid method to ensure compliance with restrictions set forth in the Data Protection Directive and data protection legislation of individual member states restricting the transfer of data outside of the European Economic Area. On February 2, 2016, European Union and U.S. officials announced an agreement on a new framework, the EU-U.S. Privacy Shield, to replace the U.S.-EU Safe Harbor Framework. Details regarding the new EU-U.S. Privacy Shield have not been finalized, published, or interpreted. We have and expect to continue to engage in efforts to ensure that data transfers from the European Economic Area comply with the Data Protection Directive and the data protection legislation of individual member states.

Certain laws and regulations that protect the collection, use and disclosure of particular types of data may hinder our ability to provide services to customers and potential customers subjected to such laws. For example, the Gramm-Leach-Bliley Act of 1999 imposes specific obligations on companies that process certain financial data on behalf of covered entities. We do not currently certify that our customer service platform, live chat software, or analytics software complies with these regulations. In order to compete in such highly regulated markets we will have to invest in additional resources, establish processes, and introduce additional measures to satisfy regulatory requirements applicable to companies serving such covered entities.

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

We have incurred net losses in each year since our inception, including net losses of $24.5 million and $17.5 million in the three months ended December 31, 2015 and 2014, respectively, and net losses of $84.1 million and $67.4 million for the fiscal year ended December 31, 2015 and 2014, respectively. We had an accumulated deficit of $215.9 million at December 31, 2015. For the three months ended December 31, 2015 and 2014, our revenue was $62.6 million and $38.5 million, respectively, representing a 63% growth rate. For the fiscal year ended December 31, 2015 and 2014, our revenue was $208.8 million and $127.0 million, respectively, representing a 64% growth rate. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

—

development of our customer service platform, live chat software, and analytics software, including investments in our research and development team, the development or acquisition of new products, features and functionality, and improvements to the scalability, availability, and security of our customer service platform, live chat software, and analytics software;

—

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

We have experienced and may continue to experience rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from 806 employees as of December 31, 2014 to 1,268 employees on December 31, 2015. In addition, we have established subsidiaries in Denmark, the United Kingdom, Australia, Ireland, Japan, the Philippines, Brazil, and Germany since our inception in 2007, and, as a result of the acquisitions of Zopim and WAC, we also have subsidiaries in Singapore and France. We may continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of customers, end users, transactions, and data that our customer service platform and our associated hosting infrastructure support. Finally, our organizational structure is becoming more complex and we may need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures to manage this complexity. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, simplicity in design, and attention to customer satisfaction that has been critical to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

We face competition from in-house software systems, large integrated systems vendors, and smaller companies offering alternative SaaS applications. Our competitors vary in size and in the breadth and scope of the products and services they offer. We face substantial competition from salesforce.com, Inc., Oracle Corporation, Verint Systems, Inc., and Microsoft Corporation, each of which can bundle competing products and services with other software offerings, or offer them at a low price as part of a larger sale. In addition, we compete with a number of other SaaS providers with focused customer support applications, including desk.com (a salesforce.com service), Kayako Helpdesk Pvt. Ltd., Freshdesk, Inc., Brightwurks, Inc. (Help Scout), SupportBee, Inc., and Tenmiles

Technologies Pvt. Ltd. (Happy Fox), many of which offer free or significantly discounted prices for their services. For organizations seeking software to support employee service and other internal use cases, we compete with companies such as ServiceNow, Inc., BMC Software, Inc., Atlassian Pty Ltd, and Hewlett-Packard Company. We compete with a number of providers of live chat software, including Live Person, Inc., BoldChat (a LogMeIn, Inc. service), Velaro, Inc. Snap Engage, LLC, Habla, Inc. (Olark), and LiveChat, Inc. and a number of providers of analytics software, including Tableau Software, Inc., Looker Data Sciences, Inc., and Domo, Inc. Further, other established SaaS providers not currently focused on customer support, live chat software, or analytics software may expand their services to compete with us. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Additionally, some existing and potential customers, particularly large organizations, have elected, and may in the future elect, to develop their own internal customer support software system. Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult to compete with them. For all of these reasons, we may not be able to compete successfully against our current and future competitors or retain existing customers, which would harm our business.

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

As a result of the acquisitions of Zopim and WAC, we now sell our live chat software and analytics software as standalone services. Our live chat software can also be integrated with our customer service platform as a means to enable live chat functionality for agents and this integration is now the primary means by which we offer chat functionality on our customer service platform. We expect to integrate our analytics software with our customer service platform and other products as a component of these services.

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

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, is intense, especially for engineers experienced in designing and developing software and SaaS applications and experienced sales professionals. We have, from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived or actual value of our equity awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

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

Increasing our customer base and achieving broader market acceptance of our customer service platform, live chat software, and analytics software will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain new customers. From December 31, 2014 to December 31, 2015, our sales and marketing organization increased from 303 to 511 employees. We plan to continue to expand our direct sales force both domestically and internationally and to increase the proportion of our sales professionals that have experience in selling to larger organizations. There is significant competition for experienced sales and marketing professionals with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales and marketing professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Our recent hires and planned hires may not become as productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. We cannot predict whether, or to what extent, our sales will increase as we expand our sales and marketing functions or how long it will take for new personnel to become productive. Our business will be harmed if our sales and marketing efforts do not generate a significant increase in revenue.

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

To date, we have been primarily dependent on our direct sales force to sell subscriptions to our customer service platform, live chat software, and analytics software. Although we have developed certain channel partners, such as referral partners, resellers, and integration partners, these channels have resulted in limited revenue to date. We believe that continued growth in our business is dependent upon identifying, developing, and maintaining strategic relationships with additional channel partners that can drive substantial revenue. Our agreements with our existing channel partners are non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with ours. They may also cease marketing our customer service platform, live chat software, and analytics software with limited or no notice and with little or no penalty. We expect that any additional channel partners we identify and develop will be similarly non-exclusive and not bound by any requirement to continue to market our customer service platform, live chat software, or analytics software. If we fail to identify additional channel partners, in a timely and cost-effective manner, or at all, or are unable to assist our current and future channel partners in independently selling and deploying our customer service platform, live chat software, or analytics software, our business, results of operations, and financial condition could be adversely affected. Additionally, customer retention and expansion attributable to customers acquired through our channel partners may differ significantly from customers acquired through our direct sales efforts. If our channel partners do not effectively market and sell our customer service platform, live chat software, or analytics software, or fail to meet the needs of our customers, our reputation and ability to grow our business may also be adversely affected.

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

In the three months ended December 31, 2015 and 2014, we derived 44% and 45% of our revenue from customers located outside of the United States, respectively, and for each of the fiscal years ended December 31, 2015 and 2014, we derived 44% and 43% of our revenue from customers located outside of the United States, respectively. We are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and product support operations in the United States and certain countries across Europe, Australia, Asia, and South America. Our sales organization outside the United States is substantially smaller than our sales organization in the United States and to date a very limited portion of our sales has been driven by resellers or other channel partners. We believe our ability to convince new customers to subscribe to our customer service platform, live chat software, and analytics software or to convince existing customers to renew or expand their use of these services is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.

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

We may be impacted by seasonal trends, which may become more apparent as our business matures. We do not have sufficient experience in selling our live chat software and analytics software to determine if demand for these services are or will be subject to material seasonality. Since a large percentage of our subscriptions are monthly, customers are able to rapidly increase and decrease the number of authorized agents for whom they require a subscription quickly and easily, thereby potentially increasing the impact of seasonality on our revenue. This seasonality may be reflected to a much lesser extent, and sometimes may not be immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of our agreement. To the extent we experience this seasonality, it may cause fluctuations in our operating results and financial metrics, and make forecasting our future operating results and financial metrics difficult.

Our ongoing and planned investments in self-managed colocation data centers and third-party managed hosting services are expensive and complex, have resulted, and will result, in a negative impact on our cash flows and may negatively impact our financial results.

We have made and will continue to make substantial investments in our self-managed colocation data centers and third-party managed hosting services to support our growth and provide enhanced levels of service to our customers. We made capital expenditures relating to hosting equipment for use in these data centers of $3.8 million and $0.2 million in the three months ended December 31, 2015 and 2014, respectively, and $15.6 million and $6.2 million in the year ended December 31, 2015 and 2014, respectively. We have transitioned from primarily a managed-service hosting model, where a third party manages most aspects of our hosting operations, to a model in which a significant amount of our services are managed through self-managed colocation data centers, where we have more direct control over the hosting infrastructure and its operation. This has and may continue to have a negative impact on our cash flows and gross profit as we invest in capital assets to establish and expand our use of these self-managed colocation data centers and scale these facilities to expected demand. If we are required to make larger investments in our self-managed colocation data centers than we anticipated or if we require significant managed hosting services to support our growth, the negative impact on our operating results would likely exceed our initial expectations.

Our business and growth depend in part on the success of our strategic relationships with third parties, including technology partners, channel partners, and professional services partners.

We depend on, and anticipate that we will continue to depend on, various third-party relationships in order to sustain and grow our business. We are highly dependent upon third-party technology partners for certain critical features and functionality of our platform. For example, the voice features available on our customer service platform are highly dependent on our technology integration with Twilio Inc. Failure of this or any other technology provider to maintain, support, or secure its technology platforms in general, and our integrations in particular, or errors or defects in its technology, could materially and adversely impact our relationship with our customers, damage our reputation and brand, and harm our business and operating results. Any loss of the right to use any of this hardware or software could result in delays or difficulties in our ability to provide our platform until equivalent technology is either developed by us or, if available, identified, obtained, and integrated.

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

Personal privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions where we offer our customer service platform, live chat software, or analytics software. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state, and foreign government bodies and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use, and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and consumer protection agencies. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including Directive 95/46/EC on the protection of individuals with regard to the processing of personal data and on the free movement of such data established in the European Union, or the Data Protection Directive, and data protection legislation of the individual member states subject to the Data Protection Directive. The Data Protection Directive will likely be replaced in time with the pending European General Data Protection Regulation, which may impose additional obligations and risk upon our business. In many jurisdictions enforcement actions and consequences for non-compliance are also rising.

We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of personally identifiable information, or PII, by U.S. companies doing business in Europe from the European Economic Area to the U.S. As a result of a recent opinion of the European Union Court of Justice, or ECJ, regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S.-EU Safe Harbor Framework is no longer deemed to be a valid method to ensure compliance with restrictions set forth in the Data Protection Directive and data protection legislation of individual member states restricting the transfer of data outside of the European Economic Area. On February 2, 2016, European Union and U.S. officials announced an agreement on a new framework, the EU-U.S. Privacy Shield, to replace the U.S.-EU Safe Harbor Framework. Details regarding the new EU-U.S. Privacy Shield have not been finalized, published, or interpreted. We have and expect to continue to engage in efforts to ensure that data transfers from the European Economic Area comply with the Data Protection Directive and the data protection legislation of individual member states. These efforts may be deemed unacceptable by the data protection authorities of individual member states or by current or prospective customers. Failure to comply with data protection regulations may result in data protecting authorities and other privacy regimes imposing additional obligations to obtain consent from data subjects by or on behalf of our customers. Additionally, the inability to guarantee compliance or otherwise provide acceptable privacy assurances may inhibit the sale and use of our software in the European Union and certain other markets, which could, were it to occur, harm our business and operating results.

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

As our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows. While we have primarily transacted with customers in U.S. dollars historically, we expect to continue to expand the number of transactions with our customers that are denominated in foreign currencies in the future. Fluctuations in the value of the U.S. dollar and foreign currencies may make our subscriptions more expensive for international customers, which could harm our business. Additionally, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency for such locations. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of such expenses. These fluctuations could cause our results of operations to differ from our expectations or the expectations of our investors. Additionally, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations.

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

We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2015, we had a total of $45.3 million and $11.7 million of goodwill and intangible assets related to our acquisitions of WAC and Zopim, respectively. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2015, we had federal and state net operating loss carryforwards, or NOLs, of $243.0 million and $67.2 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, including in connection with our initial public offering, or IPO or our follow-on public offering. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

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

Our directors, officers, and principal stockholders beneficially own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.

As of December 31, 2015, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 29.4% of our outstanding common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to exert significant influence in matters requiring stockholder approval. For example, these stockholders may be able to exert significant influence in elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the exchanges and other markets upon which our common stock is listed, and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. We are required to disclose changes made in our internal control and procedures on a quarterly basis and we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.

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

We also lease office space in various locations in North America, South America, Europe, Australia and Asia. We intend to procure additional space as we add employees and expand geographically. We believe our facilities are adequate and sufficient for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate any such expansion of our operations.

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

	High	Low
Year ended December 31, 2014
Second quarter (from May 15, 2014)	$18.75	$11.06
Third quarter	$28.05	$15.50
Fourth quarter	$28.20	$19.39
Year ended December 31, 2015
First quarter	$26.08	$22.16
Second quarter	$24.50	$20.57
Third quarter	$23.24	$19.63
Fourth quarter	$27.33	$19.15

Stock Performance Graph

	Base Period
Company / Index	5/15/2014	6/30/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015
Zendesk, Inc.	100.00	129.41	160.76	181.46	168.95	165.38	146.76	196.87
S&P 500 Index	100.00	104.78	105.42	110.05	110.53	110.28	102.63	109.25
S&P 500 Composite/Software	100.00	105.09	109.57	115.84	110.53	115.11	111.50	129.28

Holders

As of December 31, 2015, there were approximately 69 holders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to accurately estimate the total number of stockholders represented by these record holders.

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

Issuer Purchases of Equity Securities

No shares of our common stock were repurchased during the three months ended December 31, 2015.

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

	Year Ended December 31,
	2015	2014	2013	2012

Revenue	$208,768	$127,049	$72,045	$38,228
Cost of revenue (1)	67,184	46,047	24,531	13,253
Gross profit	141,584	81,002	47,514	24,975
Operating expenses (1):
Research and development	62,615	36,403	15,288	14,816
Sales and marketing	114,052	77,875	37,622	22,749
General and administrative	47,902	32,869	16,437	11,558
Total operating expenses	224,569	147,147	69,347	49,123
Operating loss	(82,985)	(66,145)	(21,833)	(24,148)
Other expense, net	(729)	(1,533)	(517)	(96)
Loss before provision for (benefit from) income taxes	(83,714)	(67,678)	(22,350)	(24,244)
Provision for (benefit from) income taxes	338	(263)	221	121
Net loss	(84,052)	(67,415)	(22,571)	(24,365)
Accretion of redeemable convertible preferred stock	—	(18)	(49)	(50)
Deemed dividend to investors in relation to the tender offer	—	—	—	(8,326)
Net loss attributable to common stockholders	$(84,052)	$(67,433)	$(22,620)	$(32,741)

Net loss per share attributable to common stockholders, basic and diluted	$(0.99)	$(1.26)	$(1.04)	$(1.67)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	84,926	53,571	21,674	19,629
__________
(1) Includes share-based compensation expense as follows:
	Year Ended December 31,
	2015	2014	2013	2012
Cost of revenue	$4,541	$2,464	$254	$129
Research and development	19,414	10,918	635	4,117
Sales and marketing	14,759	10,680	1,210	1,313
General and administrative	13,842	8,077	2,755	4,081

	As of December 31,
Consolidated Balance Sheet Data:	2015	2014	2013	2012
Cash and cash equivalents	$216,226	$80,265	$53,725	$48,668
Marketable securities	29,414	42,204	12,114	—
Working Capital	165,832	60,856	31,706	33,524
Property and equipment, net	56,540	41,895	15,431	8,472
Goodwill and intangible assets, net	57,050	14,152	—	—
Total assets	422,686	205,788	92,736	64,058
Deferred Revenue	85,615	51,731	29,048	15,130
Credit facility	—	6,952	23,760	—
Total liabilities	129,396	92,082	67,643	22,943
Stockholders' equity	293,290	113,706	(46,276)	(30,205)

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

Our business model is designed to drive organic growth, leverage positive word-of-mouth, and remove friction from the evaluation and purchasing process. We offer a range of subscription account plans for our customer service platform, live chat software, and analytics software that vary in pricing based on functionality, the type and, for our customer service platform, the amount of product support we offer and service-level guarantees.

Our largest source of qualified sales leads is free trials of our customer service platform commenced by prospects. For larger organizations, our sales team focuses on a land and expand strategy, which leverages this grassroots adoption and seeks to expand our footprint within organizations. More recently we are developing and expanding our field sales and marketing teams primarily responsible for lead discovery, qualification, and account management for larger organizations. Many of our existing customers to date have been small to medium sized organizations that make purchasing decisions with limited interaction with our sales or other personnel; as we continue to focus on and become more dependent on sales to larger organizations and increase our investment in paid sources of qualified leads, we expect the percentage of qualified leads that come unpaid sources, such as organic search and customer referrals, to decrease and our sales cycles to lengthen and become less predictable.

In October 2015, we completed the acquisition of WAC.  With the acquisition, we added technology that we anticipate will allow our customers to understand the ever-increasing diversity of data about their end customers. Over time, we expect this analytics software to become a core technology within our customer service platform, enabling us to further integrate data analytics capabilities across our products. We also expect to continue to sell our analytics software on a standalone basis.

For the year ended December 31, 2015, 2014, and 2013, our revenue was $208.8 million, $127.0 million, and $72.0 million, respectively, representing a 64% growth rate from 2014 to 2015 and 76% growth rate from 2013 to 2014. For the years ended December 31, 2015, 2014, and 2013 we derived $92.5 million, or 44%, $54.8 million, or 43%, and $29.6 million, or 41%, respectively, of our revenue from customers located outside of the United States. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. For the years ended December 31, 2015, 2014, and 2013, we generated net losses of $84.1 million, $67.4 million, and $22.6 million, respectively. We intend to invest aggressively to drive continued growth and market leadership.

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

We have focused on rapidly growing our business and plan to continue to invest for long-term growth. We expect to continue to invest in additional data center capacity and personnel to support our growth. The amount and timing of these investments will vary based on our estimates of projected growth. We also expect to continue to grow our customer support organization including expanding our product support and professional services teams. While we have moved significant portions of the hosting for our core platform to self-managed colocation data centers, improvements to our gross margin from such move have been partially offset by other hosting expenses, primarily related to the support of our platform infrastructure. Over time, we anticipate that we will continue to gain economies of scale by utilizing capacity within our self-managed colocation data centers, efficient use of other hosting resources, and reducing the need for direct incremental personnel costs resulting from growth in our number of customers. As a result, we expect our gross margin to improve in the future, although our gross margin may fluctuate from period to period as our revenue fluctuates and as a result of the timing and amount of investments to expand our product support team, investments in additional personnel, equipment, and facilities to support our platform architecture, increased share-based compensation expenses, as well as amortization costs associated with acquired intangible assets and capitalized internal-use software.

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

Number of Paid Customer Accounts.    We believe that our ability to increase our number of paid accounts on our customer service platform and live chat software is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. We define the number of paid customer accounts as the sum of the number of accounts on our customer service platform, exclusive of our Starter plan, free trials or other free services, and the number of accounts using our live chat software, exclusive of free trials or other free services, each as of the end of the period and as identified by a unique account identifier. Use of our customer service platform and live chat software requires separate subscriptions and each of these accounts are treated as separate paid customer account.  Existing customers may also expand their utilization of our customer service platform or live chat software by adding new accounts and a single consolidated organization or customer may have multiple accounts across each of our customer service platform and live chat software to service separate subsidiaries, divisions, or work processes. Each of these accounts is also treated as a separate paid customer account. An increase in the number of paid customer accounts generally correlates to an increase in the number of authorized agents licensed to use our platform, which directly affects our revenue and results of operations. We view growth in this metric as a measure of our success in converting new sales opportunities. We do not currently incorporate accounts using our analytics software into determination of the number of paid customer accounts. We had approximately 69,100 paid customer accounts as of December 31, 2015, including approximately 35,700 paid customer accounts on our customer service platform and approximately 33,400 paid customer accounts using our live chat software. As the total number of paid customer accounts increases, we expect the rate of growth in the number of paid customer accounts to decline.

In the quarter ended December 31, 2015, we introduced our Essential plan for our customer service platform. This plan replaced our Starter plan as the least expensive paid plan on our customer service platform. Following the introduction of our Essential plan, we no longer made our Starter plan available for new accounts. Accounts that subscribe to our Essential plan are included in the determination of the number of paid customer accounts.

Dollar-Based Net Expansion Rate.    Our ability to generate revenue is dependent upon our ability to maintain our relationships with our customers and to increase their utilization of our customer service platform. We believe we can achieve this by focusing on delivering value and functionality that retains our existing customers, expands the number of authorized agents associated with an existing paid customer account on our customer service platform, and results in upgrades to higher-priced subscription plans. Maintaining customer relationships allows us to sustain and increase revenue to the extent customers maintain or increase the number of authorized agents licensed to use our customer service platform. We assess our performance in this area by measuring our dollar-based net expansion rate. Our dollar-based net expansion rate provides a measurement of our ability to increase revenue across our existing customer base through expansion of authorized agents associated with a paid customer account on our customer service platform, and upgrades in subscription plan, as offset by churn, contraction in authorized agents associated with a paid customer account on our customer service platform, and downgrades in subscription plans.  We do not currently incorporate operating metrics associated with our live chat software or our analytics software into our measurement of dollar-based net expansion rate.

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

We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate monthly recurring revenue of the paid customer accounts on our customer service platform as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate monthly recurring revenue of the same customer base included in our measure of base revenue at the end of the annual period being measured. Our dollar-based net expansion rate is also adjusted to eliminate the effect of certain activities that we identify involving the transfer of agents between paid customer accounts, consolidation of customer accounts, or the split of a single paid customer account into multiple paid customer accounts.  In addition, our dollar-based net expansion rate is adjusted to include paid customer accounts in the customer base used to determine retained revenue net of contraction and churn that share common corporate information with customers in the customer base that is used to determine our base revenue.  Giving effect to this consolidation results in our dollar-based net expansion rate being calculated across approximately 32,300 customers, as compared to the approximately 35,700 total paid customer accounts as of December 31, 2015. To the extent that we can determine that the underlying customers do not share common corporate information, we do not aggregate paid customer accounts associated with reseller and other similar channel arrangements for the purposes of determining our dollar-based net expansion rate. While not material, we believe the failure to account for these activities would otherwise skew our dollar-based net expansion metrics associated with customers that maintain multiple paid customer accounts on our customer service platform and paid customer accounts associated with reseller and other similar channel arrangements.

Our dollar-based net expansion rate was 123% as of December 31, 2015. We expect our dollar-based net expansion rate to decline over time as our aggregate monthly recurring revenue grows.

Components of Results of Operations

Revenue

We derive substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on our customer service platform and, to a lesser extent, live chat and analytics software. Each subscription may have multiple authorized users, and we refer to each such user as an “agent.” The number of agents ranges from one to thousands for various customer accounts. Our pricing is generally established on a per agent basis. We offer a range of subscription account plans that vary in pricing based on functionality and, for our customer service platform, the type and amount of product support, and service-level commitments. Certain arrangements provide for unlimited usage for a fixed fee or incremental fees above a fixed maximum number of monthly agents during the subscription term. We sell subscription services under contractual agreements that vary in length, ranging between one month and multiple years, with the majority of subscriptions having a term of either one month or one year.

Subscription fees are generally non-refundable regardless of the actual use of the service. Subscription revenue is typically affected by the number of customer accounts, number of agents, and the type of plan purchased by our customers, and is recognized ratably over the contractual term of the arrangement beginning on the date that our services are made available to our customers. Subscription services purchased online are typically paid for via a credit card on the date of purchase while subscription services purchased through our internal sales organization are generally billed with monthly, quarterly, or annual payment frequencies. Due to our mixed contract lengths and billing frequencies, the annualized value of the arrangements we enter into with our customers may not be fully reflected in deferred revenue at any single point in time. Accordingly, we do not believe that the change in deferred revenue for any period is an accurate indicator of future revenue for a given period of time. Additionally, because of the mix of payment frequencies and contract lengths, we do not believe that backlog is a meaningful performance metric.

We derive an immaterial amount of revenue from implementation, voice usage, and training services, for which we recognize revenue upon completion.

Cost of Revenue, Gross Margin, and Operating Expenses

Cost of Revenue. Cost of revenue consists primarily of personnel costs (including salaries, share-based compensation, and benefits) for employees associated with our platform infrastructure, product support, and professional service organizations, depreciation, hosting, and other expenses associated with our data centers, amortization expense associated with capitalized internal-use software, payment processing fees, third party license fees, amortization expense associated with acquired intangible assets, and allocated shared costs. We allocate shared costs such as facilities, shared information technology and security costs to all departments based on headcount. As such, allocated shared costs are reflected in cost of revenue and each operating expense category.

Currently, we primarily operate out of four self-managed colocation data centers, in which we manage our own network equipment and systems, located in California, Virginia, Ireland, and Germany. Our live chat software was originally hosted in a managed hosting facility in Florida and in January 2015, we migrated all accounts to our self-managed colocation facility in Ireland. In addition, we utilize third-party managed hosting facilities located in North America, Europe, and Asia to support our platform infrastructure, for certain research and development purposes, and to host our analytics software. We intend to increase capacity in self-managed colocation data centers and/or with third-party managed hosting services over time to support our growth.

We intend to continue to invest additional resources in our platform infrastructure, product support, and professional service organizations, through acquisitions and organically. We expect that recent and future business acquisitions will result in increased amortization expense of intangible assets such as acquired technology. As we continue to invest in technology innovation, we expect to incur ongoing capitalized internal-use software costs and related amortization. We expect these investments in technology to not only expand the capability of our customer service platform, live chat software, and analytics software but also increase the efficiency of how we deliver these services, enabling us to improve our gross margin over time. The level and timing of investment in these areas could affect our cost of revenue in the future. To the extent that we continue to rely on third-party technology to provide certain functionality within our products or for certain subscription plans, we expect third- party license fees for technology that is incorporated in such products and subscription plans to remain significant over time as we increase the number of customers using such products and subscription plans.

Gross Margin. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period as our revenue fluctuates and as a result of the timing and amount of investments to expand our product support and professional services teams, investments in additional personnel, equipment, and facilities to support our platform architecture, increased share-based compensation expenses, as well as the amortization of certain acquired intangible assets and costs associated with capitalized internal-use software. Although we expect that certain third- party technology license fees will remain significant, we expect these costs to decrease over time as we take steps necessary to secure long term access to such technology.

Research and Development. Research and development expenses consist primarily of personnel costs (including salaries, share-based compensation, and benefits) for employees associated with our research and development organization and allocated shared costs.

We focus our research and development efforts on the continued development of our customer service platform, live chat software, and analytics software, including the development and deployment of new features and functionality and enhancements to our software architecture and integration across our products. We expect that, in the future, research and development expenses will increase in absolute dollars. However, we expect our research and development expenses to decrease modestly as a percentage of our revenue in the long-term, although this may fluctuate from period to period depending on fluctuations in revenue and the timing and extent of our research and development expenses.  In particular, these expenses are sensitive to the impact of share-based compensation which may cause these expenses to fluctuate from period to period.

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

We focus our sales and marketing efforts on generating awareness of our products, establishing and promoting our brand, and cultivating a community of successful and vocal customers. We plan to continue investing in sales and marketing by increasing the number of direct sales employees, developing our field sales and marketing teams, expanding our indirect sales channels, building brand awareness, and sponsoring additional marketing events, which we believe will enable us to add new customers and increase penetration within our existing customer base. Because we do not have a long history of undertaking or growing many of these activities, we cannot predict whether, or to what extent, our revenue will increase as we invest in these strategies. We expect our sales and marketing expenses to continue to increase in absolute dollars and continue to be our largest operating expense category for the foreseeable future. Our sales and marketing expenses as a percentage of our revenue over time may fluctuate from period to period depending on fluctuations in revenue and the timing and extent of our sales and marketing expenses.  In particular, these expenses are sensitive to the impact of share-based compensation which may cause these expenses to fluctuate from period to period.

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

Other Expense, Net

Other expense, net consists primarily of foreign currency gains (losses) and interest expense associated with our credit facility (terminated in June 2015), offset by interest income from marketable securities.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. See Note 11 of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations for Fiscal Years 2015, 2014, and 2013

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Revenue	$208,768	$127,049	$72,045
Cost of revenue (1)	67,184	46,047	24,531
Gross profit	141,584	81,002	47,514
Operating expenses (1):
Research and development	62,615	36,403	15,288
Sales and marketing	114,052	77,875	37,622
General and administrative	47,902	32,869	16,437
Total operating expenses	224,569	147,147	69,347
Operating loss	(82,985)	(66,145)	(21,833)
Other expense, net	(729)	(1,533)	(517)
Loss before provision for (benefit from) income taxes	(83,714)	(67,678)	(22,350)
Provision for (benefit from) income taxes	338	(263)	221
Net loss	$(84,052)	$(67,415)	$(22,571)

(1) Includes share-based compensation expense as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cost of revenue	$4,541	$2,464	$254
Research and development	19,414	10,918	635
Sales and marketing	14,759	10,680	1,210
General and administrative	13,842	8,077	2,755

	Year Ended December 31,
	2015	2014	2013
	(As a percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Cost of revenue (1)	32.2	36.2	34.0
Gross profit	67.8	63.8	66.0
Operating expenses (1):
Research and development	30.0	28.7	21.2
Sales and marketing	54.6	61.3	52.2
General and administrative	22.9	25.9	22.8
Total operating expenses	107.6	115.8	96.3
Operating loss	(39.7)	(52.1)	(30.3)
Other expense, net	(0.3)	(1.2)	(0.7)
Loss before provision for (benefit from) income taxes	(40.1)	(53.3)	(31.0)
Provision for (benefit from) income taxes	0.2	(0.2)	0.3
Net loss	(40.3%)	(53.1%)	(31.3%)

(1)	Includes share-based compensation expense as follows:
	Year Ended December 31,
	2015	2014	2013
	(As a percentage of revenue)
Cost of revenue	2.2%	1.9%	0.4%
Research and development	9.3	8.6	0.9
Sales and marketing	7.1	8.4	1.7
General and administrative	6.6	6.4	3.8

Prior to our IPO, we granted RSUs and certain stock options with both a service condition and a performance condition, or Performance Awards. The service condition for substantially all of the Performance Awards is satisfied over four years. The performance condition was satisfied upon the effectiveness of the registration statement related to our IPO. No share-based compensation expense had been recognized for the Performance Awards prior to the IPO. Upon the satisfaction of the performance condition in May 2014, we recognized a cumulative share-based compensation expense for the portion of the Performance Awards that had met the service condition, with the remaining unrecognized share-based compensation expense recorded over the remaining requisite service period using the accelerated attribution method, net of estimated forfeitures. For the year ended December 31, 2015 and 2014, share-based compensation expense related to the Performance Awards was $6.1 million and $12.7 million, including $0.2 million and $0.9 million in cost of revenue, $4.3 million and $7.8 million in research and development, $1.0 million and $2.4 million in sales and marketing, and $0.6 million and $1.6 million in general and administrative expenses, respectively.

Revenue

	Year Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	% Change	% Change
	(In thousands, except percentages)
Revenue	$208,768	$127,049	$72,045	64%	76%

Revenue increased $81.7 million, or 64%, in 2015 compared to 2014. Of the total increase in revenue, $65.7 million, or 31%, was attributable to revenue from new accounts acquired from January 1, 2015 through December 31, 2015, net of churn and contraction, and $143.1 million, or 69%, was attributable to revenue from accounts existing on or before December 31, 2014, net of churn and contraction.

Revenue increased $55.0 million, or 76%, in 2014 compared to 2013. Of the total increase in revenue, $44.2 million, or 35%, was attributable to revenue from new accounts acquired from January 1, 2014 through December 31, 2014, net of churn and contraction, and $82.8 million, or 65%, was attributable to revenue from accounts existing on or before December 31, 2013, net of churn and contraction.

Historically, we had determined the acquisition date of a customer account based on the date when the account was established.  Starting in the quarter ended March 31, 2015, we adjusted the acquisition date of customer accounts to eliminate the effect of certain activities that we identify as involving the transfer of agents from an existing customer account to a new customer account, or the split of an existing customer account into multiple customer accounts.  In addition, revenue from customer accounts that share common corporate information is treated as being generated from a single customer account.  The acquisition date of customer accounts that share common corporate information is determined using the establishment date of the earliest customer account.  The increases in revenue attributable to new and existing accounts from 2013 to 2014 have been retrospectively adjusted to apply the revised customer acquisition date methodology.

Cost of Revenue and Gross Margin

	Year Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	% Change	% Change
	(In thousands, except percentages)
Cost of Revenue	$67,184	$46,047	$24,531	46%	88%
Gross Margin	67.8%	63.8%	66.0%

Cost of revenue increased $21.1 million, or 46%, in 2015 compared to 2014. The overall increase was primarily due to increased employee compensation-related costs of $7.4 million driven by our headcount growth, as well as increased depreciation expense and other costs of $4.4 million. The increase in depreciation expense and other costs was due to building out and increasing capacity within our self-managed colocation data centers.  The increase was also driven by increased amortization expense associated with capitalized internal-use software of $2.4 million, as we continue to develop additional features and functionalities of our platform.  Further contributing to the increased cost of revenue was an increase in allocated shared costs of $2.3 million primarily due to increased facilities and information technology expenses.

Our gross margin increased by 4.0 percentage points in 2015 compared to 2014. The improvement was primarily driven by a decrease of 2.0 percentage points in employee-related compensation costs, and a decrease of 1.5 percentage points in hosting fees as a percentage of revenue.  The decreased employee-related compensation costs as a percentage of revenue were due to our ability to increase revenue with a more moderate increase in headcount. The decreased hosting fees as a percentage of revenue reflect increased cost efficiency as we expanded operations in our self-managed colocation data centers.

Cost of revenue increased $21.5 million, or 88%, in 2014 compared to 2013. The overall increase was primarily due to increased employee compensation-related costs of $9.5 million associated with our substantial increase in headcount, share-based compensation expense related to the Performance Awards described above, increased depreciation expense and other costs associated with our self-managed colocation data centers of $2.9 million driven by our investments in building out and increasing capacity within our self-managed colocation data centers, and increased amortization expense associated with capitalized internal-use software of $1.5 million as we continue to develop additional features and functionalities of our platform.  Further contributing to the increase was $1.2 million in hosting fees as we increased data center capacity to support our growth, an increase of $1.2 million in amortization expense of acquired intangibles in connection with our acquisition of Zopim, and an increase of $3.4 million in allocated shared costs primarily due to increased facilities expenses.

Our gross margin decreased by 2.2 percentage points in 2014 compared to 2013. The decrease was primarily due to a 2.6 percentage point increase in employee-related compensation costs, driven by increased share-based compensation expense, and a 1.1 percentage point increase in allocated shared costs as a percentage of revenue, offset by a 1.7 percentage point decrease in hosting fees as a percentage of revenue driven by efficiency realized from our investments in building out our self-managed colocation data centers.

Operating Expenses

Research and Development Expenses

	Year Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	% Change	% Change
	(In thousands, except percentages)
Research and Development	$62,615	$36,403	$15,288	72%	138%

Research and development expenses increased $26.2 million, or 72% in 2015 compared to 2014. The increase was primarily due to an increase of $25.3 million in employee compensation-related costs, driven by our headcount growth, and an increase of $3.0 million in allocated shared costs.  These increases were partially offset by a reduction of $3.5 million in share-based compensation expense associated with the Performance Awards described above.

Research and development expenses increased $21.1 million, or 138% in 2014 compared to 2013. The increase was primarily due to an increase of $17.4 million in employee compensation-related costs, driven by our headcount growth and share-based compensation expense related to the Performance Awards described above, and an increase of $2.9 million in allocated shared costs.

Sales and Marketing Expenses

	Year Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	% Change	% Change
	(In thousands, except percentages)
Sales and Marketing	$114,052	$77,875	$37,622	46%	107%

Sales and marketing expenses increased $36.2 million, or 46%, in 2015 compared to 2014. The overall increase was primarily due to increased employee compensation-related costs of $27.0 million, driven by headcount growth.  This increase was partially offset by a decline of $4.1 million in share-based compensation expense related to the accelerated vesting of certain stock options in 2014 and a reduction of $1.4 million in share-based compensation associated with the Performance Awards described above.  The overall increase was also driven by increased marketing program costs of $6.9 million, and increased travel expenses of $2.3 million. The increase in marketing program costs was primarily related to internet-based advertising to drive the adoption of our platform and tradeshow events that we sponsor.  Additionally, allocated shared costs increased $3.3 million.

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

General and Administrative Expenses

	Year Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	% Change	% Change
	(In thousands, except percentages)
General and Administrative	$47,902	$32,869	$16,437	46%	100%

General and administrative expenses increased $15.0 million, or 46%, in 2015 compared to 2014. The overall increase was primarily due to increased employee compensation-related costs of $9.8 million, and an increase in professional and outside services costs of $2.1 million. The increase in employee compensation-related costs was driven by our headcount growth.  The increase in professional and outside services costs was driven by increased level of business activities and increased costs of being a public company.

General and administrative expenses increased $16.4 million, or 100%, in 2014 compared to 2013. The overall increase was primarily due to increased employee compensation-related costs of $10.4 million and an increase in professional and outside services costs of $2.8 million. The increase in employee compensation-related costs was due to a substantial increase in headcount and share-based compensation expense related to the Performance Awards described above, partially offset by $1.7 million in share-based compensation expense recorded in 2013 related to the accelerated vesting of certain stock options. The increase in professional and outside services costs was driven by increased level of business activities and increased costs of being a public company.  Additionally, allocated shared costs increased $2.0 million.

Quarterly Results of Operations

The following unaudited quarterly results of operations data for each of the eight quarters in the two-year period ended December 31, 2015 have been prepared on a basis consistent with our audited consolidated annual financial statements and include, in management’s opinion, all normal recurring adjustments necessary for the fair presentation of the results of operations data for these periods, in accordance with generally accepted accounting principles in the United States. The following quarterly financial data should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Three Months Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2015	2015	2015	2015	2014	2014	2014	2014
Consolidated Statement of Operations Data:
Revenue	$62,646	$55,661	$48,227	$42,234	$38,541	$33,910	$29,506	$25,092
Cost of revenue (1)	19,693	17,039	16,162	14,290	13,637	11,684	11,731	8,995
Gross profit	42,954	38,622	32,064	27,944	24,904	22,226	17,775	16,097
Operating expenses (1):
Research and development	19,098	16,031	14,227	13,259	11,176	9,550	10,499	5,178
Sales and marketing	34,328	29,079	27,242	23,403	21,701	21,548	20,339	14,287
General and administrative	13,920	12,319	11,536	10,127	9,230	8,940	8,315	6,384
Total operating expenses	67,346	57,429	53,005	46,789	42,107	40,038	39,153	25,849
Operating loss	(24,393)	(18,807)	(20,940)	(18,845)	(17,203)	(17,812)	(21,378)	(9,752)
Other expense, net	(302)	145	(342)	(230)	(282)	(343)	(450)	(458)
Loss before provision for (benefit from) income taxes	(24,694)	(18,662)	(21,283)	(19,075)	(17,485)	(18,155)	(21,828)	(10,210)
Provision for (benefit from) income taxes	(216)	262	199	93	9	(236)	(85)	49
Net loss	$(24,478)	$(18,924)	$(21,482)	$(19,168)	$(17,494)	$(17,919)	$(21,743)	$(10,259)
(1)	Share-based compensation expense was allocated as follows:
	Three Months Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2015	2015	2015	2015	2014	2014	2014	2014

Cost of revenue	$1,405	$1,131	$1,114	$891	$773	$591	$1,010	$90
Research and development	5,930	4,974	4,446	4,064	3,388	3,052	4,168	310
Sales and marketing	4,604	3,786	3,937	2,432	2,045	4,877	3,268	490
General and administrative	3,559	3,551	3,890	2,842	2,308	2,298	2,537	934

	Three Months Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2015	2015	2015	2015	2014	2014	2014	2014
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue (1)	31.4	30.6	33.5	33.8	35.4	34.5	39.8	35.8
Gross profit	68.6	69.4	66.5	66.2	64.6	65.5	60.2	64.2
Operating expenses (1):
Research and development	30.5	28.8	29.5	31.4	29.0	28.2	35.6	20.6
Sales and marketing	54.8	52.2	56.5	55.4	56.3	63.5	68.9	56.9
General and administrative	22.2	22.1	23.9	24.0	23.9	26.4	28.2	25.4
Total operating expenses	107.5	103.2	109.9	110.8	109.3	118.1	132.7	103.0
Operating loss	(38.9)	(33.8)	(43.4)	(44.6)	(44.6)	(52.5)	(72.5)	(38.9)
Other expense, net	(0.5)	0.3	(0.7)	(0.5)	(0.7)	(1.0)	(1.5)	(1.8)
Loss before provision for (benefit from) income taxes	(39.4)	(33.5)	(44.1)	(45.2)	(45.4)	(53.5)	(74.0)	(40.7)
Provision for (benefit from) income taxes	(0.3)	0.5	0.4	0.2	0.0	(0.7)	(0.3)	0.2
Net loss	(39.1%)	(34.0%)	(44.5%)	(45.4%)	(45.4%)	(52.8%)	(73.7%)	(40.9%)
(1)	Includes share-based compensation expense as follows:
	Three Months Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2015	2015	2015	2015	2014	2014	2014	2014

Cost of revenue	2.2%	2.0%	2.3%	2.1%	2.0%	1.7%	3.4%	0.4%
Research and development	9.5	8.9	9.2	9.6	8.8	9.0	14.1	1.2
Sales and marketing	7.3	6.8	8.2	5.8	5.3	14.4	11.1	2.0
General and administrative	5.7	6.4	8.1	6.7	6.0	6.8	8.6	3.7

Quarterly Trends in Revenue and Cost of Revenue

Our quarterly revenue increased sequentially for each period presented, primarily due to sales of new subscriptions to our products and net expansion by our existing customers. We cannot assure you that this pattern of sequential growth in revenue will continue. In future periods, as our rate of revenue growth declines, seasonality in our revenue may become more apparent.

Our gross margin in the first quarter of any fiscal year is negatively impacted relative to the preceding fourth quarter due to the fewer number of days in the first quarter over which we record subscription revenue as compared to the preceding fourth quarter and the fact that certain expenses in our cost of revenue are not sensitive to the number of days in the quarter.

Quarterly Trends in Costs and Expenses

Our quarterly costs and expenses increased sequentially for each period presented, primarily due to increased compensation-related costs related to an increase in headcount in connection with the expansion of our business. In the three months ended June 30, 2014, we recorded share-based compensation expense of $6.1 million related to the Performance Awards. Of the total share-based compensation expense, we recorded $0.6 million in cost of revenue, $3.2 million in research and development, $1.3 million in sales and marketing, and $1.0 million in general and administrative expenses, respectively. In addition, in the three months ended September 30, 2014, we recorded $2.8 million in share-based compensation expense as a component of sales and marketing expenses related to the accelerated vesting of certain stock awards.

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

Liquidity and Capital Resources

As of December 31, 2015, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $268.0 million. Our cash equivalents and marketable securities are comprised of corporate bonds, money market funds, asset backed securities, commercial paper and agency securities.

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Cash provided by operating activities	$5,333	$2,090	$4,005
Cash used in investing activities	(72,721)	(71,297)	(24,186)
Cash provided by financing activities	203,107	95,768	25,216

To date, we have financed our operations primarily through sales of equity securities. From our inception through December 31, 2015, we have received cash proceeds of $364.7 million from the sale of equity securities, net of issuance costs paid. We have also financed our operations through customer payments for subscription to our customer service platform, live-chat software and analytics software, as well as borrowings under our credit facility. We believe that our existing cash, cash equivalents, and marketable securities balances together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

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

In October 2015, we completed the acquisition of WAC.  We acquired 100 percent of the outstanding shares of WAC in exchange for purchase consideration of $46.3 million in cash, including working capital adjustments.  As partial security for standard indemnification obligations, $7.0 million of the consideration is held in escrow for a period of up to 18 months, with a portion to be released 12 months following the closing of the acquisition.  In connection with the acquisition of WAC, we have also entered into retention arrangements pursuant to which we have issued restricted stock unit awards for an aggregate of approximately 0.5 million shares of our common stock, subject to vesting based on continued employment.

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

Net cash provided by operating activities in 2015 was $5.3 million, reflecting our net loss of $84.1 million, adjusted by non-cash charges including share-based compensation expense of $52.6 million, depreciation and amortization of $19.7 million, and changes in our working capital. The changes in our working capital were primarily attributable to an increase in deferred revenue of $33.9 million due to the growth of our subscription services, an increase in accounts payable and accrued liabilities of $4.2 million due to timing of payments and a higher level of expenses consistent with the overall growth of our business, and an increase in accrued compensation liabilities of $1.7 million primarily due to an increase in headcount and timing of payments. These sources of cash flow were partially offset by an increase in accounts receivable of $15.0 million due to higher customer billings related to the increase in subscription services during the period and an increase in prepaid expenses and other current assets of $8.7 million, primarily due to increases in restricted cash pledged for charitable donation, prepaid subscriptions for software used in our operations, and prepaid rent.

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

Investing Activities

Net cash used in investing activities in 2015 of $72.7 million was primarily attributable to cash paid for the acquisition of WAC, net of cash acquired of $42.8 million, purchases of property and equipment of $23.0 million primarily associated with hosting equipment to build out our self-managed colocation data centers, capitalized internal-use software costs of $4.7 million associated with the development of additional features and functionality of our platform, purchases of marketable securities of $1.2 million, net of sales and maturities, and payments of $1.1 million in purchase consideration previously held back in connection with the acquisition of Zopim.

Net cash used in investing activities in 2014 of $71.3 million was primarily attributable to purchases of marketable securities of $39.9 million, net of sales and maturities, purchases of property and equipment of $21.7 million primarily associated with leasehold improvements related to our new offices and hosting equipment, capitalized internal-use software costs of $8.0 million associated with the development of additional features and functionality of our platform, and payments of $1.9 million for the acquisition of Zopim, net of cash acquired.

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

Financing Activities

Net cash provided by financing activities in 2015 of $203.1 million was primarily attributable to net proceeds from the follow-on public offering of common stock, net of issuance costs, of $190.1 million, proceeds from exercise of stock options of $10.6 million, and proceeds from our employee stock purchase plan of $9.5 million.  Cash provided by financing activities was partially offset by repayment of the outstanding balance under our credit facility of $7.0 million in connection with the termination of our credit facility with Silicon Valley Bank.

Net cash provided by financing activities in 2014 of $95.8 million was primarily attributable to net proceeds from our initial public offering of $103.1 million, proceeds from the issuance of common stock associated with our employee equity plans of $11.6 million, and borrowings under our credit facility of $3.9 million.  Cash provided by financing activities was partially offset by principal payments on our credit facility of $20.7 million and payments for withholding taxes related to the net share settlement of RSUs of $2.1 million.

Net cash provided by financing activities in 2013 of $25.2 million was primarily attributable to proceeds from borrowings under our credit facility of $23.8 million and proceeds from exercise of stock options of $1.8 million, partially offset by principal payments on capital lease obligations of $0.3 million.

Contractual Obligations and Other Commitments

Our principal commitments consist of obligations under our operating leases for office space, and contractual commitments for hosting and other support services. The following table summarizes our contractual obligations as of December 31, 2015 (in thousands):

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Contractual Obligations:
Operating lease obligations	$45,280	$8,367	$17,660	$12,653	$6,600
Purchase obligations	4,232	2,385	1,847	—	—
Total contractual obligations	$49,512	$10,752	$19,507	$12,653	$6,600

Off-Balance Sheet Arrangements

Through December 31, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We conduct transactions, particularly intercompany transactions, in foreign currencies, primarily the British Pound Sterling, Euro, Australian Dollar, Danish Krone, Singapore Dollar, Japanese Yen, Philippine peso, and Brazilian Real. While we have primarily transacted with customers in the U.S. dollar, we have also historically transacted in foreign currencies for subscriptions to our customer service platform and expect to significantly expand the number of transactions with customers that are denominated in foreign currencies in the near future.  Except for our Singapore subsidiary, our international subsidiaries maintain certain monetary assets and current liability balances that are denominated in currencies other than the functional currencies of these entities, which is the U.S. dollar. Our Singapore subsidiary’s functional currency is the Singapore Dollar. Changes in the value of foreign currencies relative to the U.S. dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows.

Foreign currency gains and losses were not significant for the years ended December 31, 2015, 2014 and 2013.  In September 2015, we implemented a hedging program to mitigate the impact of foreign currency fluctuations on our cash flows and earnings.  For additional information, see Note 2 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Interest Rate Sensitivity

We had cash, cash equivalents and marketable securities totaling $268.0 million at December 31, 2015, of which $73.1 million was invested in corporate bonds, money market funds, asset-backed securities, commercial paper, U.S. treasury securities and agency securities. The cash and cash equivalents are held for working capital purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

As of December 31, 2015, an immediate increase of 100-basis points in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $0.4 million. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity or declines in fair value are determined to be other-than-temporary.

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

Revenue Recognition

We generate substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on our customer service platform and, to a lesser extent, live chat software and analytics software. In addition, we generate revenue by providing additional features to certain of our subscription plans for a fee that is incremental to the base subscription rate for such plan. Arrangements with customers do not provide the customer with the right to take possession of the software supporting our customer service platform or live chat software at any time, and are therefore accounted for as service contracts. Subscription service arrangements are generally non-cancelable and do not provide for refunds to customers in the event of cancellations or any other right of return. We record revenue net of sales or excise taxes.

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

We derive an immaterial amount of revenue from implementation, voice usage, and training services, for which we recognize revenue upon completion.

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

Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life and recorded in cost of revenue within the accompanying consolidated statements of operations. The weighted-average useful life of our capitalized internal-use software was 3.0 years as of December 31, 2015. We evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no material impairments to internal-use software during the years ended December 31, 2015, 2014 and 2013.

Business Combinations and Valuation of Goodwill and Acquired Intangible Assets

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

Goodwill is evaluated for impairment annually in the third quarter, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. Goodwill is evaluated for impairment at the consolidated level, as we operate as a single reporting unit.

Acquired intangible assets consist of identifiable intangible assets, primarily developed technology and customer relationships, resulting from our acquisitions. Acquired intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives following the pattern in which the economic benefits of the assets will be consumed, generally straight-line. The carrying amounts of our acquired intangible assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated.

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

Prior to our IPO, we granted Performance Awards to our employees that vested upon the satisfaction of both a service condition, generally over four years, and a performance condition. The performance condition, defined as a qualifying liquidation event, was satisfied upon the effectiveness of the registration statement related to our IPO. No share-based compensation expense had been recognized for the Performance Awards prior to the IPO as such qualifying liquidation event was not deemed probable until that time. Upon the satisfaction of the performance condition, we recognized a cumulative share-based compensation expense for the portion of the Performance Awards that had met the service condition, with the remaining unrecognized share-based compensation expense recorded over the remaining requisite service period using the accelerated attribution method, net of estimated forfeitures. Share-based compensation expense related to the Performance Awards was $6.1 million and $12.7 million, for the years ended December 31, 2015 and 2014, respectively.

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

The following table summarizes the assumptions, other than fair value of our common stock, relating to our stock options granted in the year ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
	2015	2014	2013
Expected volatility	49% - 54%	54% - 56%	50% - 63%
Dividend rate	0%	0%	0%
Risk-free interest rate	1.4% - 2.0%	1.75% - 2.02%	0.63% - 2.02%
Expected term (in years)	6.02 - 6.08	6.02 - 6.50	4.47 - 6.27

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

Recently Issued and Adopted Accounting Pronouncements

Refer to Note 2 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a summary of recently issued and adopted accounting pronouncements.

Item 8. Financial Statements and Supplementary Data.

ZENDESK, INC.

Report of Ernst & Young, LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Zendesk, Inc.

We have audited the accompanying consolidated balance sheets of Zendesk, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zendesk, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zendesk Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, CA

February 26, 2016

Report of Ernst & Young, LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Zendesk, Inc.

We have audited Zendesk, Inc.’s  internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (“the COSO criteria”). Zendesk Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Zendesk, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Zendesk Inc. and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

February 26, 2016

ZENDESK, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and shares)

	December 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$216,226	$80,265
Marketable securities	29,414	42,204
Accounts receivable, net of allowance for doubtful accounts of $763 and $264 as of December 31, 2015 and 2014, respectively	26,168	11,523
Prepaid expenses and other current assets	11,423	5,013
Total current assets	283,231	139,005
Marketable securities, noncurrent	22,336	9,205
Property and equipment, net	56,540	41,895
Goodwill and intangible assets, net	57,050	14,152
Other assets	3,529	1,531
Total assets	$422,686	$205,788

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,332	$4,763
Accrued liabilities	9,742	7,689
Accrued compensation and related benefits	14,115	11,738
Deferred revenue	84,210	50,908
Current portion of credit facility	—	3,041
Current portion of capital leases	—	10
Total current liabilities	117,399	78,149
Deferred revenue, noncurrent	1,405	823
Credit facility, noncurrent	—	3,911
Other liabilities	10,592	9,199
Total liabilities	129,396	92,082
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.01 per share: no shares issued or outstanding; 10.0 million shares authorized as of December 31, 2015 and 2014	—	—
Common stock, par value $0.01 per share: 400.0 million shares authorized; 90.9 million and 76.1 million shares issued; 90.3 million and 75.5 million shares outstanding as of December 31, 2015 and 2014, respectively (including 0.3 million and 0.6 million shares subject to repurchase, legally issued and outstanding as of December 31, 2015 and 2014, respectively)	905	755
Additional paid-in capital	511,183	246,000
Accumulated other comprehensive loss	(2,225)	(528)
Accumulated deficit	(215,921)	(131,869)
Treasury stock at cost; 0.5 million shares as of December 31, 2015 and 2014	(652)	(652)
Total stockholders’ equity	293,290	113,706
Total liabilities and stockholders’ equity	$422,686	$205,788

See Notes to Consolidated Financial Statements.

ZENDESK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013

Revenue	$208,768	$127,049	$72,045
Cost of revenue (1)	67,184	46,047	24,531
Gross profit	141,584	81,002	47,514
Operating expenses (1):
Research and development	62,615	36,403	15,288
Sales and marketing	114,052	77,875	37,622
General and administrative	47,902	32,869	16,437
Total operating expenses	224,569	147,147	69,347
Operating loss	(82,985)	(66,145)	(21,833)
Other expense, net	(729)	(1,533)	(517)
Loss before provision for (benefit from) income taxes	(83,714)	(67,678)	(22,350)
Provision for (benefit from) income taxes	338	(263)	221
Net loss	(84,052)	(67,415)	(22,571)
Accretion of redeemable convertible preferred stock	—	(18)	(49)
Net loss attributable to common stockholders	$(84,052)	$(67,433)	$(22,620)

Net loss per share attributable to common stockholders, basic and diluted	$(0.99)	$(1.26)	$(1.04)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	84,926	53,571	21,674
__________
(1) Includes share-based compensation expense as follows:
	Year Ended December 31,
	2015	2014	2013
Cost of revenue	$4,541	$2,464	$254
Research and development	19,414	10,918	635
Sales and marketing	14,759	10,680	1,210
General and administrative	13,842	8,077	2,755

See Notes to Consolidated Financial Statements.

ZENDESK, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2015	2014	2013

Net loss	$(84,052)	$(67,415)	$(22,571)
Other comprehensive loss, net of tax:
Net change in unrealized gain (loss) on available-for-sale investments	(44)	(71)	10
Foreign currency translation loss	(942)	(467)	—
Net change in unrealized loss on derivative instruments	(711)	—	—
Comprehensive loss	$(85,749)	$(67,953)	$(22,561)

See Notes to Consolidated Financial Statements.

ZENDESK, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

			Stockholders’ Equity (Deficit)
								Accumulated
	Redeemable Convertible				Additional			Other		Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (loss)	Deficit	Equity (Deficit)
Balances as of December 31, 2012	23,598	71,320	23,238	212	12,118	(535)	(652)	—	(41,883)	(30,205)
Issuance of common stock upon exercise of stock options	—	—	765	8	673	—	—	—	—	681
Issuance of common stock upon early exercise of stock options	—	—	164	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	9	852	—	—	—	—	861
Repurchase of common stock	—	—	(457)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	4,997	—	—	—	—	4,997
Accretion of redeemable convertible preferred stock	—	49	—	—	(49)	—	—	—	—	(49)
Unrealized gain on investment	—	—	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	—	—	(22,571)	(22,571)
Balances as of December 31, 2013	23,598	71,369	23,710	229	18,591	(535)	(652)	10	(64,454)	(46,276)
Issuance of common stock upon initial public offering, net of issuance costs	—	—	12,778	128	102,962	—	—	—	—	103,090
Accretion of redeemable convertible preferred stock	—	18	—	—	(18)	—	—	—	—	(18)
Conversion of preferred stock to common stock upon initial public offering	(23,598)	(71,387)	34,323	343	71,044	—	—	—	—	71,387
Issuance of common stock for acquisition of Zopim	—	—	902	9	10,883	—	—	—	—	10,892
Issuance of common stock upon exercise of stock options	—	—	3,207	32	4,938	—	—	—	—	4,970
Issuance of common stock for settlement of restricted stock units (RSUs)	—	—	517	5	(5)	—	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(147)	(1)	(2,117)	—	—	—	—	(2,118)
Issuance of common stock upon early exercise of stock options	—	—	309	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	5	1,507	—	—	—	—	1,512
Issuance of common stock in connection with employee stock purchase plans	—	—	428	4	3,267	—	—	—	—	3,271
Issuance of common stock upon exercise of warrants	—	—	111	1	(1)	—	—	—	—	—
Repurchase of common stock	—	—	(4)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	34,615	—	—	—	—	34,615
Tax benefit from share-based award activity	—	—	—	—	334	—	—	—	—	334
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	—	(538)	—	(538)
Net loss	—	—	—	—	—	—	—	—	(67,415)	(67,415)
Balances as of December 31, 2014	—	—	76,134	755	246,000	(535)	(652)	(528)	(131,869)	113,706
Issuance of common stock from follow-on public offering, net of issuance costs	—	—	8,780	88	190,008	—	—	—	—	190,096
Issuance of common stock upon exercise of stock options	—	—	3,275	33	10,580	—	—	—	—	10,613
Issuance of common stock for settlement of RSUs	—	—	1,655	17	(626)	—	—	—	—	(609)
Vesting of early exercised stock options	—	—			1,046					1,046
Issuance of common stock in connection with employee stock purchase plans	—	—	1,019	12	9,363	—	—	—	—	9,375
Repurchase of common stock	—	—	(2)			—	—	—	—	-
Share-based compensation	—	—	—	—	54,363	—	—	—	—	54,363
Tax benefit from share-based award activity	—	—	—	—	449	—	—	—	—	449
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	—	(1,697)	—	(1,697)
Net loss	—	—	—	—	—	—	—	—	(84,052)	(84,052)
Balances as of December 31, 2015	—	—	90,861	905	511,183	(535)	(652)	(2,225)	(215,921)	293,290

See Notes to Consolidated Financial Statements.

ZENDESK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(84,052)	$(67,415)	$(22,571)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	19,744	11,456	5,222
Share-based compensation	52,556	32,139	4,854
Excess tax benefit from share-based award activity	(449)	(334)	—
Other	1,457	337	179
Changes in operating assets and liabilities:
Accounts receivable	(14,989)	(3,846)	(3,594)
Prepaid expenses and other current assets	(5,510)	(1,444)	(482)
Other assets and liabilities	(3,204)	1,742	303
Accounts payable	2,017	947	2,409
Accrued liabilities	2,204	351	1,724
Accrued compensation and related benefits	1,706	5,767	2,043
Deferred revenue	33,853	22,390	13,918
Net cash provided by operating activities	5,333	2,090	4,005
Cash flows from investing activities
Purchases of property and equipment	(22,989)	(21,665)	(7,116)
Internal-use software costs	(4,705)	(8,013)	(4,661)
Purchases of marketable securities	(70,303)	(54,330)	(12,409)
Proceeds from maturities of marketable securities	36,982	10,450	—
Proceeds from sale of marketable securities	32,152	4,004	—
Cash paid for the acquisition of WAC, net of cash acquired	(42,758)	—	—
Cash paid for the acquisition of Zopim, net of cash acquired	(1,100)	(1,896)	—
Decrease in restricted cash	—	153	—
Net cash used in investing activities	(72,721)	(71,297)	(24,186)
Cash flows from financing activities
Proceeds from initial public offering, net of issuance costs	—	103,090	—
Proceeds from follow-on public offering, net of issuance costs	190,094	—	—
Proceeds from exercise of employee stock options	10,609	7,229	1,793
Proceeds from employee stock purchase plan	9,526	4,404	—
Taxes paid related to net share settlement of equity awards	(609)	(2,117)	—
Excess tax benefit from share-based award activity	449	334	—
Principal payments on debt	(6,952)	(20,748)	—
Proceeds from issuance of debt	—	3,940	23,760
Principal payments on capital lease obligations	(10)	(364)	(337)
Net cash provided by financing activities	203,107	95,768	25,216
Effect of exchange rates changes on cash and cash equivalents	242	(21)	2
Net increase in cash and cash equivalents	135,961	26,540	5,037
Cash and cash equivalents at the beginning of period	80,265	53,725	48,688
Cash and cash equivalents at the end of period	$216,226	$80,265	$53,725

Supplemental cash flow data:
Cash paid for interest and income taxes	$793	$1,056	$171

Non-cash investing and financing activities:
Issuance of common stock for the acquisition of Zopim	$—	$10,892	$—
Vesting of early exercised stock options	$1,048	$1,512	$860
Purchases of property and equipment in accrued expenses	$2,695	$374	$251
Property and equipment acquired through tenant improvement allowances	$174	$3,932	$—
Share-based compensation capitalized in internal-use software costs	$2,085	$2,476	$143

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

Follow-On Public Offering

In March 2015, we completed a follow-on public offering, in which we issued and sold 8.8 million shares of our common stock at a public offering price of $22.75 per share. We received net proceeds of $190.1 million after deducting underwriting discounts and commissions of $8.7 million and other offering expenses of $0.9 million.

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

Significant items subject to such estimates and assumptions include the fair value of our common stock (through the date of our IPO) and share-based awards, fair value of acquired intangible assets, goodwill, unrecognized tax benefits, useful lives of acquired intangible assets and property and equipment, and the capitalization and estimated useful life of our capitalized internal-use software.

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

Revenue Recognition

We generate substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on our customer service platform and, to a lesser extent, live chat software, and analytics software. In addition, we generate revenue by providing additional features to certain of our subscription plans for a fee that is incremental to the base subscription rate for such plan. Arrangements with customers do not provide the customer with the right to take possession of the software supporting our customer service platform or live chat software at any time, and are therefore accounted for as service contracts. Subscription service arrangements are generally non-cancelable and do not provide for refunds to customers in the event of cancellations or any other right of return. We record revenue net of sales or excise taxes.

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

We derive an immaterial amount of revenue from implementation, voice usage, and training services, for which we recognize revenue upon completion.

Deferred Revenue

Deferred revenue consists primarily of customer billings in advance of revenue being recognized. We invoice customers for subscriptions to our customer service platform, live chat software, and analytics software in monthly, quarterly, or annual installments. Deferred revenue that is anticipated to be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent deferred revenue. Deferred revenue associated with implementation, voice usage, and training services was immaterial as of December 31, 2015 and 2014.

Cost of Revenue

Cost of revenue consists primarily of personnel costs (including salaries, share-based compensation, and benefits) for employees associated with our platform infrastructure and our product support organizations, depreciation, hosting, and other expenses associated with our data centers, amortization expense associated with capitalized internal-use software, payment processing fees, third party license fees, amortization expense associated with acquired intangible assets, and allocated shared costs, including facilities, shared information technology and security costs.

Cash, Cash Equivalents, and Restricted Cash

We consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at fair value and consist primarily of bank deposits and money market funds.

As of December 31, 2015, our restricted cash balance was $1.3 million, consisting of $0.9 million pledged for charitable donation and $0.4 million related to a deposit for a leased building.  There was no restricted cash as of December 31, 2014.  Restricted cash is included within other assets on our consolidated balance sheet.

Marketable Securities

Marketable securities consist of corporate bonds, asset backed securities, commercial paper, U.S. Treasury securities and agency securities. We classify marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive loss. We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other expense, net in the consolidated statements of operations.

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

The allowance for doubtful accounts consists of the following activity (in thousands):

	Year Ended December 31,
	2015	2014
Allowance for doubtful accounts, beginning balance	$264	$282
Additions	1,281	843
Write-offs	(782)	(861)
Allowance for doubtful accounts, ending balance	$763	$264

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

Derivative Instruments and Hedging

We enter into foreign currency forward contracts with certain financial institutions to mitigate the impact of foreign currency fluctuations on our future cash flows and earnings. All of our foreign currency forward contracts are designated as cash flow hedges. Our foreign currency forward contracts generally have maturities of fifteen months or less.

We recognize all forward contracts on our balance sheet at fair value as either assets or liabilities. The effective portion of the gain or loss on each forward contract is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings to revenue, cost of revenue or operating expense in the same period, or periods, during which the hedged transaction affects earnings. The ineffective portion of the gains or losses, if any, is recorded immediately in other income (expense), net. The change in time value related to our cash flow hedges is excluded from the assessment of hedge effectiveness and is recorded immediately in other income (expense), net. We evaluate the effectiveness of our cash flow hedges on a quarterly basis.

We have a master netting agreement with each of our counterparties, which permits net settlement of multiple, separate derivative contracts with a single payment. We may also be required to exchange cash collateral with certain of our counterparties on a regular basis. As of December 31, 2015, we have not exchanged cash collateral with any counterparties. ASC 815 permits companies to present the fair value of derivative instruments on a net basis according to master netting arrangements. We have elected to present our derivative instruments on a gross basis in our consolidated financial statements. We do not enter into any hedging contracts for trading or speculative purposes.

Fair Value Measurements

We measure certain financial instruments at fair value using a fair value hierarchy. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs that are supported by little or no market activity.

Our marketable securities are classified within either Level 1 or Level 2 and our foreign currency forward contracts are classified within Level 2.  We have no financial assets or liabilities measured using Level 3 inputs. The fair value of our Level 1 marketable securities is based on quoted market prices of identical underlying securities. The fair value of our Level 2 marketable securities is based on indirect or directly observable market data, including readily available pricing sources for identical underlying securities that may not be actively traded.  The fair value of our foreign currency forward contracts is based on quoted prices and market observable data of similar instruments in active markets, such as currency spot rates, forward rates, and LIBOR.

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

Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life and recorded in cost of revenue within the accompanying consolidated statements of operations. The weighted-average useful life of our capitalized internal-use software was 3.0 years as of December 31, 2015.

Business Combinations

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

Goodwill, Acquired Intangible Assets, and Impairment Assessment of Long-Lived Assets

Goodwill. Goodwill represents the excess purchase consideration of an acquired business over the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment annually in the third quarter, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. No impairment charges were recorded during the years ended December 31, 2015 and 2014.

Acquired Intangible Assets. Acquired intangible assets consist of identifiable intangible assets, primarily developed technology and customer relationships, resulting from our acquisitions. Intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives following the pattern in which the economic benefits of the assets will be consumed, generally straight-line.

Impairment of Long-Lived Assets. The carrying amounts of our long-lived assets, including property and equipment, capitalized internal-use software, and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future undiscounted net cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. There were no material impairments for the years ended December 31, 2015 and 2014.

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

All RSUs and certain options granted to employees prior to the IPO vest upon the satisfaction of both a service condition and a performance condition. These RSUs and stock options with both a service condition and performance condition are collectively referred to as “Performance Awards” in the following discussion. The service condition for substantially all of these awards is satisfied over four years. The performance condition was satisfied upon the occurrence of a qualifying liquidity event which occurred upon the effectiveness of the registration statement related to our IPO. No share-based compensation expense was recognized for the Performance Awards prior to the IPO as the performance condition had not been deemed probable to have been met. Upon the satisfaction of the performance condition in May 2014, we recognized a cumulative share-based compensation expense for the portion of the Performance Awards that had met the service condition. The remaining unrecognized share-based compensation expense recorded over the remaining requisite service period using the accelerated attribution method, net of estimated forfeitures. For the years ended December 31, 2015 and 2014, share-based compensation expense related to the Performance Awards was $6.1 million and $12.7 million, respectively.

As of December 31 2015, we had a total of $168.5 million in future period share-based compensation expense related to all equity awards, net of estimated forfeitures, to be recognized over a weighted average period of 3.0 years.

Advertising Expense

Advertising is expensed as incurred. For the years ended December 31, 2015, 2014, and 2013, advertising expense was $16.5 million, $12.7 million, and $6.5 million, respectively.

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

We have elected to record interest accrued and penalties related to unrecognized tax benefits in our consolidated financial statements as a component of provision for income taxes.

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

The functional currency of our Singapore subsidiary is the Singapore dollar. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet dates. Revenue and expenses are translated at the average exchange rates for the period. Amounts classified in stockholders’ equity are translated at historical exchange rates. Translation gains and losses are recorded in accumulated other comprehensive loss income as a component of stockholders' equity.

Concentrations of Risk

Financial instruments potentially exposing us to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities, accounts receivable and derivative instruments. We place our cash and cash equivalents with high-credit-quality financial institutions.  However, we maintain balances in excess of the FDIC insurance limits. We do not require our customers to provide collateral to support accounts receivable and maintain an allowance for doubtful accounts receivable balances. We seek to mitigate counterparty credit risk related to our derivative instruments by transacting with major financial institutions with high credit ratings.

At December 31, 2015 and 2014, there were no customers that represented more than 10% of our accounts receivable balance. There were no customers that individually exceeded 10% of our revenue in any of the periods presented.

Recently Issued and Adopted Accounting Pronouncements

In November 2015, the FASB issued ASU 2015-17 “Balance Sheet Classification of Deferred Taxes,” requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. The purpose of this standard is to simplify the presentation of deferred liabilities and assets. We elected to prospectively adopt this standard in the beginning of our fourth quarter of fiscal 2015. The impact to our consolidated financial statements was not material and prior periods were not retrospectively adjusted.

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

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606 “Revenue from Contracts with Customers.” This standard provides principles for recognizing revenue to which an entity expects to be entitled for the transfer of promised goods or services to customers. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year. As currently issued and amended, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, though early adoption is permitted for annual reporting periods beginning after December 15, 2016. The amendment may be applied retrospectively to each prior period presented, or with the cumulative effect recognized as of the date of initial adoption. We have not yet selected a transition method and continue to evaluate the effect of the standard on our consolidated financial statements, including revenue and commissions.

Note 3. Business Combinations

We Are Cloud SAS

On October 13, 2015, we completed the acquisition of WAC, the maker of BIME Analytics software.  We acquired 100 percent of the outstanding shares of WAC in exchange for purchase consideration of $46.3 million in cash, including working capital adjustments.  As partial security for standard indemnification obligations, $7.0 million of the consideration will be held in escrow for a period of up to 18 months, with a portion to be released 12 months following the closing of the acquisition.  We incurred transaction costs of $1.0 million in connection with the acquisition.  The transaction costs were expensed as incurred and recognized within general and administrative expenses.

The fair value of assets acquired and liabilities assumed was based on a preliminary valuation and purchase price, and our estimates and assumptions are subject to change within the measurement period. The primary areas that remain preliminary relate to working capital adjustments, the fair values of certain tangible assets and liabilities acquired, and residual goodwill.  The total purchase price was allocated to assets acquired and liabilities assumed as set forth below (in thousands).  The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill generated from the acquisition is primarily attributable to expected synergies, including cost savings from integrating the analytics technology with our customer service platform and the opportunity to sell the analytics software alongside our existing products. Goodwill is not expected to be deductible for income tax purposes. Goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present.

Net tangible assets acquired	$2,285
Net deferred tax liability recognized	(1,979)
Identifiable intangible assets:
Developed technology	8,800
Customer relationships	500
Goodwill	36,730
Total purchase price	$46,336

The developed technology and customer relationship intangible assets were each assigned useful lives of 4.5 years.

In connection with the acquisition, we entered into retention arrangements with certain employees of WAC, pursuant to which we issued RSUs for approximately 0.5 million shares of our common stock, most of which vest in three annual installments from the date of acquisition. The expense related to the RSUs will be accounted for as share-based compensation expense over the required service periods and was not included in the purchase consideration.

The results of operations of WAC have been included in our consolidated financial statements from the date of the acquisition.

The following unaudited pro forma information presents the combined results of operations as if the acquisition had been completed on January 1, 2014, the beginning of the comparable prior annual reporting period. The unaudited pro forma results include: (i) recognition of the post-acquisition share-based compensation and other compensation expense; (ii) amortization associated with the acquired intangible assets, based on preliminary estimates of fair value; (iii) acquisition-related costs incurred by Zendesk and WAC; (iv) the impact of fair value adjustments to deferred revenue and capitalized software; (v) the income tax benefit associated with WAC’s historical loss before income taxes, and the pro forma adjustments.

The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred in integrating the two companies. Accordingly, the unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations (in thousands):

	Year Ended December 31,
	2015	2014
Revenue	$210,647	$127,932
Net loss attributable to common stockholders	(87,348)	(74,670)

Zopim Technologies

On March 21, 2014, we completed the acquisition of Zopim Technologies Pte Ltd., or Zopim, a software development company that provides a SaaS live chat service. As of December 31, 2014, we finalized our purchase accounting after adjustments were made to the preliminary purchase price allocation. The total adjusted acquisition date fair value of consideration transferred was $15.8 million, including $4.9 million of cash and $10.9 million of our common stock, all of which was issued on the acquisition date.  Of the total consideration transferred, $1.1 million of cash and $2.4 million of common stock consideration was held back between 12 and 18 months as partial security for standard indemnification obligations. These hold back amounts were released in equal installments in March and September 2015. The total adjusted purchase price was allocated to assets acquired and liabilities assumed as set forth below (in thousands). The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill generated from the acquisition is attributable to expected synergies from future growth and potential future monetization opportunities, and is not deductible for tax purposes.

Net tangible liabilities assumed	$(385)
Intangible assets	6,560
Goodwill	9,594
Total purchase price	$15,769

In connection with the acquisition, we also established a retention plan pursuant to which we issued RSUs for 0.9 million shares of our common stock, which vest in three annual installments from the date of acquisition. In addition, we agreed to pay cash in an aggregate amount of $3.0 million in two annual installments from the date of acquisition to Zopim employees in connection with their continued employment, which is recorded as compensation expense over the associated service periods of such employees. For the year ended December 31, 2015, RSUs for 0.3 million shares of our common stock became vested pursuant to the terms of the retention plan, and we paid the first installment of the cash retention bonus in the amount of $1.5 million.

Pro forma revenue and results of operations have not been presented because the historical results of Zopim were not material to our consolidated financial statements in any period presented.

Note 4. Financial Instruments

Investments

The following tables present information about our financial assets measured at fair value on a recurring basis as of December 31, 2015 and 2014 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurement at
	December 31, 2015
	Level 1	Level 2	Total
Description
Corporate bonds	$—	31,761	$31,761
Money market funds	21,338	—	21,338
Asset-backed securities	—	7,998	7,998
Commercial paper	—	5,992	5,992
U.S. treasury securities	—	4,001	4,001
Agency securities	—	1,998	1,998
Total	$21,338	$51,750	$73,088
Included in cash and cash equivalents			$21,338
Included in marketable securities			$51,750

	Fair Value Measurement at
	December 31, 2014
	Level 1	Level 2	Total
Description
Corporate bonds	$—	$40,345	$40,345
Money market funds	21,382	—	21,382
Asset-backed securities	—	5,080	5,080
Commercial paper	—	3,993	3,993
U.S. treasury securities	—	1,991	1,991
Total	$21,382	$51,409	$72,791
Included in cash and cash equivalents			$21,382
Included in marketable securities			$51,409

There were no transfers between fair value measurement levels during the years ended December 31, 2015 or 2014.

Gross unrealized gains or losses for cash equivalents and marketable securities as of December 31, 2015 and 2014 were not material. As of December 31, 2015 and 2014, there were no securities that were in an unrealized loss position for more than twelve months.

The following table classifies our marketable securities by contractual maturities as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Due in one year or less	$29,414	$42,204
Due after one year	22,336	9,205
Total	$51,750	$51,409

Derivative Instruments and Hedging

In September 2015, we implemented a hedging program to mitigate the impact of foreign currency fluctuations on our future cash flows and earnings. We entered into foreign currency forward contracts with certain financial institutions and designated those hedges as cash flow hedges. As of December 31, 2015, $0.7 million of unrealized losses related to the effective portion of changes in the fair value of foreign currency forward contracts designated as cash flow hedges were included in the balance of other accumulated comprehensive loss. We expect to reclassify $0.7 million from accumulated other comprehensive loss into earnings over the next twelve months associated with our cash flow hedges.

The following table presents information about our derivative instruments on the consolidated balance sheet as of December 31, 2015 (in thousands):

	December 31, 2015
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	408	Accrued liabilities	1,081
Total		$408		$1,081

Our foreign currency forward contracts had a total notional value of $60.8 million as of December 31, 2015. There were no derivative assets or liabilities on our consolidated balance sheet as of December 31, 2014.

The following table presents information about our derivative instruments on the statement of operations for the year ended December 31, 2015 (in thousands):

		Year Ended December 31, 2015
Derivative Instrument	Location of Loss Reclassified into Earnings	Loss Recognized in AOCI	Loss Reclassified from AOCI into Earnings
Foreign currency forward contracts	Revenue, cost of revenue, operating expenses	(794)	(84)
Total		$(794)	$(84)

All derivatives have been designated as hedging instruments.  Amounts recognized in earnings related to excluded time value and hedge ineffectiveness were not material for the year ended December 31, 2015. There were no gains or losses on derivative instruments for the years ended December 31, 2014 or 2013.

Note 5. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31, 2015	December 31, 2014
Capitalized internal-use software	$22,418	$18,541
Hosting equipment	26,920	14,085
Leasehold improvements	19,577	15,144
Computer equipment and software	7,682	4,310
Furniture and fixtures	5,739	4,524
Construction in progress	4,157	3,546
Total	86,492	60,150
Less accumulated depreciation and amortization	(29,952)	(18,255)
Property and equipment, net	$56,540	$41,895

Depreciation expense was $11.2 million, $6.1 million, and $2.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Amortization expense of capitalized internal-use software totaled $6.2 million, $3.8 million, and $2.3 million during the years ended December 31, 2015, 2014, and 2013, respectively. The carrying value of capitalized internal-use software at December 31, 2015 and 2014 was $14.1 million and $13.6 million, respectively, including $1.5 million and $3.5 million in construction in progress, respectively.

Note 6. Goodwill and Acquired Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2015 are as follows (in thousands):

Balance as of December 31, 2013	$—
Goodwill acquired	9,373
Goodwill adjustments	221
Foreign currency translation adjustments	(354)
Balance as of December 31, 2014	9,240
Goodwill acquired	36,730
Goodwill adjustments	—
Foreign currency translation adjustments	(624)
Balance as of December 31, 2015	$45,346

The following tables present information about our acquired intangible assets subject to amortization as of December 31, 2015 and 2014 (in thousands):

	As of December 31, 2015
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustments	Net	Remaining Useful Life
					(In years)
Developed technology	$14,000	$(3,133)	$(279)	$10,587	3.6
Customer relationships	1,800	(606)	(78)	1,117	3.8
	$15,800	$(3,740)	$(356)	$11,704

	As of December 31, 2014
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustments	Net	Remaining Useful Life
					(In years)
Developed technology	$5,200	$(1,118)	$(191)	$3,891	2.7
Customer relationships	1,300	(244)	(48)	1,008	3.2
Trade name	60	(45)	(2)	13	0.2
	$6,560	$(1,407)	$(241)	$4,912

During 2015, the trade name associated with our acquisition of Zopim became fully amortized and was removed from our consolidated balance sheet. Amortization expense of acquired intangible assets for the year ended December 31, 2015 and 2014 was $2.3 million and $1.4 million, respectively.

Estimated future amortization expense as of December 31, 2015 is as follows (in thousands):

2016	$3,692
2017	3,305
2018	2,129
2019	2,066
2020	512
$11,704

Note 7. Credit Facility

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

Note 8. Commitments and Contingencies

Leases

We lease office space under noncancelable operating leases with various expiration dates. Certain of the office space lease agreements contain rent holidays or rent escalation provisions. Rent holiday and rent escalation provisions are considered in determining the straight-line expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. For the years ended December 31, 2015, 2014, and 2013, rent expense was $7.5 million, $6.8 million, and $2.3 million, respectively. Deferred rent of $6.9 million and $7.2 million as of December 31, 2015 and 2014, respectively, is included in other liabilities.

We leased computer equipment from various parties under capital lease agreements that expired in March 2015.

As of December 31, 2015, the future minimum lease payments by year under noncancelable operating leases are as follows for the years ending December 31 (in thousands):

2016	$8,367
2017	8,870
2018	8,790
2019	8,019
2020	4,634
Thereafter	6,600
Total minimum lease payments	$45,280

Letters of Credit

As of December 31, 2015 and 2014, we had a total of $3.7 million in unsecured letters of credit outstanding primarily related to our leased office space in San Francisco.  These letters of credit renew annually and mature at various dates through October 31, 2022.

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

We are not currently aware of any litigation matters or loss contingencies that would be expected to have a material adverse effect on our business, consolidated balance sheets, results of operations, comprehensive loss, or cash flows.

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

Certain of our product offerings include service-level agreements warranting defined levels of uptime reliability and performance and permitting those customers to receive credits for future services in the event that we fail to meet those levels. To date, we have not accrued for any significant liabilities in the accompanying consolidated financial statements as a result of these service-level agreements.

Note 9. Common Stock and Stockholders’ Equity (Deficit)

Common Stock

Upon the completion of our IPO, we increased the number of shares authorized for issuance from 125 million to 400 million with a par value of $0.01 per share.

Convertible Preferred Stock

Upon the completion of the IPO, all outstanding convertible preferred stock was converted into 34.3 million shares of common stock.

Preferred Stock

As of December 31, 2015 and 2014, 10 million shares of preferred stock were authorized for issuance with a par value of $0.01 per share and no shares of preferred stock were issued or outstanding.

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

For the year ended December 31, 2015 and 2014, 1.0 million and 0.4 million shares of common stock were purchased under the ESPP. Pursuant to the terms of the ESPP, the number of shares reserved under the ESPP increased by 0.9 million shares and 0.8 shares on January 1, 2016 and 2015, respectively. As of December 31, 2015, 2.9 million shares of common stock were available for issuance under the ESPP.

Stock Option and Grant Plans

Our board of directors adopted the 2009 Stock Option and Grant Plan, or the 2009 Plan, in July 2009. The 2009 Plan was terminated in connection with our IPO, and accordingly, no shares are available for issuance under this plan. The 2009 Plan continues to govern outstanding awards granted thereunder.

Our 2014 Stock Option and Incentive Plan, or the 2014 Plan, serves as the successor to our 2009 Plan.  Pursuant to the terms of the 2014 Plan, the number of shares reserved for issuance under the 2014 Plan increased by 4.5 million and 3.8 million shares on January 1, 2016 and 2015, respectively.  As of December 31, 2015, we had 4.3 million shares of common stock available for future grants under the 2014 Plan.

A summary of our stock option and RSU activity for the year ended December 31, 2015 is as follows (in thousands, except per share information):

		Options Outstanding				RSUs Outstanding
				Weighted
				Average			Weighted
	Shares		Weighted	Remaining	Aggregate		Average
	Available	Number of	Average	Contractual	Intrinsic	Outstanding	Grant Date
	for Grant	Shares	Exercise Price	Term	Value	RSUs	Fair Value
				(In years)
Outstanding — January 1, 2015	7,559	12,043	$7.39	8.29	$204,467	3,064	$13.69
Increase in authorized shares	3,779
Stock options granted	(2,079)	2,079	24.34
RSUs granted	(5,451)					5,451	21.71
Stock options exercised		(3,275)	3.24
RSUs vested						(1,655)	16.93
Unvested shares repurchased	2
Stock options forfeited or canceled	70	(70)	4.31
RSUs forfeited or cancelled	443					(443)	18.91
Outstanding — December 31, 2015	4,323	10,778	$11.94	7.96	$156,262	6,417	$19.54
Options vested and expected to vest as of December 31, 2015		9,888	$11.65	7.91	$146,296
Options vested and exercisable as of December 31, 2015		3,983	$8.48	7.35	$71,521

The total intrinsic value of stock options exercised during each of the years ended December 31, 2015 and 2014 was $66.2 million and during the year ended December 31, 2013 was $4.6 million.  Aggregate intrinsic value for options exercised represents the difference between the exercise price and the market value on the date of exercise.  The weighted-average grant date fair value of stock options granted during the years ended December 31, 2015, 2014, and 2013 was $12.44, $7.22, and $1.62, respectively.

Aggregate intrinsic value for options outstanding represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Zendesk’s closing stock price as reported on the New York Stock Exchange as of December 31, 2015 was $26.44.

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

•

Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes valuation model on the yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term of the stock options for each stock option group.

•	Dividend Yield. We have not paid and do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero.

The assumptions used to estimate the fair value of stock options granted to employees are as follows:

	Year Ended December 31,
	2015	2014	2013
Expected volatility	49% - 54%	54% - 56%	50% - 63%
Dividend rate	0%	0%	0%
Risk-free interest rate	1.4% - 2.0%	1.75% - 2.02%	0.63% - 2.02%
Expected term (in years)	6.02 - 6.08	6.02 - 6.50	4.47 - 6.27

The assumptions used to estimate the fair value of ESPP awards are as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Expected volatility	37% - 43%	45% - 49%
Dividend rate	0%	0%
Risk-free interest rate	0.09% - 0.69%	0.05% - 0.35%
Expected term (in years)	0.50 - 1.50	0.50 - 1.50

•In addition to the assumptions used in the Black-Scholes option valuation model, we must also estimate a forfeiture rate to calculate the share-based compensation expense for our awards. Our forfeiture rate is based on an analysis of our actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and other factors. Changes in the estimated forfeiture rate can have a significant impact on our share-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the share-based compensation expense recognized in our financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the share-based compensation expense recognized in our financial statements.

•We will continue to use judgment in evaluating the expected volatility, expected term, and forfeiture rate utilized in our share-based compensation expense calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates of expected volatility, expected term, and forfeiture rates, which could materially impact our future share-based compensation expense.

In the year ended December 31, 2015 and 2014, we recorded none and $4.3 million of share-based compensation expense related to accelerated vesting of stock options for terminated employees, respectively.

Early Exercise of Stock Options and Purchase of Unvested Stock Awards

Certain of our stock options permit early exercise. Common stock purchased pursuant to an early exercise of stock options or unvested stock awards is not deemed to be outstanding for financial reporting purposes until those shares vest. Therefore, cash received in exchange for unvested shares is recorded as a liability and is transferred into common stock and additional paid-in capital as the shares vest. Upon termination of service, we may, at our discretion, repurchase unvested shares acquired through early exercise of stock options or purchase of unvested stock awards at a price equal to the price per share paid upon the exercise of such options or the purchase of such unvested stock awards. As of December 31, 2015 and 2014 there were 0.3 million and 0.6 million shares outstanding as a result of early exercise of stock options and purchase of unvested stock awards by our employees and directors that were classified as accrued liabilities for an aggregated amount of $1.0 million and $2.1 million, respectively.

Treasury Stock

We repurchased 0.5 million shares of common stock in the year ended December 31, 2011 and recorded the repurchased shares as treasury shares in the stockholders’ equity section of the balance sheet at cost.

Note 10. Net Loss Per Share

We compute net loss per share of common stock in conformity with the two-class method required for participating securities. We considered all series of the redeemable convertible preferred stock to be participating securities as the holders of the preferred stock were entitled to receive a non-cumulative dividend on a pari passu basis in the event that a dividend is paid on common stock. We also consider shares of common stock issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of all series of the redeemable convertible preferred stock and the holders of shares of common stock acquired upon early exercise of stock options do not have a contractual obligation to share in our losses. As such, our net losses for the years ended December 31, 2015, 2014 and 2013 were not allocated to these participating securities. Upon the closing of the IPO in May 2014, all shares of our then-outstanding redeemable convertible preferred stock automatically converted into our common stock.

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

The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
			Class A	Class B
Net loss	$(84,052)	$(67,415)	$(10,290)	$(12,281)
Less: Accretion of redeemable convertible preferred stock	—	(18)	(22)	(27)
Net loss attributable to common stockholders	$(84,052)	$(67,433)	$(10,312)	$(12,308)
Basic shares:
Weighted-average common shares outstanding	85,238	54,383	9,881	12,964
Less: Weighted-average common shares subject to repurchase	(312)	(812)	—	(1,171)
Weighted-average common shares used to compute basic net loss per share	84,926	53,571	9,881	11,793
Diluted shares:
Weighted-average common shares used to compute diluted net loss per share	84,926	53,571	9,881	11,793
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.99)	$(1.26)	$(1.04)	$(1.04)

The anti-dilutive securities excluded from the shares used to calculate the diluted net loss per share are as follows (in thousands):

	As of December 31,
	2015	2014	2013
Redeemable convertible preferred stock	—	—	34,323
Shares subject to outstanding common stock options and employee stock purchase plan	10,844	12,178	10,134
Shares subject to common stock warrants	—	—	125
Restricted stock units	6,417	3,064	811
	17,260	15,242	45,393

Note 11. Income Taxes

The components of loss before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
U.S.	$(85,928)	$(66,755)	$(23,117)
Foreign	2,214	(923)	767
Total	$(83,714)	$(67,678)	$(22,350)

The income tax provision is composed of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current tax provision:
Federal	$1	$2	$—
State	(3)	1	37
Foreign	1,693	567	189
	1,691	570	226

Deferred tax provision:
Federal	(16)	—	—
State	—	—	—
Foreign	(1,337)	(833)	(5)
Total provision for (benefit from) income taxes	$338	$(263)	$221

Significant components of deferred tax assets are as follows (in thousands):

	As of December 31,
	2015	2014
Deferred tax assets:
Tax credit carryforward	$266	$197
Net operating loss carryforward	53,237	33,878
Share-based compensation	10,733	5,311
Accrued liabilities and reserves	3,840	3,710
Other	2,609	600
Total deferred tax assets	70,685	43,696
Less: valuation allowance	(65,371)	(39,496)
Deferred tax assets, net of valuation allowance	5,314	4,200
Deferred tax liabilities:
Depreciation and amortization	(6,335)	(4,597)
Net deferred tax assets (liabilities)	$(1,021)	$(397)

The following is a reconciliation of the statutory federal income tax rate and the effective tax rates:

	Year Ended December 31,
	2015	2014	2013
Tax at federal statutory rate	34.0%	34.0%	34.0%
State tax provision, net of federal benefit	—	—	(0.2)
Share-based compensation	(5.5)	(5.5)	(4.4)
Valuation allowance	(29.2)	(27.9)	(30.4)
Other	0.3	(0.2)	—
Effective tax rate	(0.4%)	0.4%	(1.0%)

We have not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2015 because we intend to permanently reinvest such earnings outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of December 31, 2015, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $3.5 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

As of December 31, 2015, we had net operating loss carryforwards of approximately $243.0 million for federal income taxes and $67.2 million for state income taxes. If not utilized, these carryforwards will begin to expire in 2029 for federal purposes and 2031 for state purposes. Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event that we had a change of ownership, utilization of the net operating loss and tax credit carryforwards may be restricted. In addition, we have $3.3 million of net operating loss carryforwards in France resulting from our acquisition of WAC. These carryforward losses do not expire, however, utilization of these carryforwards may be subject to annual limitations. In addition, the right to the carryforward losses could be challenged if the French tax authorities determined that a significant change in the company’s actual business has occurred.

We account for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes, net operating loss carryforwards, and other tax credits measured by applying currently enacted tax laws. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. We regularly assess the need for a valuation allowance against our deferred tax assets by considering both positive and negative evidence to determine whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. We recorded a valuation allowance to fully offset our U.S. deferred tax assets, as we consider our cumulative loss in recent years to be strong negative evidence for retaining the valuation allowance. The valuation allowance increased by $25.9 million during the twelve months ended December 31, 2015. We will continue to assess the future realization of our deferred tax assets in each applicable jurisdiction and adjust the valuation allowance accordingly.

As of December 31, 2015, we had research and development credit carryforwards of approximately, $3.8 million and $4.1 million for federal and state income taxes, respectively. If not utilized, the federal carryforwards will begin to expire in 2029. The state tax credit can be carried forward indefinitely.

A share option exercise may result in a tax deduction prior to the actual recognition of the related excess tax benefit because we have a net operating loss carryforward. Our net operating losses include $97.4 million of excess stock option benefits that will be creditable to additional paid in capital when realized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

Balance at December 31, 2013	$3,917
Additions for tax positions related to the prior year	(32)
Additions for tax positions related to the current year	2,070
Lapse of statutes of limitations	—
Balance at December 31, 2014	5,955
Additions for tax positions related to the prior year	(57)
Additions for tax positions related to the current year	2,605
Lapse of statutes of limitations	—
Balance at December 31, 2015	$8,503

As of December 31, 2015, we had $0.3 million of interest and penalties related to the uncertain tax positions.  We have elected to record interest and penalties in the financial statements as a component of income taxes.  Included in the balance of unrecognized tax benefits at December 31, 2015 and 2014 are potential benefits of $1.0 million and $0.9 million, respectively, which if recognized, would affect the effective tax rate.

We are currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate over the next 12 months.

Our 2009-2014 tax years remain subject to examination by the taxing authorities for U.S. federal, state, and foreign tax purposes.

Note 12. Geographic Information

Revenue

The following table presents our revenue by geographic areas, as determined based on the billing address of our customers (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$116,220	$72,217	$42,415
EMEA	59,047	35,856	19,125
Other	33,501	18,976	10,505
Total	$208,768	$127,049	$72,045

Long-Lived Assets

The following table presents our long-lived assets by geographic areas (in thousands):

	As of	As of
	December 31, 2015	December 31, 2014
United States	$26,696	$22,817
EMEA	10,351	4,373
Other	5,332	1,096
Total	$42,379	$28,286

The carrying values of capitalized internal-use software and intangible assets are excluded from the balance of long-lived assets presented in the table above.

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

Based on this evaluation, our management concluded that, as of December 31, 2015, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal over control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in our Proxy Statement for the 2016 Annual Meeting of Stockholders, or the 2016 Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015 and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

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

(3)	Exhibits.

The documents listed in the Exhibit Index of this report are incorporated by reference or are filed with this report, in each case as indicated therein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zendesk, Inc.

Date: February 26, 2016	By:	/s/ Alan Black
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mikkel Svane Mikkel Svane	Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)	2/26/16

/s/ Alan Black Alan Black	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	2/26/16

/s/ Carl Bass	Director	2/26/16
Carl Bass
/s/ Peter Fenton Peter Fenton	Director	2/26/16

/s/ Caryn Marooney Caryn Marooney	Director	2/26/16

/s/ Elizabeth Nelson Elizabeth Nelson	Director	2/26/16

/s/ Dana Stalder Dana Stalder	Director	2/26/16

/s/ Michelle Wilson Michelle Wilson	Director	2/26/16

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

2.1	Share Purchase and Sale Agreement by and among the Registrant, the sellers listed therein, the option holders listed therein, Zopim Technologies Pte Ltd., and the representative of the sellers and option holders listed therein, dated as of March 14, 2014.	S-1	333-195176	2.1	April 10, 2014

2.2	Stock Purchase Agreement by and among Zendesk, Inc., We Are Cloud SAS, the Sellers set forth therein, and Rachel Delacour and Alven Capital Partners, represented by Mr. Jérémy Uzan, as the Sellers’ Representatives, dated October 13, 2015.	8-K	001-36456	2.1	October 13, 2015

2.3	Stock Purchase Agreement by and among Zendesk, Inc., We Are Cloud SAS, and the Sellers set forth therein, dated October 13, 2015.	8-K	001-36456	2.2	October 13, 2015

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36456	3.1	August 7, 2014

3.2	Amended and Restated By-laws of the Registrant.	10-Q	001-36456	3.2	April 10, 2014

4.1	Form of Common Stock Certificate of the Registrant.	S-1	333-195176	4.1	May 5, 2014

10.1#	2009 Stock Option and Grant Plan, as amended, and related form agreements.	S-1	333-195176	10.2	April 10, 2014

10.2#	2014 Stock Option and Incentive Plan, and related form agreements.

10.3#	2014 Employee Stock Purchase Plan, as amended.	10-Q	001-36456	10.2	November 6, 2014

10.4#	Offer Letter between the Registrant and Alan Black, dated as of October 28, 2011.	S-1	333-195176	10.5	April 10, 2014

10.5#	Offer Letter between the Registrant and Marcus Bragg, dated as of July 25, 2013.	S-1	333-195176	10.6	April 10, 2014

10.6#	Offer Letter between the Registrant and Adrian McDermott, dated as of June 16, 2010.	S-1	333-195176	10.7	April 10, 2014

10.7#	Offer Letter between the Registrant and Anne Raimondi, dated as of July 1, 2013.	S-1	333-202621	10.8	March 9, 2015

10.8#	Offer Letter and Employment Agreement between the Registrant and Matt Price, dated as of May 9, 2011 and July 15, 2011, respectively.	S-1	333-202621	10.9	March 9, 2015

10.9#	Offer Letter between the Registrant and John Geschke, dated as of May 30, 2012.

10.10#	Offer Letter between the Registrant and Amanda Kleha, dated as of September 21, 2009.

10.11	Office Lease between the Registrant and 989 Market Street, LLC, dated as of April 29, 2011.	S-1	333-195176	10.8	April 10, 2014

10.12	First Amendment to Lease between the Registrant and 989 Market Street, LLC, dated as of June 28, 2011.	S-1	333-195176	10.9	April 10, 2014

10.13	Second Amendment to Lease between the Registrant and 989 Market Street, LLC, dated as of August 11, 2011.	S-1	333-195176	10.10	April 10, 2014

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.14	Third Amendment to Lease between the Registrant and HMC Mid-Market Ventures LLC, dated as of September 11, 2013.	S-1	333-195176	10.11	April 10, 2014

10.15	Lease Agreement between the Registrant and 1019 Market St. Property, LLC, dated as of September 6, 2013, as amended.	10-Q	001-36456	10.1	November 6, 2014

10.16#	Non-Employee Director Compensation Policy.	S-1	333-195176	10.18	April 23, 2014

10.17#	Amended and Restated Executive Incentive Bonus Plan.	8-K	001-36456	10.1	February 11, 2015

10.18#	Zendesk, Inc. Change in Control Acceleration Plan.	8-K	001-36456	10.1	May 15, 2015

10.19#	Forms of Indemnification Agreement.	S-1	333-195176	10.1	April 10, 2014

10.20	Sublease between the Registrant and Zoosk, Inc., dated as of August 1, 2012.	S-1	333-195176	10.12	April 10, 2014

10.21	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated as of June 12, 2012.	S-1	333-195176	10.14	April 10, 2014

10.22	First Amendment and Waiver to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated as of June 14, 2013.	S-1	333-195176	10.15	April 10, 2015

10.23	Second Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated as of December 30, 2013.	S-1	333-195176	10.16	April 10, 2014

10.24	Third Amendment to Loan Security Agreement by and between the Registrant and Silicon Valley Bank, dated as of February 7, 2014.	S-1	333-195176	10.17	April 10, 2014

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates management contract or compensatory plan, contract, or agreement.
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