Form 10-K/A
period 2015-12-31
Zendesk, Inc.
filed 2016-03-03
CIK 1463172

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“Original Filing”), filed with the U.S. Securities and Exchange Commission on February 26, 2016.  The sole purpose of this Amendment No. 1 is to correct the previously filed consent of Ernst & Young LLP (filed as Exhibit 23.1), which inadvertently did not reference all registration statements into which Ernst & Young LLP consented its report dated February 26, 2016 to be incorporated by reference. There are no other changes to the Form 10-K or the consent.

Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the date of the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zendesk, Inc.

Date: March 3, 2016	By:	/s/ Alan Black
Alan Black
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mikkel Svane Mikkel Svane	Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)	March 3, 2016

/s/ Alan Black Alan Black	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2016

*	Director	March 3, 2016
Carl Bass
* Peter Fenton	Director	March 3, 2016

* Caryn Marooney	Director	March 3, 2016

* Elizabeth Nelson	Director	March 3, 2016

* Dana Stalder	Director	March 3, 2016

* Michelle Wilson	Director	March 3, 2016

*By:	/s/ Alan Black
Alan Black
Attorney-in-Fact

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

2.1	Share Purchase and Sale Agreement by and among the Registrant, the sellers listed therein, the option holders listed therein, Zopim Technologies Pte Ltd., and the representative of the sellers and option holders listed therein, dated as of March 14, 2014.	S-1	333-195176	2.1	April 10, 2014

2.2	Stock Purchase Agreement by and among Zendesk, Inc., We Are Cloud SAS, the Sellers set forth therein, and Rachel Delacour and Alven Capital Partners, represented by Mr. Jérémy Uzan, as the Sellers’ Representatives, dated October 13, 2015.	8-K	001-36456	2.1	October 13, 2015

2.3	Stock Purchase Agreement by and among Zendesk, Inc., We Are Cloud SAS, and the Sellers set forth therein, dated October 13, 2015.	8-K	001-36456	2.2	October 13, 2015

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36456	3.1	August 7, 2014

3.2	Amended and Restated By-laws of the Registrant.	10-Q	001-36456	3.2	April 10, 2014

4.1	Form of Common Stock Certificate of the Registrant.	S-1	333-195176	4.1	May 5, 2014

10.1#	2009 Stock Option and Grant Plan, as amended, and related form agreements.	S-1	333-195176	10.2	April 10, 2014

10.2#*	2014 Stock Option and Incentive Plan, and related form agreements.

10.3#	2014 Employee Stock Purchase Plan, as amended.	10-Q	001-36456	10.2	November 6, 2014

10.4#	Offer Letter between the Registrant and Alan Black, dated as of October 28, 2011.	S-1	333-195176	10.5	April 10, 2014

10.5#	Offer Letter between the Registrant and Marcus Bragg, dated as of July 25, 2013.	S-1	333-195176	10.6	April 10, 2014

10.6#	Offer Letter between the Registrant and Adrian McDermott, dated as of June 16, 2010.	S-1	333-195176	10.7	April 10, 2014

10.7#	Offer Letter between the Registrant and Anne Raimondi, dated as of July 1, 2013.	S-1	333-202621	10.8	March 9, 2015

10.8#	Offer Letter and Employment Agreement between the Registrant and Matt Price, dated as of May 9, 2011 and July 15, 2011, respectively.	S-1	333-202621	10.9	March 9, 2015

10.9#*	Offer Letter between the Registrant and John Geschke, dated as of May 30, 2012.

10.10#*	Offer Letter between the Registrant and Amanda Kleha, dated as of September 21, 2009.

10.11	Office Lease between the Registrant and 989 Market Street, LLC, dated as of April 29, 2011.	S-1	333-195176	10.8	April 10, 2014

10.12	First Amendment to Lease between the Registrant and 989 Market Street, LLC, dated as of June 28, 2011.	S-1	333-195176	10.9	April 10, 2014

10.13	Second Amendment to Lease between the Registrant and 989 Market Street, LLC, dated as of August 11, 2011.	S-1	333-195176	10.10	April 10, 2014

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.14	Third Amendment to Lease between the Registrant and HMC Mid-Market Ventures LLC, dated as of September 11, 2013.	S-1	333-195176	10.11	April 10, 2014

10.15	Lease Agreement between the Registrant and 1019 Market St. Property, LLC, dated as of September 6, 2013, as amended.	10-Q	001-36456	10.1	November 6, 2014

10.16#	Non-Employee Director Compensation Policy.	S-1	333-195176	10.18	April 23, 2014

10.17#	Amended and Restated Executive Incentive Bonus Plan.	8-K	001-36456	10.1	February 11, 2015

10.18#	Zendesk, Inc. Change in Control Acceleration Plan.	8-K	001-36456	10.1	May 15, 2015

10.19#	Forms of Indemnification Agreement.	S-1	333-195176	10.1	April 10, 2014

10.20	Sublease between the Registrant and Zoosk, Inc., dated as of August 1, 2012.	S-1	333-195176	10.12	April 10, 2014

10.21	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated as of June 12, 2012.	S-1	333-195176	10.14	April 10, 2014

10.22	First Amendment and Waiver to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated as of June 14, 2013.	S-1	333-195176	10.15	April 10, 2014

10.23	Second Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated as of December 30, 2013.	S-1	333-195176	10.16	April 10, 2014

10.24	Third Amendment to Loan Security Agreement by and between the Registrant and Silicon Valley Bank, dated as of February 7, 2014.	S-1	333-195176	10.17	April 10, 2014

21.1*	List of Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates management contract or compensatory plan, contract, or agreement.
*	Previously filed with our Annual Report on Form 10-K filed on February 26, 2016.
†

Previously furnished with our Annual Report on Form 10-K filed with the Commission on February 26, 2016. The certifications attached as Exhibit 32.1 that accompany our Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Zendesk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of our Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.