Form 10-Q
period 2016-03-31
Zendesk, Inc.
filed 2016-05-05
CIK 1463172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2016 there were 91,743,091 shares of the registrant’s common stock outstanding.

ZENDESK, INC.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our future financial performance, including our revenue, cost of revenue, gross profit, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;
●	the sufficiency of our cash and cash equivalents, and marketable securities to meet our liquidity needs;
●	our ability to attract and retain customers to use our customer service platform, live chat software, and analytics software, and to optimize the pricing for such software;
●	the evolution of technology affecting our platform, services, and markets;
●	our ability to innovate and provide a superior customer experience;
●	our ability to successfully expand in our existing markets and into new markets;
●	the attraction and retention of qualified employees and key personnel;
●	worldwide economic conditions and their impact on information technology spending;
●	our ability to effectively manage our growth and future expenses;
●	our ability to successfully offer our live chat software and our analytics software as standalone services or further integrate such software with our customer service platform;
●	our ability to maintain, protect, and enhance our intellectual property;
●	our ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations;
●	our ability to securely maintain customer data;
●	our ability to maintain and enhance our brand; and
●	the increased expenses and administrative workload associated with being a public company.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ZENDESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and shares)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$217,791	$216,226
Marketable securities	36,531	29,414
Accounts receivable, net of allowance for doubtful accounts of $900 and $763 as of March 31, 2016 and December 31, 2015, respectively	24,094	26,168
Prepaid expenses and other current assets	11,984	11,423
Total current assets	290,400	283,231
Marketable securities, noncurrent	18,387	22,336
Property and equipment, net	55,543	56,540
Goodwill and intangible assets, net	56,746	57,050
Other assets	4,606	3,529
Total assets	$425,682	$422,686

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,497	$9,332
Accrued liabilities	11,626	9,742
Accrued compensation and related benefits	15,193	14,115
Deferred revenue	90,551	84,210
Total current liabilities	123,867	117,399
Deferred revenue, noncurrent	1,434	1,405
Other liabilities	10,530	10,592
Total liabilities	135,831	129,396
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock	—	—
Common stock	917	905
Additional paid-in capital	531,431	511,183
Accumulated other comprehensive income (loss)	1,247	(2,225)
Accumulated deficit	(243,092)	(215,921)
Treasury stock at cost (0.5 million shares as of March 31, 2016 and December 31, 2015)	(652)	(652)
Total stockholders’ equity	289,851	293,290
Total liabilities and stockholders’ equity	$425,682	$422,686

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$68,459	$42,234
Cost of revenue (1)	21,516	14,290
Gross profit	46,943	27,944
Operating expenses (1)
Research and development	21,597	13,259
Sales and marketing	36,172	23,403
General and administrative	15,861	10,127
Total operating expenses	73,630	46,789
Operating loss	(26,687)	(18,845)
Other expense, net	(70)	(230)
Loss before provision for income taxes	(26,757)	(19,075)
Provision for income taxes	414	93
Net loss	(27,171)	(19,168)

Net loss per share, basic and diluted	$(0.30)	$(0.25)
Weighted-average shares used to compute net loss per share, basic and diluted	90,519	76,338

(1) Includes share-based compensation expense as follows:

	Three Months Ended March 31,
	2016	2015
Cost of revenue	$1,633	$891
Research and development	6,627	4,064
Sales and marketing	5,439	2,432
General and administrative	3,996	2,842

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(27,171)	$(19,168)
Other comprehensive loss, net of tax:
Net change in unrealized gain on available-for-sale investments	129	40
Foreign currency translation gain (loss)	733	(440)
Net change in unrealized gain on derivative instruments	2,610	—
Comprehensive loss	$(23,699)	$(19,568)

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(27,171)	$(19,168)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,526	4,223
Share-based compensation	17,695	10,229
Other	403	172
Changes in operating assets and liabilities:
Accounts receivable	1,898	(635)
Prepaid expenses and other current assets	862	(793)
Other assets and liabilities	(383)	(638)
Accounts payable	(1,851)	(1,012)
Accrued liabilities	2,307	1,323
Accrued compensation and related benefits	(2,066)	(2,837)
Deferred revenue	6,369	3,941
Net cash provided by (used in) operating activities	4,589	(5,195)
Cash flows from investing activities
Purchases of property and equipment	(3,249)	(3,356)
Internal-use software development costs	(1,351)	(1,317)
Purchases of marketable securities	(20,795)	(14,801)
Proceeds from maturities of marketable securities	10,051	7,520
Proceeds from sale of marketable securities	7,604	6,141
Cash paid for the acquisition of Zopim, net of cash acquired	—	(548)
Net cash used in investing activities	(7,740)	(6,361)
Cash flows from financing activities
Proceeds from follow-on public offering, net of issuance costs	—	190,794
Proceeds from exercise of employee stock options	1,915	2,938
Taxes paid related to net share settlement of equity awards	(189)	(82)
Proceeds from employee stock purchase plan	3,144	2,468
Principal payments on debt	—	(753)
Principal payments on capital lease obligations	—	(10)
Net cash provided by financing activities	4,870	195,355
Effect of exchange rate changes on cash and cash equivalents	(154)	158
Net increase in cash and cash equivalents	1,565	183,957
Cash and cash equivalents at the beginning of period	216,226	80,265
Cash and cash equivalents at the end of period	$217,791	$264,222

Supplemental cash flow data:
Cash paid for interest and income taxes	$168	$122

Non-cash investing and financing activities:
Balance of property and equipment in accounts payable and accrued expenses	$2,345	$497
Share-based compensation capitalized in internal-use software development costs	$563	$545
Vesting of early exercised stock options	$232	$311
Property and equipment acquired through tenant improvement allowances	$—	$174
Follow-on offering related costs not yet paid for	$—	$605

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

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 26, 2016. There have been no changes to our significant accounting policies described in the Annual Report on Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes.

The consolidated balance sheet as of December 31, 2015 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, our comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2016.

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

Significant items subject to such estimates and assumptions include the fair value of share-based awards, acquired intangible assets and goodwill, unrecognized tax benefits, the useful lives of acquired intangible assets and property and equipment, and the capitalization and estimated useful life of our capitalized internal-use software.

These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.

Concentrations of Risk

As of March 31, 2016, no customers represented 10% or greater of our total accounts receivable balance. There were no customers that individually exceeded 10% of our revenue during the three months ended March 31, 2016 or 2015.

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the FASB issued new revenue guidance that provides principles for recognizing revenue to which an entity expects to be entitled for the transfer of promised goods or services to customers. In August 2015, the FASB deferred the effective date of adoption by one year. As currently issued and amended, the new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, though early adoption is permitted for annual reporting periods beginning after December 15, 2016. The amendment may be applied retrospectively to each prior period presented, or with the cumulative effect recognized as of the date of initial adoption. We have not yet selected a transition method and continue to evaluate the effect of the standard on our consolidated financial statements, including revenue and commissions.

In September 2015, the FASB issued ASU 2015-16 “Simplifying the Accounting for Measurement-Period Adjustments,” which requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The new standard is required to be applied prospectively. We adopted this guidance in the first quarter of 2016.  The adoption of this standard did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 regarding ASC Topic 842 "Leases." This new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. The new guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 regarding Topic 718 "Compensation - Stock Compensation." This amendment changes certain aspects of accounting for share-based compensation to employees, including the recognition of income tax effects of awards when the awards vest or are settled, requirements on net share settlement to cover tax withholding, and accounting for forfeitures. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

Note 2. Business Combination

On October 13, 2015, we completed the acquisition of WAC, the maker of BIME Analytics software. We acquired 100 percent of the outstanding shares of WAC in exchange for purchase consideration of $46.4 million in cash, including working capital adjustments. As partial security for standard indemnification obligations, $7.0 million of the consideration will be held in escrow for a period of up to 18 months, with a portion to be released 12 months following the closing of the acquisition. We incurred transaction costs of $1.0 million in connection with the acquisition. The transaction costs were expensed as incurred and recognized within general and administrative expenses.

The fair value of assets acquired and liabilities assumed was based on a preliminary valuation and purchase price, and our estimates and assumptions are subject to change within the measurement period. The primary areas that remain preliminary relate to the fair values of certain tangible assets and liabilities acquired and residual goodwill.  The total purchase price was allocated to assets acquired and liabilities assumed as set forth below (in thousands).  During the three months ended March 31, 2016, we made adjustments of $37,000 to the preliminary purchase price allocation related to certain tangible assets and liabilities acquired. The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill generated from the acquisition is primarily attributable to expected synergies, including cost savings from integrating the analytics technology with our customer service platform and the opportunity to sell the analytics software alongside our existing products. Goodwill is not expected to be deductible for income tax purposes. Goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present.

Net tangible assets acquired	$2,269
Net deferred tax liability recognized	(1,979)
Identifiable intangible assets:
Developed technology	8,800
Customer relationships	500
Goodwill	36,767
Total purchase price	$46,357

The developed technology and customer relationship intangible assets were each assigned useful lives of 4.5 years.

In connection with the acquisition, we entered into retention arrangements with certain employees of WAC, pursuant to which we issued RSUs for approximately 0.5 million shares of our common stock, most of which vest in three annual installments from the date of acquisition. The expense related to the RSUs is accounted for as share-based compensation expense over the required service periods and was not included in the purchase consideration.

The results of operations of WAC have been included in our consolidated financial statements from the date of the acquisition.

Note 3. Financial Instruments

Investments

The following tables present information about our cash equivalents and marketable securities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurement at
	March 31, 2016
	Level 1	Level 2	Total
Description
Corporate securities	$—	$29,696	$29,696
Money market funds	18,556	—	18,556
Asset-backed securities	—	10,025	10,025
U.S. treasury securities	—	9,211	9,211
Commercial paper	—	3,985	3,985
Agency securities	—	2,001	2,001
Total	$18,556	$54,918	$73,474
Included in cash and cash equivalents			$18,556
Included in marketable securities			$54,918

	Fair Value Measurement at
	December 31, 2015
	Level 1	Level 2	Total
Description
Corporate securities	$—	$31,761	$31,761
Money market funds	21,338	—	21,338
Asset-backed securities	—	7,998	7,998
Commercial paper	—	5,992	5,992
U.S. treasury securities	—	4,001	4,001
Agency securities	—	1,998	1,998
Total	$21,338	$51,750	$73,088
Included in cash and cash equivalents			$21,338
Included in marketable securities			$51,750

As of March 31, 2016 and December 31, 2015, there were no securities within Level 3 of the fair value hierarchy.  There were no transfers between fair value measurement levels during the three months ended March 31, 2016.  Gross unrealized gains or losses for cash equivalents and marketable securities as of March 31, 2016 and December 31, 2015 were not material. As of March 31, 2016 and December 31, 2015, there were no securities that were in an unrealized loss position for more than 12 months.

The following table classifies our marketable securities by contractual maturity as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Due in one year or less	$36,531	$29,414
Due after one year	18,387	22,336
Total	$54,918	$51,750

For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

Derivative Instruments and Hedging

Our foreign currency exposures typically arise from foreign operations and sales in foreign currencies for subscriptions to our customer service platform. In September 2015, we implemented a hedging program to mitigate the impact of foreign currency fluctuations on our future cash flows and earnings. We enter into foreign currency forward contracts with certain financial institutions and designate those hedges as cash flow hedges. Our foreign currency forward contracts generally have maturities of 15 months or less but can extend up to 24 months. As of March 31, 2016, the balance of other accumulated comprehensive income included an unrealized gain of $1.9 million related to the effective portion of changes in the fair value of foreign currency forward contracts designated as cash flow hedges. We expect to reclassify $1.1 million from accumulated other comprehensive income into earnings over the next 12 months associated with our cash flow hedges.

The following tables present information about derivative instruments on our consolidated balance sheets as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	1,867	Accrued liabilities	740
Foreign currency forward contracts	Other assets	719	Other liabilities	6
Total		$2,586		$746

	December 31, 2015
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	408	Accrued liabilities	1,081
Total		$408		$1,081

Our foreign currency forward contracts had a total notional value of $99.9 million and $60.8 million as of March 31, 2016 and December 31, 2015, respectively.

The following table presents information about our derivative instruments on the statement of operations for the three months ended March 31, 2016 (in thousands):

		Three Months Ended March 31, 2016
Hedging Instrument	Location of Gain (Loss) Reclassified into Earnings	Gain Recognized in AOCI	Loss Reclassified from AOCI into Earnings
Foreign currency forward contracts	Revenue, cost of revenue, operating expenses	2,348	(262)
Total		$2,348	$(262)

There were no gains or losses on derivative instruments for the three months ended March 31, 2015.

All derivatives have been designated as hedging instruments. Amounts recognized in earnings related to excluded time value and hedge ineffectiveness were not material for the three months ended March 31, 2016.

Note 4. Property and Equipment

Property and equipment, net consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Capitalized internal-use software	$24,254	$22,418
Hosting equipment	29,107	26,920
Leasehold improvements	20,492	19,577
Computer equipment and software	8,587	7,682
Furniture and fixtures	5,925	5,739
Construction in progress	2,438	4,157
Total	90,803	86,493
Less: accumulated depreciation and amortization	(35,260)	(29,953)
Property and equipment, net	$55,543	$56,540

Depreciation expense was $3.7 million and $2.3 million for the three months ended March 31, 2016 and 2015, respectively.

Amortization expense of capitalized internal-use software totaled $1.7 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively. The carrying value of capitalized internal-use software at March 31, 2016 and December 31, 2015 was $14.3 million and $14.1 million, respectively, including $1.3 million and $1.5 million in construction in progress, respectively.

Note 5. Goodwill and Acquired Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2016 are as follows (in thousands):

Balance as of December 31, 2015	$45,346
Goodwill adjustments	37
Foreign currency translation adjustments	459
Balance as of March 31, 2016	$45,842

Acquired intangible assets subject to amortization as of March 31, 2016 and December 31, 2015 consist of the following (in thousands).

	As of March 31, 2016
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustments	Net	Remaining Useful Life
					(In years)
Developed technology	$14,000	$(3,991)	$(147)	$9,859	3.5
Customer relationships	1,800	(715)	(43)	1,045	2.8
	$15,800	$(4,706)	$(190)	$10,904

	As of December 31, 2015
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustments	Net	Remaining Useful Life
					(In years)
Developed technology	$14,000	$(3,133)	$(279)	$10,587	3.7
Customer relationships	1,800	(606)	(78)	1,117	3.1
	$15,800	$(3,739)	$(357)	$11,704

Amortization expense of purchased intangible assets for the three months ended March 31, 2016 and 2015 was $0.9 million and $0.4 million, respectively.

Estimated future amortization expense as of March 31, 2016 is as follows (in thousands):

Remainder of 2016	$2,830
2017	3,364
2018	2,132
2019	2,066
2020	512
$10,904

Note 6. Credit Facility

Until its termination in June 2015, we had a credit facility with Silicon Valley Bank consisting of a $20.0 million revolving line of credit and a $10.0 million equipment line of credit. The revolving line of credit bore interest at the prime rate plus 2.0% per annum prior to our IPO in May 2014 and was reduced to the prime rate upon the consummation of our IPO.  Borrowings on the equipment line of credit bore interest of 2.5% per annum.  In June 2014, we repaid all outstanding principal and accrued interest under the revolving line of credit. In June 2015, we repaid all outstanding principal and interest under the equipment line of credit and terminated the Silicon Valley Bank credit facility.

Note 7. Commitments and Contingencies

Leases

We lease office space under noncancelable operating leases with various expiration dates. Certain of the office space lease agreements contain rent holidays or rent escalation provisions. Rent holiday and rent escalation provisions are considered in determining the straight-line expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Rent expense was $2.2 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively.

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

Note 8. Common Stock and Stockholders’ Equity

Common Stock

As of March 31, 2016 and December 31, 2015, there were 400 million shares authorized for issuance with a par value of $0.01 per share.  There were 92.0 million and 90.9 million shares of common stock issued and 91.5 million and 90.3 million shares outstanding as of March 31, 2016 and December 31, 2015, respectively. Included within the number of shares issued and outstanding were 0.2 million and 0.3 million shares of common stock subject to repurchase, as of March 31, 2016 and December 31, 2015, respectively.

Preferred Stock

As of March 31, 2016 and December 31, 2015, 10.0 million shares of preferred stock were authorized for issuance with a par value of $0.01 per share and no shares of preferred stock were issued or outstanding.

Employee Equity Plans

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan, or ESPP, eligible employees are granted options to purchase shares of our common stock through payroll deductions. The ESPP provides for eighteen-month offering periods, which include three six-month purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of an offering period or the fair market value of our common stock at the end of the purchase period.  No shares of common stock were purchased under the ESPP during the three months ended March 31, 2016. Pursuant to the terms of the ESPP, the number of shares reserved under the ESPP increased by 0.9 million shares on January 1, 2016.  As of March 31, 2016, 3.8 million shares of common stock were available for issuance under the ESPP.

Stock Option and Grant Plans

Our board of directors adopted the 2009 Stock Option and Grant Plan, or the 2009 Plan, in July 2009. The 2009 Plan was terminated in connection with our IPO in May 2014, and accordingly, no shares are available for issuance under this plan. The 2009 Plan continues to govern outstanding awards granted thereunder.

Our 2014 Stock Option and Incentive Plan, or the 2014 Plan, serves as the successor to our 2009 Plan. Pursuant to the terms of the 2014 Plan, the number of shares reserved for issuance under the 2014 Plan increased by 4.5 million shares on January 1, 2016. As of March 31, 2016, we had 7.5 million shares of common stock available for future grants under the 2014 Plan.

The following table summarizes our stock option and RSU award activities for the three months ended March 31, 2016 (in thousands, except per share information):

		Options Outstanding				RSUs Outstanding
				Weighted
				Average			Weighted
	Shares		Weighted	Remaining	Aggregate		Average
	Available	Number of	Average	Contractual	Intrinsic	Outstanding	Grant Date
	for Grant	Shares	Exercise Price	Term	Value	RSUs	Fair Value
				(In years)
Outstanding — January 1, 2016	4,323	10,778	$11.94	7.96	$156,262	6,417	$19.54
Increase in authorized shares	4,516
Stock options granted	(110)	110	18.48
RSUs granted	(1,426)					1,426	14.77
Stock options exercised		(386)	4.96
RSUs vested						(785)	16.70
Stock options forfeited or canceled	72	(72)	24.32
RSUs forfeited or cancelled	91					(91)	20.67
Outstanding — March 31, 2016	7,466	10,430	$12.18	7.78	$91,213	6,967	$18.87

Aggregate intrinsic value for options outstanding represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on the New York Stock Exchange as of March 31, 2016 was $20.93.

As of March 31, 2016, we had a total of $167.8 million in future share-based compensation expense related to all equity awards, net of estimated forfeitures, to be recognized over a weighted average period of 2.9 years.

Early Exercise of Stock Options and Purchase of Unvested Stock Awards

Certain of our stock options permit early exercise. Common stock purchased pursuant to an early exercise of stock options or unvested stock awards is not deemed to be outstanding for financial reporting purposes until those shares vest. Therefore, cash received in exchange for unvested shares is recorded as a liability and is transferred into common stock and additional paid-in capital as the shares vest. Upon termination of service, we may, at our discretion, repurchase unvested shares acquired through early exercise of stock options or purchase of unvested stock awards at a price equal to the price per share paid upon the exercise of such options or the purchase of such unvested stock awards. As of March 31, 2016 and December 31, 2015, there were 0.2 million and 0.3 million shares, respectively, outstanding as a result of the early exercise of stock options and purchase of unvested stock awards by our employees and directors that were classified as accrued liabilities for an aggregated amount of $0.8 million and $1.0 million, respectively.

Note 9. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including outstanding share-based awards, to the extent dilutive. Basic and diluted net loss per share were the same for each period presented as the inclusion of all potential common stock outstanding would have been anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Net loss	$(27,171)	$(19,168)
Basic shares:
Weighted-average shares used to compute basic net loss per share	90,519	76,338
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	90,519	76,338
Net loss per share:
Basic and diluted	$(0.30)	$(0.25)

The anti-dilutive securities excluded from the shares used to calculate the diluted net loss per share are as follows (in thousands):

	As of March 31,
	2016	2015
Shares subject to outstanding common stock options and employee stock purchase plan	10,500	12,637
Restricted stock units	6,967	4,319
	17,467	16,956

Note 10. Income Taxes

The effective tax rates for the three months ended March 31, 2016 and 2015 were less than 2%.  The effective tax rates differ from the statutory rate primarily as a result of not recognizing a deferred tax asset for U.S. losses due to having a full valuation allowance against U.S. deferred tax assets. There were no material changes to the unrecognized tax benefits during the three months ended March 31, 2016 and 2015.

In April 2009, Zendesk’s entity in Denmark (“Zendesk Denmark”) transferred certain assets to Zendesk’s U.S. entity.  In April 2015, the Danish Tax Authority (“SKAT”) issued a letter of intent in contemplation of adjusting the value of the reported asset transfer. We submitted a written rebuttal to SKAT’s proposal in August 2015. In March 2016, we received an assessment from SKAT indicating that SKAT believes the value of the transferred assets to be $5.4 million. SKAT’s assessment would give rise to a potential payment of $1.9 million, including income tax and interest. We disagree with SKAT’s findings and intend to contest this assessment with the Danish National Tax Tribunal and we believe that the ultimate outcome of this matter will not have a material impact on our financial condition, liquidity or cash flows.

Note 11. Geographic Information

Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.

Revenue

The following table presents our revenue by geographic areas, as determined based on the billing address of our customers (in thousands):

	Three Months Ended March 31,
	2016	2015
United States	$37,567	$22,852
EMEA	18,831	12,576
Other	12,061	6,806
Total	$68,459	$42,234

Long-Lived Assets

The following table presents our long-lived assets by geographic areas (in thousands):

	As of	As of
	March 31, 2016	December 31, 2015
United States	$26,560	$26,696
EMEA	9,767	10,351
APAC	4,949	5,332
Total	$41,276	$42,379

The carrying values of capitalized internal-use software and intangible assets are excluded from the balance of long-lived assets presented in the table above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

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

Our business model is designed to drive organic growth, leverage positive word-of-mouth, and remove friction from the evaluation and purchasing process. We offer a range of subscription account plans for our customer service platform, live chat software and analytics software that vary in price based on functionality, type and for our customer service platform and live chat software, the amount of product support we offer.  We also offer a range of additional features that customers can purchase and add to their subscriptions.

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

For the three months ended March 31, 2016 and 2015, our revenue was $68.5 million and $42.2 million, respectively, representing a 62% growth rate. For the three months ended March 31, 2016 and 2015 we derived $30.9 million, or 45% and $19.4 million, or 46%, respectively, of our revenue from customers located outside of the United States. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. For the three months ended March 31, 2016 and 2015, we generated net losses of $27.2 million and $19.2 million, respectively. We intend to invest aggressively to drive continued growth and market leadership.

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

We have focused on rapidly growing our business and plan to continue to invest for long-term growth. We expect to continue to invest in additional data center capacity and personnel to support our growth. The amount and timing of these investments will vary based on our estimates of projected growth. We also expect to continue to grow our customer support organization including expanding our product support and professional services teams. While we have moved significant portions of the hosting for our core platform to self-managed colocation data centers, improvements to our gross margin from such move have been partially offset by other hosting expenses, primarily related to the support of our platform infrastructure. Over time, we anticipate that we will continue to gain economies of scale by utilizing capacity within our self-managed colocation data centers, efficient use of other hosting resources, and reducing the need for direct incremental personnel costs resulting from growth in our number of customers. As a result, we expect our gross margin to improve in the future, although our gross margin may fluctuate from period to period as our revenue fluctuates and as a result of the timing and amount of investments to expand our product support team, investments in additional personnel, equipment, and facilities to support our platform architecture, increased share-based compensation expense, as well as amortization costs associated with acquired intangible assets and capitalized internal-use software.

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

Number of Paid Customer Accounts. We believe that our ability to increase our number of paid accounts on our customer service platform and live chat software is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. We define the number of paid customer accounts as the sum of the number of accounts on our customer service platform, exclusive of our Starter plan, free trials or other free services, and the number of accounts using our live chat software, exclusive of free trials or other free services, each as of the end of the period and as identified by a unique account identifier. Use of our customer service platform and live chat software requires separate subscriptions and each of these accounts are treated as a separate paid customer account. Existing customers may also expand their utilization of our customer service platform or live chat software by adding new accounts and a single consolidated organization or customer may have multiple accounts across each of our customer service platform and live chat software to service separate subsidiaries, divisions, or work processes. Each of these accounts is also treated as a separate paid customer account. An increase in the number of paid customer accounts generally correlates to an increase in the number of authorized agents licensed to use our platform, which directly affects our revenue and results of operations. We view growth in this metric as a measure of our success in converting new sales opportunities. We do not currently incorporate accounts using our analytics software into determination of the number of paid customer accounts. We had approximately 75,600 paid customer accounts as of March 31, 2016, including approximately 39,900 paid customer accounts on our customer service platform and approximately 35,700 paid customer accounts using our live chat software. As the total number of paid customer accounts increases, we expect the rate of growth in the number of paid customer accounts to decline.

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

Dollar-Based Net Expansion Rate. Our ability to generate revenue is dependent upon our ability to maintain our relationships with our customers and to increase their utilization of our customer service platform and live chat software. We believe we can achieve this by focusing on delivering value and functionality that retains our existing customers, expands the number of authorized agents associated with an existing paid customer account on our customer service platform or live chat software, and results in upgrades to higher-priced subscription plans and the purchase of additional features on our customer service platform, such as voice subscriptions. Maintaining customer relationships allows us to sustain and increase revenue to the extent customers maintain or increase the number of authorized agents licensed to use our customer service platform and live chat software. We assess our performance in this area by measuring our dollar-based net expansion rate. Starting in the quarter ended March 31, 2016, we began incorporating operating metrics associated with our live chat software into our dollar-based net expansion rate. Our dollar-based net expansion rate provides a measurement of our ability to increase revenue across our existing customer base through expansion of authorized agents associated with a paid customer account on our customer service platform and live chat software, and upgrades in subscription plan, as offset by churn, contraction in authorized agents associated with a paid customer account on our customer service platform and live chat software, and downgrades in subscription plans. We do not currently incorporate operating metrics associated with our analytics software into our measurement of dollar-based net expansion rate.

Our dollar-based net expansion rate is based upon our monthly recurring revenue for a set of paid customer accounts on our customer service platform and live chat software. Monthly recurring revenue for a paid customer account is a legal and contractual determination made by assessing the contractual terms of each paid customer account, as of the date of determination, as to the revenue we expect to generate in the next monthly period for that paid customer account, assuming no changes to the subscription and without taking into account any one-time discounts or any platform usage above the subscription base, if any, that may be applicable to such subscription. Monthly recurring revenue is not determined by reference to historical revenue, deferred revenue or any other United States generally accepted accounting principles, or GAAP, financial measure over any period. It is forward-looking and contractually derived as of the date of determination.

We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate monthly recurring revenue of the paid customer accounts on our customer service platform and live chat software as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate monthly recurring revenue of the same customer base included in our measure of base revenue at the end of the annual period being measured. Our dollar-based net expansion rate is also adjusted to eliminate the effect of certain activities that we identify involving the transfer of agents between paid customer accounts, consolidation of customer accounts, or the split of a single paid customer account into multiple paid customer accounts. In addition, our dollar-based net expansion rate is adjusted to include paid customer accounts in the customer base used to determine retained revenue net of contraction and churn that share common corporate information with customers in the customer base that is used to determine our base revenue. Giving effect to this consolidation results in our dollar-based net expansion rate being calculated across approximately 66,500 customers, as compared to the approximately 75,600 total paid customer accounts as of March 31, 2016. To the extent that we can determine that the underlying customers do not share common corporate information, we do not aggregate paid customer accounts associated with reseller and other similar channel arrangements for the purposes of determining our dollar-based net expansion rate. While not material, we believe the failure to account for these activities would otherwise skew our dollar-based net expansion metrics associated with customers that maintain multiple paid customer accounts on our customer service platform or live chat software and paid customer accounts associated with reseller and other similar channel arrangements.

Our dollar-based net expansion rate was 122% as of March 31, 2016. We expect that, among other factors, our continued focus on adding paid customer accounts with significant monthly recurring revenue at the time of addition, the upcoming anniversary significant expansion transactions within certain customer accounts, and the growth in our aggregate monthly recurring revenue will result in an overall decline in our dollar-based net expansion rate over time, and in particular over the course of the next year.

Components of Results of Operations

Revenue

We derive substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on our customer service platform and, to a lesser extent, live chat and analytics software. Each subscription may have multiple authorized users, and we refer to each user as an “agent.” The number of agents ranges from one to thousands for various customer accounts. Our pricing is generally established on a per agent basis. We offer a range of subscription account plans for our customer service platform, live chat software and analytics software that vary in price based on functionality, type and for our customer service platform and live chat software, the amount of product support we offer. We also offer a range of additional features that customers can purchase and add to their subscriptions. Certain arrangements provide for unlimited usage for a fixed fee or incremental fees above a fixed maximum number of monthly agents during the subscription term. We sell subscription services under contractual agreements that vary in length, ranging between one month and multiple years, with the majority of subscriptions having a term of either one month or one year.

Subscription fees are generally non-refundable regardless of the actual use of the service. Subscription revenue is typically affected by the number of customer accounts, number of agents, and the type of plan purchased by our customers, and is recognized ratably over the term of the arrangement beginning on the date that our services are made available to our customers. Subscription services purchased online are typically paid for via a credit card on the date of purchase while subscription services purchased through our internal sales organization are generally billed with monthly, quarterly, or annual payment frequencies. Due to our mixed contract lengths and billing frequencies, the annualized value of the arrangements we enter into with our customers may not be fully reflected in deferred revenue at any single point in time. Additionally, because of the mix of payment frequencies and contract length, we do not believe that backlog is a meaningful performance metric.

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

Currently, we primarily operate out of four self-managed colocation data centers, in which we manage our own network equipment and systems, located in California, Virginia, Ireland, and Germany. Our live chat software was originally hosted in a managed hosting facility in Florida and in January 2015, we migrated all accounts to our self-managed colocation facility in Ireland. In addition, we utilize third-party managed hosting facilities located in North America, Europe, and Asia to host our services, support our platform infrastructure, and support certain research and development functions. We intend to increase capacity in self-managed colocation data centers and/or with third-party managed hosting services over time to support our growth.

We intend to continue to invest additional resources in our platform infrastructure, product support, and professional service organizations through acquisitions and organically. We expect that recent and future business acquisitions will result in increased amortization expense of intangible assets such as acquired technology. As we continue to invest in technology innovation, we expect to incur ongoing capitalized internal-use software costs and related amortization. We expect these investments in technology to not only expand the capability of our customer service platform, live chat software, and analytics software but also to increase the efficiency of how we deliver these services, enabling us to improve our gross margin over time. The level and timing of investment in these areas could affect our cost of revenue in the future. To the extent that we continue to rely on third-party technology to provide certain functionality within our products or for certain subscription plans, we expect third-party license fees for technology that is incorporated in such products and subscription plans to remain significant over time as we increase the number of customers using such products and subscription plans.

Gross Margin. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period as our revenue fluctuates and as a result of the timing and amount of investments to expand our product support and professional services teams, investments in additional personnel, equipment, and facilities to support our platform architecture, increased share-based compensation expense, as well as the amortization of certain acquired intangible assets and costs associated with capitalized internal-use software. Although we expect that certain third-party technology license fees will remain significant, we expect these costs to decrease over time as we take steps necessary to secure long-term access to such technology.

Research and Development. Research and development expenses consist primarily of personnel costs (including salaries, share-based compensation, and benefits) for employees associated with our research and development organization and allocated shared costs.

We focus our research and development efforts on the continued development of our customer service platform, live chat software, and analytics software, including the development and deployment of new features and functionality and enhancements to our software architecture and integration across our products. We expect that, in the future, research and development expenses will increase in absolute dollars. However, we expect our research and development expenses to decrease modestly as a percentage of our revenue in the long-term, although this may fluctuate from period to period depending on fluctuations in revenue and the timing and the extent of our research and development expenses.

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

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended March 31,
	2016	2015
Revenue	$68,459	$42,234
Cost of revenue (1)	21,516	14,290
Gross profit	46,943	27,944
Operating expenses (1):
Research and development	21,597	13,259
Sales and marketing	36,172	23,403
General and administrative	15,861	10,127
Total operating expenses	73,630	46,789
Operating loss	(26,687)	(18,845)
Other expense, net	(70)	(230)
Loss before provision for income taxes	(26,757)	(19,075)
Provision for income taxes	414	93
Net loss	$(27,171)	$(19,168)

______________

(1) Includes share-based compensation expense as follows:

	Three Months Ended March 31,
	2016	2015
Cost of revenue	$1,633	$891
Research and development	6,627	4,064
Sales and marketing	5,439	2,432
General and administrative	3,996	2,842

	Three Months Ended March 31,
	2016	2015
Revenue	100.0%	100.0%
Cost of revenue (2)	31.4	33.8
Gross profit	68.6	66.2
Operating expenses (2):
Research and development	31.5	31.4
Sales and marketing	52.8	55.4
General and administrative	23.2	24.0
Total operating expenses	107.6	110.8
Operating loss	(39.0)	(44.6)
Other expense, net	(0.1)	(0.5)
Loss before provision for income taxes	(39.1)	(45.2)
Provision for income taxes	0.6	0.2
Net loss	(39.7)%	(45.4)%

______________

(2) Includes share-based compensation expense as follows:

	Three Months Ended March 31,
	2016	2015
Cost of revenue	2.4%	2.1%
Research and development	9.7	9.6
Sales and marketing	7.9	5.8
General and administrative	5.8	6.7

Revenue

	Three Months Ended March 31,
	2016	2015	% Change
	(In thousands, except percentages)
Revenue	$68,459	$42,234	62%

Revenue increased $26.2 million, or 62%, in the three months ended March 31, 2016 compared to the same period in 2015. Of the total increase in revenue, $12.3 million, or 47%, was attributable to revenue from new customer accounts acquired from April 1, 2015 through March 31, 2016, net of churn and contraction, and $13.9 million, or 53%, was attributable to revenue from accounts existing on or before March 31, 2015, net of churn and contraction.

Revenue from certain customer accounts that share common corporate information is treated as being generated from a single customer account. The acquisition date of customer accounts that share common corporate information is determined using the establishment date of the earliest customer account.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2016	2015	% Change
	(In thousands, except percentages)
Cost or Revenue	$21,516	$14,290	51%
Gross Margin	68.6%	66.2%

Cost of revenue increased $7.2 million, or 51% in the three months ended March 31, 2016 compared to the same period in 2015. The overall increase was primarily due to increased employee compensation-related costs of $3.3 million, driven by our headcount growth, and increased depreciation expense and other costs associated with our self-managed colocation data centers of $1.4 million, due to building out and increasing capacity within our self-managed colocation data centers. The increase was also driven by increased amortization expense of intangible assets recognized through our acquisition of WAC of $0.5 million, and an increase in allocated shared costs of $0.9 million, primarily due to increased facilities expenses.

Our gross margin increased by 2.4 percentage points for the three months ended March 31, 2016 compared to the same period in 2015. The overall improvement was primarily driven by a decrease of 1.8 percentage points in hosting fees as a percentage of revenue and a decrease of 1.0 percentage points in amortization expense associated with capitalized internal-use software as a percentage of revenue.  The decreased hosting fees as a percentage of revenue reflect increased cost efficiency as we expanded operations in our self-managed colocation data centers. The decreased amortization expense associated with capitalized internal-use software as a percentage of revenue was due to our ability to increase revenue with a more moderate investment in capitalized internal use software. The overall improvement in gross margin was offset by an increase of 0.4 percentage points in amortization expense associated with acquired intangible assets as a percentage of revenue, driven by intangible assets recognized through our acquisition of WAC.

Operating Expenses

Research and Development Expenses

	Three Months Ended March 31,
	2016	2015	% Change
	(In thousands, except percentages)
Research and Development	$21,597	$13,259	63%

Research and development expenses increased $8.3 million, or 63% in the three months ended March 31, 2016 compared to the same period in 2015. The increase was primarily due to an increase of $6.4 million in employee compensation-related costs, driven by headcount growth, and an increase of $0.9 million in allocated shared costs.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2016	2015	% Change
	(In thousands, except percentages)
Sales and Marketing	$36,172	$23,403	55%

Sales and marketing expenses increased $12.8 million, or 55% in the three months ended March 31, 2016 compared to the same period in 2015. The increase was primarily due to an increase of $10.6 million in employee compensation-related costs, driven by headcount growth, and an increase of $1.2 million in allocated shared costs.

General and Administrative Expenses

	Three Months Ended March 31,
	2016	2015	% Change
	(In thousands, except percentages)
General and Administrative	$15,861	$10,127	57%

General and administrative expenses increased $5.7 million, or 57% in the three months ended March 31, 2016 compared to the same period in 2015. The overall increase was primarily due to increased employee compensation-related costs of $3.4 million, driven by headcount growth, and increased professional and outside services costs of $1.3 million, driven by an increased level of business activities and costs of being a public company. The overall increase was also driven by an increase of $0.5 million in allocated shared costs.

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

Liquidity and Capital Resources

As of March 31, 2016, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $272.7 million, which were held for working capital purposes. Our cash equivalents and marketable securities are comprised of corporate bonds, money market funds, commercial paper, asset-backed securities, and U.S. treasury and agency securities.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash provided by (used in) operating activities	$4,589	$(5,195)
Cash used in investing activities	(7,740)	(6,361)
Cash provided by financing activities	4,870	195,355

To date, we have financed our operations primarily through sales of equity securities. From our inception through March 31, 2016, we have received cash proceeds of $364.7 million from the sale of equity securities, net of issuance costs paid. We have also financed our operations through customer payments for subscription to our customer service platform, live chat software, and analytics software, as well as borrowings under our credit facility (terminated in June 2015). We believe that our existing cash, cash equivalents, and marketable securities balance together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Our future capital requirements will depend on many factors including growth in our customer accounts and continued customer expansion, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, ongoing investments in our platform infrastructure, the introduction of new and enhanced products, features and functionality, and building out our leased office facilities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.

In October 2015, we completed the acquisition of WAC. We acquired 100 percent of the outstanding shares of WAC in exchange for purchase consideration of $46.4 million in cash, including working capital adjustments. As partial security for standard indemnification obligations, $7.0 million of the consideration is held in escrow for a period of up to 18 months, with a portion to be released 12 months following the closing of the acquisition. In connection with the acquisition of WAC, we also entered into retention arrangements pursuant to which we issued restricted stock unit awards for an aggregate of approximately 0.5 million shares of our common stock, subject to vesting based on continued employment.

Operating Activities

Our largest source of operating cash inflows is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing programs, and leased facilities.

Net cash provided by operating activities in the three months ended March 31, 2016 was $4.6 million, reflecting our net loss of $27.2 million, adjusted by non-cash charges including share-based compensation expense of $17.7 million, depreciation and amortization of $6.5 million, and changes in our working capital. The changes in our working capital were primarily attributable to an increase in deferred revenue of $6.4 million due to the growth of our subscription services, and a decrease in accounts receivable of $1.9 million due to the timing of customer billings and collections. Other sources of cash included an increase of $0.5 million in accounts payable and accrued liabilities and a decrease of $0.5 million in prepaid expenses and other assets and liabilities due to timing of payments and a higher level of expenses consistent with the overall growth of our business. These sources of cash flow were partially offset by a decrease in accrued compensation liabilities of $2.1 million primarily due to timing of payments.

Net cash used in operating activities in the three months ended March 31, 2015 was $5.2 million, reflecting our net loss of $19.2 million, adjusted by non-cash charges including share-based compensation expense of $10.2 million, depreciation and amortization of $4.2 million, and changes in our working capital. The changes in our working capital were primarily attributable to a decrease in accrued compensation of $2.8 million due to a one-time payment made to our U.S. salaried employees for accrued paid time-off as we changed our paid-time-off policy, and the payout of retention bonus pursuant to the retention plan established in connection with the acquisition of Zopim, offset by the impact from timing of the last payroll in the period.  Other uses of cash included an increase of $1.4 million in prepaid expenses and other assets and liabilities mainly due to lease related payments and deposits, and an increase of $0.6 million in accounts receivable due to timing of customer billings and collections.  The uses of cash were primarily offset by an increase in deferred revenue of $3.9 million due to the growth in sales of our subscription services and timing of customer billings.

Investing Activities

Net cash used in investing activities in the three months ended March 31, 2016 of $7.7 million was primarily attributable to purchases of property and equipment of $3.2 million primarily associated with hosting equipment to build out our self-managed colocation data centers, purchases of marketable securities of $3.1 million, net of sales and maturities, and capitalized internal-use software costs of $1.4 million associated with the development of additional features and functionality of our platform.

Net cash used in investing activities in the three months ended March 31, 2015 of $6.4 million was primarily attributable to purchases of property and equipment of $3.4 million mainly associated with hosting equipment to build out our self-managed colocation data centers, capitalized software development costs of $1.3 million associated with the development of additional features and functionality of our platform, purchases of marketable securities of $1.1 million, net of sales and maturities, and a payment of $0.5 million in purchase consideration held back in connection with the acquisition of Zopim.

Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2016 of $4.9 million was primarily attributable to proceeds from our employee stock purchase plan of $3.1 million and proceeds from the exercise of employee stock options of $1.9 million.

Net cash provided by financing activities in the three months ended March 31, 2015 of $195.4 million was primarily attributable to proceeds from the follow-on public offering, net of issuance costs, of $190.8 million, proceeds from exercise of employee stock options of $2.9 million, and proceeds from issuance of common stock from employee equity plans of $2.5 million, partially offset by repayment of the outstanding balance under our credit facility of $0.8 million.

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

In April 2009, Zendesk’s entity in Denmark (“Zendesk Denmark”) transferred certain assets to Zendesk’s U.S. entity.  In April 2015, the Danish Tax Authority (“SKAT”) issued a letter of intent in contemplation of adjusting the value of the reported asset transfer. We submitted a written rebuttal to SKAT’s proposal in August 2015. In March 2016, we received an assessment from SKAT indicating that SKAT believes the value of the transferred assets to be $5.4 million. SKAT’s assessment would give rise to a potential payment of $1.9 million, including income tax and interest. We disagree with SKAT’s findings and intend to contest this assessment with the Danish National Tax Tribunal and we believe that the ultimate outcome of this matter will not have a material impact on our financial condition, liquidity or cash flows.

There have been no other significant changes in our critical accounting policies and estimates during the three months ended March 31, 2016 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC in February 2016.

Recently Issued and Adopted Accounting Pronouncements

Refer to Note 1 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

Contractual Obligations and Other Commitments

Except as set forth in Note 7 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there were no material changes in our commitments under contractual obligations, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2015.

Our principal commitments consist of obligations under our operating leases for office space, and contractual commitments for data center services and other support costs.

Off-Balance Sheet Arrangements

Through March 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We conduct transactions in foreign currencies, primarily the British Pound Sterling, Euro, Australian Dollar, Danish Krone, Singapore Dollar, Japanese Yen, Philippine peso, and Brazilian Real. While we have primarily transacted with customers in the U.S. dollar, we now also transact in foreign currencies for subscriptions to our customer service platform and expect to continue to expand the number of customers that are billed in foreign currencies. Except for our Singapore subsidiary, our international subsidiaries maintain certain monetary assets and current liability balances that are denominated in currencies other than the functional currencies of these entities, which is the U.S. dollar. Our Singapore subsidiary’s functional currency is the Singapore Dollar. Changes in the value of foreign currencies relative to the U.S. dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows.

Foreign currency gains and losses were not significant for the three months ended March 31, 2016 and 2015. In September 2015, we implemented a hedging program to mitigate the impact of foreign currency fluctuations on our cash flows and earnings. For additional information, see Note 3 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest Rate Sensitivity

We had cash, cash equivalents and marketable securities totaling $272.7 million at March 31, 2016, of which $73.5 million was invested in corporate bonds, money market funds, asset-backed securities, U.S. treasury securities, commercial paper, and agency securities. The cash and cash equivalents are held for working capital purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other than temporary.

As of March 31, 2016, an immediate increase of 100-basis points in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $0.4 million. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity or declines in fair value are determined to be other than temporary.

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

We have a history of losses and we expect our revenue growth rate to decline. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.

We have incurred net losses in each year since our inception, including net losses of $27.2 million and $19.2 million in the three months ended March 31, 2016 and 2015, respectively. We had an accumulated deficit of $243.1 million as of March 31, 2016. For the three months ended March 31, 2016 and 2015, our revenue was $68.5 million and $42.2 million, respectively, representing a 62% growth rate. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

●

development of our customer service platform, live chat software, and analytics software, including investments in our research and development team, the development or acquisition of new products, features and functionality, and improvements to the scalability, availability, and security of our customer service platform live chat software, and analytics software;

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

These investments may not result in increased revenue or growth of our business. If we fail to continue to grow our revenue, our operating results and business would be harmed.

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

If we are not able to develop enhancements to our customer service platform, live chat software, or analytics software and introduce new products and services that achieve market acceptance and that keep pace with technological developments, our business would be harmed.

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

We have experienced and may continue to experience rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from 887 employees as of March 31, 2015 to 1,429 employees on March 31, 2016. In addition, we have established subsidiaries in Denmark, the United Kingdom, Australia, Ireland, Japan, the Philippines, Brazil, and Germany since our inception in 2007, and, as a result of the acquisitions of Zopim and WAC, we also have subsidiaries in Singapore and France. We may continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of customers, end users, transactions, and data that our customer service platform and our associated hosting infrastructure support. Finally, our organizational structure is becoming more complex and we may need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures to manage this complexity. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, simplicity in design, and attention to customer satisfaction that has been critical to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

We face competition from in-house software systems, large integrated systems vendors, and smaller companies offering alternative SaaS applications. Our competitors vary in size and in the breadth and scope of the products and services they offer. We face substantial competition from companies such as salesforce.com, Inc., Oracle Corporation, Verint Systems, Inc., and Microsoft Corporation, each of which can bundle competing products and services with other software offerings, or offer them at a low price as part of a larger sale. In addition, we compete with a number of other SaaS providers with focused customer support applications, including desk.com (a salesforce.com service), Kayako Helpdesk Pvt. Ltd., Freshdesk, Inc. and Brightwurks, Inc. (Help Scout), many of which offer free or significantly discounted prices for their services. For organizations seeking software to support employee service and other internal use cases, we compete with companies such as ServiceNow, Inc., BMC Software, Inc., Atlassian Pty Ltd, and Hewlett-Packard Company. We compete with a number of providers of live chat software, including Live Person, Inc., BoldChat (a LogMeIn, Inc. service), Velaro, Inc., Snap Engage, LLC, Habla, Inc. (Olark), and LiveChat, Inc. and a number of providers of analytics software, including Tableau Software, Inc., Looker Data Sciences, Inc., and Domo, Inc.  Further, other established SaaS providers not currently focused on customer support, live chat software, or analytics software may expand their services to compete with us. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Additionally, some existing and potential customers, particularly large organizations, have elected, and may in the future elect, to develop their own internal customer support software system. Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult to compete with them. For all of these reasons, we may not be able to compete successfully against our current and future competitors or retain existing customers, which would harm our business.

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

Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, support, general and administrative functions, and on individual contributors in our research and development and operations. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We recently announced the addition of three new members to our senior management team, including a new Chief Financial Officer. These changes may negatively impact the ability of the teams that these members of the senior management team manage to execute on our plans and strategies. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers, especially our Chief Executive Officer, or key employees could have an adverse effect on our business.

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

As we target more of our sales efforts to larger organizations, we expect to incur higher costs and longer sales cycles and we may be less effective at predicting when we will complete these sales. In this market segment, the decision to subscribe to our customer service platform, live chat software, or analytics software may require the approval of more technical personnel and management levels within a potential customer’s organization than we have historically encountered, and if so, these types of sales would require us to invest more time educating these potential customers. In addition, larger organizations may demand more features and integration services. We have limited experience in developing and managing sales channels and distribution arrangements for larger organizations. As a result of these factors, these sales opportunities may require us to devote greater research and development, sales, product support, and professional services resources to individual customers, resulting in increased costs and reduced profitability, and would likely lengthen our typical sales cycle, which could strain our resources. Additionally, we are increasing our investments in our field sales and marketing efforts in order to target these larger organizations, increasing the costs associated with sales. Moreover, these transactions may require us to delay recognizing the associated revenue we derive from these customers until any technical or implementation requirements have been met, and larger customers may demand discounts to the subscription prices they pay for our customer service platform, live chat software, or analytics software. Furthermore, because we have limited experience selling to larger organizations, our investment in marketing our customer service platform, live chat software, and analytics software to these potential customers may not be successful, which could harm our results of operations and our overall ability to grow our customer base. Following sales to larger organizations, we may have fewer opportunities to expand usage of our customer service platform, live chat software, and analytics software or sell additional functionality, and we may experience increased subscription terminations as compared to our experience with smaller organizations, any of which could harm our results of operations.

Failure to effectively expand our sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.

Increasing our customer base and achieving broader market acceptance of our customer service platform, live chat software, and analytics software will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain certain of our new customers, including larger organizations. We plan to continue to expand our direct sales force both domestically and internationally and to increase the proportion of our sales professionals that have experience in selling to larger organizations. During the twelve months ending March 31, 2016, our sales and marketing organization increased by approximately 160 employees to approximately 440 employees. There is significant competition for experienced sales and marketing professionals with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales and marketing professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Our recent hires and planned hires may not become as productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. We cannot predict whether, or to what extent, our sales will increase as we expand our sales and marketing functions or how long it will take for new personnel to become productive. Our business will be harmed if our sales and marketing efforts do not generate a significant increase in revenue.

During the quarter ended March 31, 2016, we adjusted our method for determining the number of employees allocated to our sales and marketing organization.  Giving effect to this revised methodology as of December 31, 2015 would have resulted in us reporting 390 employees in our sales and marketing department as of that date.  In addition, we previously incorrectly stated the number of employees in our sales and marketing organization as of December 31, 2015 under our prior method for allocating employees to this department, resulting in us overstating the number of employees by approximately 11%.

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

In the three months ended March 31, 2016 and 2015, we derived 45% and 46% of our revenue from customers located outside of the United States, respectively. We are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and product support operations in the United States and certain countries across Europe, Australia, Asia, and South America. Our sales organization outside the United States is substantially smaller than our sales organization in the United States and to date a very limited portion of our sales has been driven by resellers or other channel partners. We believe our ability to convince new customers to subscribe to our customer service platform, live chat software, and analytics software or to convince existing customers to renew or expand their use of these services is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.

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

Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, territories, and persons targeted by U.S. sanctions. While we are currently taking precautions to prevent our customer service platform, live chat software and analytics software from being enabled by persons targeted by U.S. sanctions, including IP blocking and periodic customer screening against U.S. government lists of prohibited persons, such measures may be circumvented.  Given the technical limitations in developing measures that will prevent access to internet based services from particular geographies or by particular individuals, we have previously identified and expect we will continue to identify customer accounts for our customer service platform and live chat software that we suspect originate from countries which are subject to U.S. embargoes.

We are aware that trials of and subscriptions to our customer service platform, live chat software and analytics software have been initiated by persons and organizations in countries that are the subject of U.S. embargoes. Our provision of service in these instances was likely in violation of U.S. export control and sanctions laws. We have terminated the accounts of such organizations as we have become aware of them, implemented certain measures designed to prevent future unauthorized access by such persons and organizations and filed voluntary self-disclosures with the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, and the U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC, concerning prior potential violations. BIS and OFAC have completed their investigations of U.S. export controls laws and U.S. sanctions laws and have issued, in the case of OFAC, cautionary letters, and in the case of BIS, warning letters. No monetary penalties or other sanctions were imposed by either agency in connection with their investigations.

Prior to our acquisition of WAC, WAC’s service was provided from servers based in the United States to persons and organizations located in jurisdictions that are subject to U.S. economic sanctions. WAC also made available for download from the United States certain encryption-functionality software without first having obtained U.S. government authorization to export such software. In these instances, WAC may have acted in violation of U.S. export controls and sanctions laws. In connection with the acquisition, WAC terminated the subscriptions of any customers believed to be located in restricted jurisdictions, screened its customers against applicable U.S. government lists of prohibited persons, and obtained U.S. government authorization to export its software. WAC filed initial voluntary disclosures with OFAC and BIS to alert these agencies of the apparent violations, and following an internal investigation into these prior violations, filed voluntary self-disclosures with respect to these matters.

If we are found to be in violation of U.S. sanctions or export control laws, it could result in fines or penalties for us and for individuals, including civil penalties of up to $250,000 or twice the value of the transaction, whichever is greater, per violation, and in the event of conviction for a criminal violation, fines of up to $1 million and possible incarceration for responsible employees and managers for willful and knowing violations. Each instance in which we provide service through our customer service platform, live chat software or analytics software or in which unlicensed encryption functionality software is downloaded may constitute a separate violation of these laws.

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

We may be impacted by seasonal trends, including seasonality with regard to the timing of the entry into subscriptions and renewals of subscriptions to our platform by our enterprise customer base. These trends may become more apparent as our business matures. Additionally, since a large percentage of our subscriptions are monthly, customers are able to rapidly increase and decrease the number of authorized agents for whom they require a subscription quickly and easily, thereby potentially increasing the impact of seasonality on our revenue. Seasonality within our business may be reflected to a much lesser extent, and sometimes may not be immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of our agreement. To the extent we experience this seasonality, it may cause fluctuations in our operating results and financial metrics, and make forecasting our future operating results and financial metrics difficult. We do not have sufficient experience in selling our live chat software and analytics software to determine if demand for these services are or will be subject to material seasonality.

Our ongoing and planned investments in self-managed colocation data centers and third-party managed hosting services are expensive and complex, have resulted, and will result, in a negative impact on our cash flows and may negatively impact our financial results.

We have made and will continue to make substantial investments in our self-managed colocation data centers and third-party managed hosting services to support our growth and provide enhanced levels of service to our customers. We made capital expenditures relating to hosting equipment for use in these data centers of $0.7 million and $3.0 million in the three months ended March 31, 2016 and 2015, respectively. We have transitioned from primarily a managed-service hosting model, where a third party manages most aspects of our hosting operations, to a model in which a significant amount of our services are managed through self-managed colocation data centers, where we have more direct control over the hosting infrastructure and its operation. This has and may continue to have a negative impact on our cash flows and gross profit as we invest in capital assets to establish and expand our use of these self-managed colocation data centers and scale these facilities to expected demand. If we are required to make larger investments in our self-managed colocation data centers than we anticipated or if we require significant managed hosting services to support our growth, the negative impact on our operating results would likely exceed our initial expectations.

Our business and growth depend in part on the success of our strategic relationships with third parties, including technology partners, channel partners, and professional services partners.

We depend on, and anticipate that we will continue to depend on, various third-party relationships in order to sustain and grow our business. We are highly dependent upon third-party technology partners for certain critical features and functionality of our platform. For example, the voice features available on our customer service platform are highly dependent on our technology integration with Twilio, Inc. Failure of this or any other technology provider to maintain, support, or secure its technology platforms in general, and our integrations in particular, or errors or defects in its technology, could materially and adversely impact our relationship with our customers, damage our reputation and brand, and harm our business and operating results. Any loss of the right to use any of this hardware or software could result in delays or difficulties in our ability to provide our platform until equivalent technology is either developed by us or, if available, identified, obtained, and integrated.

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

Any acquisition, including our acquisitions of Zopim and WAC, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. For example, we only recently completed our acquisition of WAC, and substantially all of the acquisition and integration risks remain. Acquisitions, including our acquisitions of Zopim and WAC, may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

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

We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of personally identifiable information, or PII, by U.S. companies doing business in Europe from the European Economic Area to the U.S. As a result of a recent opinion of the European Union Court of Justice, or ECJ, regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S.-EU Safe Harbor Framework is no longer deemed to be a valid method to ensure compliance with restrictions set forth in the Data Protection Directive and data protection legislation of individual member states restricting the transfer of data outside of the European Economic Area. On February 2, 2016, European Union and U.S. officials announced an agreement on a new framework, the EU-U.S. Privacy Shield, to replace the U.S.-EU Safe Harbor Framework. Details regarding the new EU-U.S Privacy Shield have not been finalized, published, or interpreted. We have engaged in, and expect to continue to engage in, efforts to ensure that data transfers from the European Economic Area comply with the Data Protection Directive and the data protection legislation of individual member states. These efforts may be deemed unacceptable by the data protection authorities of individual member states or by current or prospective customers. Failure to comply with data protection regulations may result in data protecting authorities and other privacy regimes imposing additional obligations to obtain consent from data subjects by or on behalf of our customers. Additionally, the inability to guarantee compliance or otherwise provide acceptable privacy assurances may inhibit the sale and use of our software in the European Union and certain other markets, which could, were it to occur, harm our business and operating results.

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

Zendesk was founded in Denmark in 2007 and was headquartered in Denmark until it reincorporated in Delaware in 2009.  Today, we generally conduct our international operations through subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships and transactions are subject to complex regulations, including transfer pricing regulations administered by taxing authorities in various jurisdictions. Our tax returns are generally subject to examination by taxing authorities and the relevant taxing authorities may disagree with our determinations as to the value of assets sold or acquired or income and expenses attributable to specific jurisdictions or transactions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. For example, in April 2015, SKAT issued a letter of intent in contemplation of adjusting the value of the reported asset transfer by Zendesk Denmark to Zendesk’s U.S. entity in April 2009. We submitted a written rebuttal to SKAT’s proposal in August 2015. In March 2016, we received an assessment from SKAT indicating that SKAT believes the value of the transferred assets to be $5.4 million. SKAT’s assessment would give rise to a potential payment of $1.9 million, including income tax and interest. We disagree with SKAT’s findings and intend to contest this assessment with the Danish National Tax Tribunal and we believe that the ultimate outcome of this matter will not have a material impact on our financial condition, liquidity or cash flows.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2016, we had recorded a total of $45.0 million and $11.7 million of goodwill and intangible assets related to our acquisitions of WAC and Zopim, respectively. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2015, we had federal and state net operating loss carryforwards, or NOLs, of $243.0 million and $67.2 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, including in connection with our initial public offering, or IPO, or our follow-on public offering. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

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

As of March 31, 2016, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 29.3% of our outstanding common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to exert significant influence in matters requiring stockholder approval. For example, these stockholders may be able to exert significant influence in elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the exchanges and other markets upon which our common stock is listed, and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. We are required to disclose changes made in our internal control and procedures on a quarterly basis and we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.

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

Zendesk, Inc.
Date: May 5, 2016	By:	/s/ Alan Black
Alan Black
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT

INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1*	Forms of Indemnification Agreement	S-1	333-195176	10.1	April 10, 2014
10.2*	Non-Employee Director Compensation Policy	S-1	333-195176	10.16	February 16, 2016
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1**	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

________________

*	Indicates management contract or compensatory plan, contract, or agreement.

**

The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.