Form 10-Q
period 2016-06-30
Zendesk, Inc.
filed 2016-08-04
CIK 1463172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  x    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  x    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	x	Accelerated filer	☐
Non-accelerated filer	☐(do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  x
As of July 31, 2016 there were 93,807,030 shares of the registrant’s common stock outstanding.

ZENDESK, INC.
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our future financial performance, including our revenue, cost of revenue, gross profit, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;

•	the sufficiency of our cash and cash equivalents, and marketable securities to meet our liquidity needs;

•	our ability to attract and retain customers to use our customer service platform, live chat software, and analytics software, and to optimize the pricing for such software;

•	the evolution of technology affecting our platform, services, and markets;

•	our ability to innovate and provide a superior customer experience;

•	our ability to successfully expand in our existing markets and into new markets;

•	the attraction and retention of qualified employees and key personnel;

•	worldwide economic conditions and their impact on information technology spending;

•	our ability to effectively manage our growth and future expenses;

•	our ability to successfully offer our live chat software as a standalone service or further integrate our live chat software or analytics software with our customer service platform;

•	our ability to maintain, protect, and enhance our intellectual property;

•	our ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations;

•	our ability to securely maintain customer data;

•	our ability to maintain and enhance our brand; and

•	the increased expenses and administrative workload associated with being a public company.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ZENDESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and shares)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$118,036	$216,226
Marketable securities	106,130	29,414
Accounts receivable, net of allowance for doubtful accounts of $834 and $763 as of June 30, 2016 and December 31, 2015, respectively	28,666	26,168
Prepaid expenses and other current assets	19,645	11,423
Total current assets	272,477	283,231
Marketable securities, noncurrent	51,625	22,336
Property and equipment, net	55,734	56,540
Goodwill and intangible assets, net	55,948	57,050
Other assets	4,157	3,529
Total assets	$439,941	$422,686
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,481	$9,332
Accrued liabilities	11,962	9,742
Accrued compensation and related benefits	15,183	14,115
Deferred revenue	101,042	84,210
Total current liabilities	134,668	117,399
Deferred revenue, noncurrent	1,316	1,405
Other liabilities	11,240	10,592
Total liabilities	147,224	129,396
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock	—	—
Common stock	937	905
Additional paid-in capital	563,600	511,183
Accumulated other comprehensive loss	(1,823)	(2,225)
Accumulated deficit	(269,345)	(215,921)
Treasury stock at cost (0.5 million shares as of June 30, 2016 and December 31, 2015)	(652)	(652)
Total stockholders’ equity	292,717	293,290
Total liabilities and stockholders’ equity	$439,941	$422,686
See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$74,200	$48,227	$142,659	$90,461
Cost of revenue (1)	22,936	16,162	44,452	30,452
Gross profit	51,264	32,065	98,207	60,009
Operating expenses (1)
Research and development	22,134	14,227	43,731	27,485
Sales and marketing	39,350	27,242	75,522	50,645
General and administrative	16,076	11,536	31,937	21,663
Total operating expenses	77,560	53,005	151,190	99,793
Operating loss	(26,296)	(20,940)	(52,983)	(39,784)
Other income (expense), net	134	(343)	64	(574)
Loss before provision for income taxes	(26,162)	(21,283)	(52,919)	(40,358)
Provision for income taxes	92	199	506	292
Net loss	$(26,254)	$(21,482)	$(53,425)	$(40,650)
Net loss per share, basic and diluted	$(0.28)	$(0.25)	$(0.58)	$(0.50)
Weighted-average shares used to compute net loss per share, basic and diluted	92,174	86,390	91,351	81,390
(1) Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$1,802	$1,114	$3,435	$2,004
Research and development	6,749	4,446	13,376	8,510
Sales and marketing	5,684	3,937	11,123	6,369
General and administrative	4,410	3,890	8,407	6,731

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(26,254)	$(21,482)	$(53,425)	$(40,650)
Other comprehensive loss, before tax:
Net change in unrealized (loss) gain on available-for-sale investments	(14)	(8)	116	32
Foreign currency translation gain (loss)	64	203	797	(238)
Net change in unrealized loss on derivative instruments	(2,886)	—	(277)	—
Other comprehensive loss, before tax	(2,836)	195	636	(206)
Tax effect	(234)	—	(234)	—
Other comprehensive loss, net of tax	(3,070)	195	402	(206)
Comprehensive loss	$(29,324)	$(21,287)	$(53,023)	$(40,856)

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(53,425)	$(40,650)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,147	8,804
Share-based compensation	36,341	23,614
Other	599	318
Excess tax benefit from share-based award activity	—	(95)
Changes in operating assets and liabilities:
Accounts receivable	(2,427)	(3,390)
Prepaid expenses and other current assets	(7,860)	(3,261)
Other assets and liabilities	(380)	(1,365)
Accounts payable	(579)	(1,063)
Accrued liabilities	1,803	1,270
Accrued compensation and related benefits	1,098	(2,259)
Deferred revenue	16,243	13,304
Net cash provided by (used in) operating activities	4,560	(4,773)
Cash flows from investing activities
Purchases of property and equipment	(8,410)	(7,406)
Internal-use software development costs	(2,773)	(2,383)
Purchases of marketable securities	(136,171)	(35,847)
Proceeds from maturities of marketable securities	16,476	18,020
Proceeds from sale of marketable securities	13,631	15,317
Cash paid for the acquisition of Zopim, net of cash acquired	—	(548)
Net cash used in investing activities	(117,247)	(12,847)
Cash flows from financing activities
Proceeds from follow-on public offering, net of issuance costs	—	190,110
Proceeds from exercise of employee stock options	9,387	4,976
Taxes paid related to net share settlement of equity awards	(345)	(203)
Proceeds from employee stock purchase plan	5,672	4,948
Excess tax benefit from share-based award activity	—	95
Principal payments on debt	(323)	(6,952)
Principal payments on capital lease obligations	—	(10)
Net cash provided by financing activities	14,391	192,964
Effect of exchange rate changes on cash and cash equivalents	106	60
Net (decrease) increase in cash and cash equivalents	(98,190)	175,404
Cash and cash equivalents at the beginning of period	216,226	80,265
Cash and cash equivalents at the end of period	$118,036	$255,669
Supplemental cash flow data:
Cash paid for interest and income taxes	$437	$617
Non-cash investing and financing activities:
Balance of property and equipment in accounts payable and accrued expenses	$1,552	$962
Share-based compensation capitalized in internal-use software development costs	$1,075	$1,262
Vesting of early exercised stock options	$374	$576
Property and equipment acquired through tenant improvement allowances	$—	$174
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
Significant items subject to such estimates and assumptions include the fair value of share-based awards, acquired intangible assets and goodwill, unrecognized tax benefits, the useful lives of acquired intangible assets and property and equipment, the capitalization and estimated useful life of capitalized internal-use software, and financial forecasts used in currency hedging.
These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.
Concentrations of Risk
As of June 30, 2016, no customers represented 10% or greater of our total accounts receivable balance. There were no customers that individually exceeded 10% of our revenue during the three and six months ended June 30, 2016 or 2015.
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
In February 2016, the FASB issued ASU 2016-2 regarding ASC Topic 842 "Leases." This new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. The new guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-9 regarding Topic 718 "Compensation - Stock Compensation." This amendment changes certain aspects of accounting for share-based compensation to employees, including the recognition of income tax effects of awards when the awards vest or are settled, requirements on net share settlement to cover tax withholding, and accounting for forfeitures. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.
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
The fair value of assets acquired and liabilities assumed was based on a preliminary valuation and purchase price, and our estimates and assumptions are subject to change within the measurement period. The primary areas that remain preliminary relate to the fair values of certain tangible assets and liabilities acquired and residual goodwill.  The total purchase price was allocated to assets acquired and liabilities assumed as set forth below (in thousands).  During the six months ended June 30, 2016, we made adjustments to the preliminary purchase price allocation related to certain tangible assets and liabilities acquired, resulting in an increase to goodwill of $0.2 million. The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill generated from the acquisition is primarily attributable to expected synergies, including cost savings from integrating the analytics technology with our customer service platform and the opportunity to sell the analytics software alongside our existing products. Goodwill is not expected to be deductible for income tax purposes. Goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present.

Net tangible assets acquired	$2,140
Net deferred tax liability recognized	(1,979)
Identifiable intangible assets:
Developed technology	8,800
Customer relationships	500
Goodwill	36,896
Total purchase price	$46,357

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
Note 3. Financial Instruments
Investments
The following tables present information about our cash equivalents and marketable securities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurement at June 30, 2016
	Level 1	Level 2	Total
Description
Corporate bonds	$—	$88,441	$88,441
Commercial paper	—	36,732	36,732
Agency securities	—	20,397	20,397
Asset-backed securities	—	19,032	19,032
U.S. treasury securities	—	14,748	14,748
Money market funds	$14,025	—	14,025
Total	$14,025	$179,350	$193,375
Included in cash and cash equivalents			$35,620
Included in marketable securities			$157,755

	Fair Value Measurement at December 31, 2015
	Level 1	Level 2	Total
Description
Corporate bonds	$—	$31,761	$31,761
Money market funds	21,338	—	21,338
Asset-backed securities	—	7,998	7,998
Commercial paper	—	5,992	5,992
U.S. treasury securities	—	4,001	4,001
Agency securities	—	1,998	1,998
Total	$21,338	$51,750	$73,088
Included in cash and cash equivalents			$21,338
Included in marketable securities			$51,750

As of June 30, 2016 and December 31, 2015, there were no securities within Level 3 of the fair value hierarchy.  There were no transfers between fair value measurement levels during the three and six months ended June 30, 2016.  Gross unrealized gains and losses for cash equivalents and marketable securities as of June 30, 2016 and December 31, 2015 were not material. As of June 30, 2016 and December 31, 2015, there were no securities that were in an unrealized loss position for more than 12 months.
The following table classifies our marketable securities by contractual maturity as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Due in one year or less	$106,130	$29,414
Due after one year	51,625	22,336
Total	$157,755	$51,750

For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
Derivative Instruments and Hedging
Our foreign currency exposures typically arise from foreign operations and sales in foreign currencies for subscriptions to our customer service platform. In September 2015, we implemented a hedging program to mitigate the impact of foreign currency fluctuations on our future cash flows and earnings. We enter into foreign currency forward contracts with certain financial institutions and designate those hedges as cash flow hedges. Our foreign currency forward contracts generally have maturities ranging from 3 to 18 months. As of June 30, 2016, the balance of accumulated other comprehensive loss included an unrealized loss of $1.0 million related to the effective portion of changes in the fair value of foreign currency forward contracts designated as cash flow hedges. We expect to reclassify $0.6 million from accumulated other comprehensive loss into earnings over the next 12 months associated with our cash flow hedges.
The following tables present information about derivative instruments on our consolidated balance sheets as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$963	Accrued liabilities	$1,624
Foreign currency forward contracts	Other assets	34	Other liabilities	505
Total		$997		$2,129

	December 31, 2015
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$408	Accrued liabilities	$1,081
Total		$408		$1,081

Our foreign currency forward contracts had a total notional value of $93.3 million and $60.8 million as of June 30, 2016 and December 31, 2015, respectively. We have a master netting agreement with certain counterparties, which permits net settlement of multiple, separate derivative contracts with a single payment. We have elected to present our derivative instruments on a gross basis in our consolidated financial statements. We may also be required to exchange cash collateral with certain of our counterparties on a regular basis. We have not exchanged cash collateral with any counterparties as of June 30, 2016 and December 31, 2015, respectively.

The following table presents information about our derivative instruments on the statement of operations for the three and six months ended June 30, 2016 (in thousands):

		Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
Hedging Instrument	Location of Gain (Loss) Reclassified into Earnings	Loss Recognized in AOCI	Gain Reclassified from AOCI into Earnings	Loss Recognized in AOCI	Loss Reclassified from AOCI into Earnings
Foreign currency forward contracts	Revenue, cost of revenue, operating expenses	$(2,772)	$114	$(425)	$(148)
Total		$(2,772)	$114	$(425)	$(148)

There were no gains or losses on derivative instruments for the three and six months ended June 30, 2015.
All derivatives have been designated as hedging instruments. Amounts recognized in earnings related to excluded time value and hedge ineffectiveness for the three and six months ended June 30, 2016 were not material.
Note 4. Property and Equipment
Property and equipment, net consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Hosting equipment	$30,763	$26,920
Capitalized internal-use software	24,391	22,418
Leasehold improvements	21,123	19,577
Computer equipment and software	9,529	7,682
Furniture and fixtures	6,249	5,739
Construction in progress	4,358	4,157
Total	96,413	86,493
Less: accumulated depreciation and amortization	(40,679)	(29,953)
Property and equipment, net	$55,734	$56,540

Depreciation expense was $3.9 million and $2.6 million for the three months ended June 30, 2016 and 2015, respectively, and $7.6 million and $4.9 million for the six months ended June 30, 2016 and 2015, respectively.

Amortization expense of capitalized internal-use software totaled $1.8 million and $1.5 million for the three months ended June 30, 2016 and 2015, respectively, and $3.5 million and $3.0 million for the six months ended June 30, 2016 and 2015, respectively. The carrying value of capitalized internal-use software at June 30, 2016 and December 31, 2015 was $14.4 million and $14.1 million, respectively, including $3.0 million and $1.5 million in construction in progress, respectively.
Note 5. Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2016 are as follows (in thousands):

Balance as of December 31, 2015	$45,346
Goodwill adjustments	166
Foreign currency translation adjustments	481
Balance as of June 30, 2016	$45,993

Acquired intangible assets subject to amortization as of June 30, 2016 and December 31, 2015 consist of the following (in thousands).

	As of June 30, 2016
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustments	Net	Remaining Useful Life
					(In years)
Developed technology	$14,000	$(4,849)	$(136)	$9,015	3.3
Customer relationships	1,800	(824)	(36)	940	2.6
	$15,800	$(5,673)	$(172)	$9,955

	As of December 31, 2015
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustments	Net	Remaining Useful Life
					(In years)
Developed technology	$14,000	$(3,133)	$(279)	$10,587	3.7
Customer relationships	1,800	(606)	(78)	1,117	3.1
	$15,800	$(3,739)	$(357)	$11,704

Amortization expense of purchased intangible assets for the three months ended June 30, 2016 and 2015 was $1.0 million and $0.4 million, respectively and $1.9 million and $1.0 million for the six months ended June 30, 2016 and 2015, respectively.
Estimated future amortization expense as of June 30, 2016 is as follows (in thousands):

Remainder of 2016	$1,889
2017	3,357
2018	2,131
2019	2,066
2020	512
$9,955

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
Note 7. Commitments and Contingencies
Leases
We lease office space under noncancelable operating leases with various expiration dates. Certain of the office space lease agreements contain rent holidays or rent escalation provisions. Rent holiday and rent escalation provisions are considered in determining the straight-line expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Rent expense was $2.5 million and $1.8 million for the three months ended June 30, 2016 and 2015 and $4.7 million and $3.4 million for the six months ended June 30, 2016 and 2015, respectively.

In June 2016, we entered into an operating lease agreement for approximately 18,000 square feet of additional office space in San Francisco, CA. The lease began on July 11, 2016 and will expire on January 31, 2021. The total anticipated amount of rent to be paid over the initial term of the lease is approximately $4.6 million. In addition to monthly rent obligations, we are responsible for certain operating costs and taxes associated with the leased premises.

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
Note 8. Common Stock and Stockholders’ Equity
Common Stock
As of June 30, 2016 and December 31, 2015, there were 400 million shares authorized for issuance with a par value of $0.01 per share.  There were 93.9 million and 90.9 million shares of common stock issued and 93.4 million and 90.3 million shares outstanding as of June 30, 2016 and December 31, 2015, respectively. Included within the number of shares issued and outstanding were 0.2 million and 0.3 million shares of common stock subject to repurchase, as of June 30, 2016 and December 31, 2015, respectively.

Preferred Stock
As of June 30, 2016 and December 31, 2015, 10.0 million shares of preferred stock were authorized for issuance with a par value of $0.01 per share and no shares of preferred stock were issued or outstanding.
Employee Equity Plans
Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan, or ESPP, eligible employees are granted options to purchase shares of our common stock through payroll deductions. The ESPP provides for eighteen-month offering periods, which include three six-month purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of an offering period or the fair market value of our common stock at the end of the purchase period. For the three and six months ended June 30, 2016, 0.3 million shares of common stock were purchased under the ESPP. Pursuant to the terms of the ESPP, the number of shares reserved under the ESPP increased by 0.9 million shares on January 1, 2016.  As of June 30, 2016, 3.5 million shares of common stock were available for issuance under the ESPP.

Stock Option and Incentive Plans
Our board of directors adopted the 2009 Stock Option and Grant Plan, or the 2009 Plan, in July 2009. The 2009 Plan was terminated in connection with our IPO in May 2014, and accordingly, no shares are available for issuance under this plan. The 2009 Plan continues to govern outstanding awards granted thereunder.
Our 2014 Stock Option and Incentive Plan, or the 2014 Plan, serves as the successor to our 2009 Plan. Pursuant to the terms of the 2014 Plan, the number of shares reserved for issuance under the 2014 Plan increased by 4.5 million shares on January 1, 2016. As of June 30, 2016, we had 5.9 million shares of common stock available for future grants under the 2014 Plan.
On May 6, 2016, the compensation committee of our board of directors granted equity awards representing 1.2 million shares. These awards were granted outside of the 2014 Plan and are intended to qualify as “employment inducement awards” within the meaning of Section 303A.08 of the New York Stock Exchange Listed Manual and accordingly do not require approval from our stockholders.
The following table summarizes our stock option and RSU award activities for the six months ended June 30, 2016 (in thousands, except per share information):

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Outstanding RSUs	Weighted Average Grant Date Fair Value
				(In years)
Outstanding — January 1, 2016	4,323	10,778	$11.94	7.96	$156,262	6,417	$19.54
Increase in authorized shares	5,716
Stock options granted	(1,158)	1,158	22.97
RSUs granted	(3,388)					3,388	19.51
Stock options exercised		(1,339)	7.01
RSUs vested						(1,472)	17.91
Stock options forfeited or canceled	148	(148)	18.74
RSUs forfeited or cancelled	281					(281)	20.37
Outstanding — June 30, 2016	5,922	10,449	$13.70	7.84	$132,494	8,052	$19.80

Aggregate intrinsic value for options outstanding represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on the New York Stock Exchange as of June 30, 2016 was $26.38.
As of June 30, 2016, we had a total of $203.0 million in future share-based compensation expense related to all equity awards, net of estimated forfeitures, to be recognized over a weighted average period of 3.0 years.
Early Exercise of Stock Options and Purchase of Unvested Stock Awards
Certain of our stock options permit early exercise. Common stock purchased pursuant to an early exercise of stock options or unvested stock awards is not deemed to be outstanding for financial reporting purposes until those shares vest. Therefore, cash received in exchange for unvested shares is recorded as a liability and is transferred into common stock and additional paid-in capital as the shares vest. Upon termination of service, we may, at our discretion, repurchase unvested shares acquired through early exercise of stock options or purchase of unvested stock awards at a price equal to the price per share paid upon the exercise of such options or the purchase of such unvested stock awards. As of June 30, 2016 and December 31, 2015, there were 0.2 million and 0.3 million shares, respectively, outstanding as a result of the early exercise of stock options and purchase of unvested stock awards by our employees and directors that were classified as accrued liabilities for an aggregated amount of $0.7 million and $1.0 million, respectively.

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
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(26,254)	$(21,482)	$(53,425)	$(40,650)
Weighted-average shares used to compute basic and diluted net loss per share	92,174	86,390	91,351	81,390
Net loss per share, basic and diluted	$(0.28)	$(0.25)	$(0.58)	$(0.50)

The anti-dilutive securities excluded from the shares used to calculate the diluted net loss per share are as follows (in thousands):

	As of June 30,
	2016	2015
Shares subject to outstanding common stock options and employee stock purchase plan	10,514	12,106
Restricted stock units	8,052	4,749
	18,566	16,855

Note 10. Income Taxes
The effective tax rates for the three and six months ended June 30, 2016 and 2015 were less than 1%.  The effective tax rates differ from the statutory rate primarily as a result of not recognizing a deferred tax asset for U.S. losses due to having a full valuation allowance against U.S. deferred tax assets. There were no material changes to the unrecognized tax benefits during the three and six months ended June 30, 2016 and 2015.
In April 2009, Zendesk’s entity in Denmark (“Zendesk Denmark”) transferred certain assets to Zendesk’s U.S. entity. In April 2015, the Danish Tax Authority (“SKAT”) issued a letter of intent in contemplation of adjusting the value of the reported asset transfer. We submitted a written rebuttal to SKAT’s proposal in August 2015. In March 2016, we received an assessment from SKAT indicating that SKAT believes the value of the transferred assets to be $5.4 million. SKAT’s assessment would give rise to a potential payment of $1.9 million, including income tax and interest. We disagree with SKAT’s findings and will continue to contest this assessment with the Danish tax authorities. We believe that the ultimate outcome of this matter will not have a material impact on our consolidated financial condition.
Note 11. Geographic Information
Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.
Revenue
The following table presents our revenue by geographic areas, as determined based on the billing address of our customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$40,068	$26,854	$77,635	$49,706
EMEA	20,776	13,461	39,607	26,037
Other	13,356	7,912	25,417	14,718
Total	$74,200	$48,227	$142,659	$90,461

Long-Lived Assets
The following table presents our long-lived assets by geographic areas (in thousands):

	As of June 30, 2016	As of December 31, 2015
United States	$24,827	$26,696
EMEA	10,591	10,351
APAC	5,880	5,332
Total	$41,298	$42,379

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
Our business model is designed to drive organic growth, leverage positive word-of-mouth, and remove friction from the evaluation and purchasing process. We offer a range of subscription account plans for our customer service platform, live chat software and analytics software that vary in price based on functionality, type and for our customer service platform and live chat software, the amount of product support we offer. We also offer a range of additional features that customers can purchase and add to their subscriptions. More recently we have been increasing the focus of our sales and marketing efforts on larger organizations.
Our largest source of qualified sales leads is free trials of our customer service platform commenced by prospects. For larger organizations, our sales team focuses on a land and expand strategy, which leverages this grassroots adoption and seeks to expand our footprint within organizations. More recently, we have been increasing the focus of our sales and marketing efforts on larger organizations. Many of our existing customers to date have been small to medium sized organizations that make purchasing decisions with limited interaction with our sales or other personnel. As we continue to focus on and become more dependent on sales to larger organizations and increase our investments in paid sources of qualified leads, we expect the percentage of qualified leads that come from unpaid sources, such as organic search and customer referrals, to decrease and our sales cycles to lengthen and become less predictable.
In October 2015, we completed the acquisition of WAC, the maker of BIME Analytics software.  With the acquisition, we added technology that we anticipate will allow our customers to understand the ever-increasing diversity of data about their end customers. Over time, we expect this analytics software to become a core technology within our customer service platform, enabling us to further integrate data analytics capabilities across our products.
For the three months ended June 30, 2016 and 2015, our revenue was $74.2 million and $48.2 million, respectively, representing a 54% growth rate. For the six months ended June 30, 2016 and 2015, our revenue was $142.7 million and $90.5 million, respectively, representing a 58% growth rate. For the three months ended June 30, 2016 and 2015 we derived $34.1 million, or 46% and $21.4 million, or 44%, respectively, of our revenue from customers located outside of the United States. For the six months ended June 30, 2016 and 2015 we derived $65.0 million, or 46% and $40.8 million, or 45%, respectively, of our revenue from customers located outside of the United States. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. For the three months ended June 30, 2016 and 2015, we generated net losses of $26.3 million and $21.5 million, respectively. For the six months ended June 30, 2016 and 2015, we generated net losses of $53.4 million and $40.7 million, respectively. We intend to invest aggressively to drive continued growth and market leadership.
The growth of our business and our future success depends on many factors, including our ability to continue to innovate, maintain our leadership in the small and medium-sized business, or SMB, market, expand our enterprise customer base, and increase our global customer footprint. While these areas represent significant opportunities for us, we also face significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. We anticipate that we will expand our operations and headcount in the near term. The expected addition of new personnel and the expenditures that we anticipate will be necessary to manage our anticipated growth, including expenditures relating to hosting capacity, leasehold improvements and related fixed assets, will make it more difficult for us to achieve profitability. Many of these investments will occur in advance of experiencing any direct benefit and will make it difficult to determine if we are allocating our resources efficiently.
We have focused on rapidly growing our business and plan to continue to invest for long-term growth. To support our growth, we expect to continue to develop our hosting capabilities through investments in our self-managed colocation data centers and incur expenditures for third-party managed hosting services. The amount and timing of these disbursements will vary based on our estimates of projected growth. Over time, we anticipate that we will continue to gain economies of scale by efficiently utilizing our hosting resources and reducing the need for direct incremental personnel costs resulting from growth in our number of customers. We also expect to continue to grow our customer support organization including expanding our product support and professional services teams. As a result, we expect our gross margin to improve in the future, although our gross margin may fluctuate from period to period as our revenue fluctuates and as a result of the timing and amount of investments to expand our product support team, investments in additional personnel, equipment, services, and facilities to support our platform architecture, increased share-based compensation expense, as well as amortization costs associated with acquired intangible assets and capitalized internal-use software.
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
Number of Paid Customer Accounts. We believe that our ability to increase our number of paid accounts on our customer service platform and live chat software is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. We define the number of paid customer accounts as the sum of the number of accounts on our customer service platform, exclusive of our Starter plan, free trials or other free services, and the number of accounts using our live chat software, exclusive of free trials or other free services, each as of the end of the period and as identified by a unique account identifier. Use of our customer service platform and live chat software requires separate subscriptions and each of these accounts are treated as a separate paid customer account. Existing customers may also expand their utilization of our customer service platform or live chat software by adding new accounts and a single consolidated organization or customer may have multiple accounts across each of our customer service platform and live chat software to service separate subsidiaries, divisions, or work processes. Each of these accounts is also treated as a separate paid customer account. An increase in the number of paid customer accounts generally correlates to an increase in the number of authorized agents licensed to use our platform, which directly affects our revenue and results of operations. We view growth in this metric as a measure of our success in converting new sales opportunities. We do not currently incorporate accounts using our analytics software into determination of the number of paid customer accounts. We had approximately 81,500 paid customer accounts as of June 30, 2016, including approximately 43,700 paid customer accounts on our customer service platform and approximately 37,800 paid customer accounts using our live chat software. As the total number of paid customer accounts increases, we expect the rate of growth in the number of paid customer accounts to decline.
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
Our dollar-based net expansion rate is based upon our monthly recurring revenue for a set of paid customer accounts on our customer service platform and live chat software. Monthly recurring revenue for a paid customer account is a legal and contractual determination made by assessing the contractual terms of each paid customer account, as of the date of determination, as to the revenue we expect to generate in the next monthly period for that paid customer account, assuming no changes to the subscription and without taking into account any one-time discounts or any platform usage above the subscription base, if any, that may be applicable to such subscription. Monthly recurring revenue is not determined by reference to historical revenue, deferred revenue or any other GAAP financial measure over any period. It is forward-looking and contractually derived as of the date of determination.
We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate monthly recurring revenue of the paid customer accounts on our customer service platform and live chat software as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate monthly recurring revenue of the same customer base included in our measure of base revenue at the end of the annual period being measured. Our dollar-based net expansion rate is also adjusted to eliminate the effect of certain activities that we identify involving the transfer of agents between paid customer accounts, consolidation of customer accounts, or the split of a single paid customer account into multiple paid customer accounts. In addition, our dollar-based net expansion rate is adjusted to include paid customer accounts in the customer base used to determine retained revenue net of contraction and churn that share common corporate information with customers in the customer base that is used to determine our base revenue. Giving effect to this consolidation results in our dollar-based net expansion rate being calculated across approximately 70,900 customers, as compared to the approximately 81,500 total paid customer accounts as of June 30, 2016. To the extent that we can determine that the underlying customers do not share common corporate information, we do not aggregate paid customer accounts associated with reseller and other similar channel arrangements for the purposes of determining our dollar-based net expansion rate. While not material, we believe the failure to account for these activities would otherwise skew our dollar-based net expansion metrics associated with customers that maintain multiple paid customer accounts on our customer service platform or live chat software and paid customer accounts associated with reseller and other similar channel arrangements.
Our dollar-based net expansion rate was 118% as of June 30, 2016. We expect that, among other factors, our continued focus on adding paid customer accounts with significant monthly recurring revenue at the time of addition, the upcoming anniversaries of significant expansion transactions within certain customer accounts, and the growth in our aggregate monthly recurring revenue will result in an overall decline in our dollar-based net expansion rate over time, and in particular over the course of the next year.
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
We currently operate out of four self-managed colocation data centers, in which we manage our own network equipment and systems, located in California, Virginia, Ireland, and Germany. In addition, we utilize third-party managed hosting facilities located in North America, Europe, and Asia to host our services, support our platform infrastructure, and support certain research and development functions. We intend to continue to develop our self-managed colocation data centers and incur expenditures for third-party managed hosting services over time to support our growth.
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
Gross Margin. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period as our revenue fluctuates and as a result of the timing and amount of investments to expand our product support and professional services teams, investments in additional personnel, equipment, services, and facilities to support our platform architecture, increased share-based compensation expense, as well as the amortization of certain acquired intangible assets and costs associated with capitalized internal-use software. Although we expect that certain third-party technology license fees will remain significant, we expect these costs to decrease over time as we take steps necessary to secure long-term access to such technology.
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
We focus our sales and marketing efforts on generating awareness of our products, establishing and promoting our brand, and cultivating a community of successful and vocal customers. More recently, we have been increasing the focus of our sales and marketing efforts to larger organizations. We plan to continue investing in sales and marketing by increasing the number of sales employees, developing our marketing teams, expanding our indirect sales channels, building brand awareness, and sponsoring additional marketing events, which we believe will enable us to add new customers and increase penetration within our existing customer base. Because we do not have a long history of undertaking or growing many of these activities, we cannot predict whether, or to what extent, our revenue will increase as we invest in these strategies. We expect our sales and marketing expenses to continue to increase in absolute dollars and continue to be our largest operating expense category for the foreseeable future. Our sales and marketing expenses as a percentage of our revenue over time may fluctuate from period to period depending on fluctuations in revenue and the timing and extent of our sales and marketing expenses.
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
We expect to incur incremental costs associated with supporting the growth of our business, both in terms of size and geographic expansion, and the infrastructure required to be a public company. Such costs include increases in our finance, legal, and human resources personnel, additional legal, accounting, tax, and compliance related services fees, insurance costs, and costs of executing significant transactions, including acquisitions, and other costs associated with being a public company. As a result, we expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future. However, we expect our general and administrative expenses to decrease modestly as a percentage of our revenue in the long-term, although this may fluctuate from period to period depending on fluctuations in revenue and the timing and extent of our general and administrative expenses.

Other Income (Expense), Net
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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$74,200	$48,227	$142,659	$90,461
Cost of revenue (1)	22,936	16,162	44,452	30,452
Gross profit	51,264	32,065	98,207	60,009
Operating expenses (1):
Research and development	22,134	14,227	43,731	27,485
Sales and marketing	39,350	27,242	75,522	50,645
General and administrative	16,076	11,536	31,937	21,663
Total operating expenses	77,560	53,005	151,190	99,793
Operating loss	(26,296)	(20,940)	(52,983)	(39,784)
Other income (expense), net	134	(343)	64	(574)
Loss before provision for income taxes	(26,162)	(21,283)	(52,919)	(40,358)
Provision for income taxes	92	199	506	292
Net loss	$(26,254)	$(21,482)	$(53,425)	$(40,650)
______________
(1) Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$1,802	$1,114	$3,435	$2,004
Research and development	6,749	4,446	13,376	8,510
Sales and marketing	5,684	3,937	11,123	6,369
General and administrative	4,410	3,890	8,407	6,731

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (2)	30.9	33.5	31.2	33.7
Gross profit	69.1	66.5	68.8	66.3
Operating expenses (2):
Research and development	29.8	29.5	30.7	30.4
Sales and marketing	53.0	56.5	52.9	56.0
General and administrative	21.7	23.9	22.4	23.9
Total operating expenses	104.5	109.9	106.0	110.3
Operating loss	(35.4)	(43.4)	(37.2)	(44.0)
Other income (expense), net	0.2	(0.7)	—	(0.6)
Loss before provision for income taxes	(35.2)	(44.1)	(37.2)	(44.6)
Provision for income taxes	0.1	0.4	0.4	0.3
Net loss	(35.3)%	(44.5)%	(37.6)%	(44.9)%
______________
(2) Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	2.4%	2.3%	2.4%	2.2%
Research and development	9.1	9.2	9.4	9.4
Sales and marketing	7.7	8.2	7.8	7.0
General and administrative	5.9	8.1	5.9	7.4
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands, except percentages)
Revenue	$74,200	$48,227	54%	$142,659	$90,461	58%
Revenue increased $26.0 million, or 54%, in the three months ended June 30, 2016 compared to the same period in 2015. Of the total increase in revenue, $12.0 million, or 46%, was attributable to revenue from new customer accounts acquired from July 1, 2015 through June 30, 2016, net of churn and contraction, and $14.0 million, or 54%, was attributable to revenue from accounts existing on or before June 30, 2015, net of churn and contraction. Revenue increased $52.2 million, or 58% in the six months ended June 30, 2016 compared to the same period in 2015 due to the addition of new customer accounts and the continued expansion of existing customer accounts.
Revenue from certain customer accounts that share common corporate information is treated as being generated from a single customer account. The acquisition date of customer accounts that share common corporate information is determined using the establishment date of the earliest customer account.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands, except percentages)
Cost of Revenue	$22,936	$16,162	42%	$44,452	$30,452	46%
Gross Margin	69.1%	66.5%		68.8%	66.3%

Cost of revenue increased $6.8 million, or 42%, and $14.0 million, or 46% in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The overall increases were primarily due to increased employee compensation-related costs of $3.0 million and $6.3 million, driven by our headcount growth, increased depreciation expense and other costs primarily associated with our self-managed colocation data centers of $1.2 million and $2.6 million, and increased amortization expense from acquired intangible assets of $0.5 million and $1.0 million for the three and six months ended June 30, 2016, respectively. The increase in depreciation expense and other costs associated with our self-managed colocation data centers was driven by our investments in building out our self-managed colocation data centers, and the increase in amortization expense from acquired intangible assets was related to our acquisition of WAC. Further contributing to the overall increases was an increase in allocated shared facilities and information technology costs of $1.1 million and $2.0 million for the three and six months ended June 30, 2016, respectively.
Our gross margin increased by 2.6 and 2.5 percentage points for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The overall improvement was primarily driven by a decrease of 1.3 and 1.6 percentage points in hosting fees and as a percentage of revenue for the three and six months ended June 30, 2016, respectively. Also contributing to our gross margin expansion was a 0.9 percentage point decrease in amortization expense of capitalized internal-use software as a percentage of revenue for both the three and six months ended June 30, 2016. The decrease in hosting fees as a percentage of revenue reflect increased cost efficiency of our data centers, including third-party managed hosting services and our self-managed colocation data centers. The decrease in amortization expense of capitalized internal-use software as a percentage of revenue was due to our ability to increase revenue with a more moderate investment in capitalized internal use software.
Operating Expenses
Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands, except percentages)
Research and Development	$22,134	$14,227	56%	$43,731	$27,485	59%
Research and development expenses increased $7.9 million, or 56%, and $16.2 million, or 59%, in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The overall increases were primarily due to an increase of $6.2 million and $12.6 million in employee compensation-related costs, driven by headcount growth, and an increase of $1.2 million and $2.1 million in allocated shared costs for the three and six months ended June 30, 2016, respectively.
Sales and Marketing Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands, except percentages)
Sales and Marketing	$39,350	$27,242	44%	$75,522	$50,645	49%
Sales and marketing expenses increased $12.1 million, or 44%, and $24.9 million, or 49% in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The overall increases were primarily due to an increase of $8.3 million and $18.8 million in employee compensation-related costs, driven by headcount growth, and an increase in marketing program costs of $1.4 million and $1.3 million for the three and six months ended June 30, 2016, respectively. The increases in marketing program costs were driven by brand awareness trade shows and advertising campaigns in 2016. Further contributing to the overall increases was an increase in allocated shared costs of $1.5 million and $2.7 million for the three and six months ended June 30, 2016, respectively.
General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands, except percentages)
General and Administrative	$16,076	$11,536	39%	$31,937	$21,663	47%
General and administrative expenses increased $4.5 million, or 39%, and $10.3 million, or 47% in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The overall increases were primarily due to increased employee compensation-related costs of $2.7 million and $6.1 million, driven by headcount growth, and increased professional and outside services costs of $0.7 million and $2.0 million for the three and six months ended June 30, 2016, respectively. The increased professional and outside services costs were driven by increased levels of business activities. The overall increases were also driven by an increase in allocated shared costs of $0.8 million and $1.3 million for the three and six months ended June 30, 2016, respectively.
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
Liquidity and Capital Resources
As of June 30, 2016, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $275.8 million, which were held for working capital purposes. Our cash equivalents and marketable securities are comprised of corporate bonds, commercial paper, U.S. treasury and agency securities, asset-backed securities, and money market funds.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2016	2015
Cash provided by (used in) operating activities	$4,560	$(4,773)
Cash used in investing activities	(117,247)	(12,847)
Cash provided by financing activities	14,391	192,964
To date, we have financed our operations primarily through sales of equity securities. From our inception through June 30, 2016, we have received cash proceeds of $364.7 million from the sale of equity securities, net of issuance costs paid. We have also financed our operations through customer payments for subscription to our customer service platform, live chat software, and analytics software, as well as borrowings under our credit facility (terminated in June 2015). We believe that our existing cash, cash equivalents, and marketable securities balance together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
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
Net cash provided by operating activities in the six months ended June 30, 2016 was $4.6 million, reflecting our net loss of $53.4 million, adjusted by non-cash charges including share-based compensation expense of $36.3 million, depreciation and amortization of $13.1 million, and net changes in our working capital. The changes in our working capital were primarily attributable to an increase in deferred revenue of $16.2 million due to the growth in sales of our subscription services, and an increase in accrued liabilities including accrued compensation of $2.9 million due to timing of payments. These sources of cash flow were offset by an increase in prepaid expenses and other current assets of $7.9 million, primarily driven by a prepayment for third-party managed hosting services. Other uses of cash included an increase in accounts receivable of $2.4 million due to the growth of our business and the timing of customer billings and collections.
Net cash used in operating activities in the six months ended June 30, 2015 was $4.8 million, reflecting our net loss of $40.7 million, adjusted by non-cash charges including share-based compensation expense of $23.6 million, depreciation and amortization of $8.8 million, and net changes in our working capital. The changes in our working capital were primarily attributable to an increase of $13.3 million in deferred revenue due to the growth in sales of our subscription services and the timing of customer billings. This source of cash was partially offset by an increase of $3.4 million in accounts receivable due to the growth of our business and timing of customer billings, an increase of $3.3 million in prepaid expenses and other current assets driven by prepaid insurance premiums and other business expenses, and a decrease of $2.3 million in accrued compensation and related benefits mainly due to a one-time payment made in the three months ended March 31, 2015 to our U.S. salaried employees for accrued paid time-off as we changed our paid-time-off policy, as well as the payout of retention bonus pursuant to the retention plan established in connection with the acquisition of Zopim Technologies Pte Ltd., or Zopim. Other uses of cash included an increase of $1.4 million in other assets and liabilities primarily due to a deposit made on facility leases.
Investing Activities
Net cash used in investing activities in the six months ended June 30, 2016 of $117.2 million was primarily attributable to purchases of marketable securities of $106.1 million, net of sales and maturities, purchases of property and equipment of $8.4 million primarily associated with newly leased office facilities and hosting equipment to maintain our self-managed colocation data centers, and capitalized internal-use software costs of $2.8 million related to the development of additional features and functionality of our platform.
Net cash used in investing activities in the six months ended June 30, 2015 of $12.8 million was primarily attributable to purchases of property and equipment of $7.4 million mainly associated with hosting equipment to build out our self-managed colocation data centers, capitalized software development costs of $2.4 million associated with the development of additional features and functionality of our platform, purchases of marketable securities of $2.5 million, net of sales and maturities, and a payment of $0.5 million in purchase consideration held back in connection with the acquisition of Zopim.
Financing Activities
Net cash provided by financing activities in the six months ended June 30, 2016 of $14.4 million was primarily attributable to proceeds from the exercise of employee stock options of $9.4 million and proceeds from our employee stock purchase plan of $5.7 million.
Net cash provided by financing activities in the six months ended June 30, 2015 of $193.0 million was primarily attributable to proceeds from our follow-on public offering, net of issuance costs, of $190.1 million, proceeds from exercise of employee stock options of $5.0 million, and proceeds from our employee stock purchase plan of $4.9 million, partially offset by repayment of the outstanding balance under our credit facility of $7.0 million.
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
In April 2009, Zendesk’s entity in Denmark (“Zendesk Denmark”) transferred certain assets to Zendesk’s U.S. entity. In April 2015, the Danish Tax Authority (“SKAT”) issued a letter of intent in contemplation of adjusting the value of the reported asset transfer. We submitted a written rebuttal to SKAT’s proposal in August 2015. In March 2016, we received an assessment from SKAT indicating that SKAT believes the value of the transferred assets to be $5.4 million. SKAT’s assessment would give rise to a potential payment of $1.9 million, including income tax and interest. We disagree with SKAT’s findings and will continue to contest this assessment with the Danish tax authorities. We believe that the ultimate outcome of this matter will not have a material impact on our consolidated financial condition.
There have been no other significant changes in our critical accounting policies and estimates during the six months ended June 30, 2016 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC in February 2016.
Recently Issued and Adopted Accounting Pronouncements
Refer to Note 1 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.
Contractual Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases for office space, and contractual commitments for data center services and other support costs. In June 2016, we entered into an operating lease agreement for approximately 18,000 square feet of additional office space in San Francisco, CA. The lease began on July 11, 2016 and will expire on January 31, 2021. The total anticipated amount of rent to be paid over the initial term of the lease is approximately $4.6 million. In addition to monthly rent obligations, we are responsible for certain operating costs and taxes associated with the leased premises.
Except as set forth in Note 7 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the year ended December 31, 2015.

Off-Balance Sheet Arrangements
Through June 30, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Qualitative and Quantitative Disclosures About Market Risk
Foreign Currency Exchange Risk
We conduct transactions in foreign currencies, primarily the British Pound Sterling, Euro, Australian Dollar, Danish Krone, Singapore Dollar, Japanese Yen, Philippine peso, and Brazilian Real. While we primarily transact with customers in the U.S. dollar, we also transact in foreign currencies for subscriptions to our customer service platform and analytic software and expect to continue to expand the number of customers that are billed in foreign currencies. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. dollar for all international subsidiaries except for the Singapore subsidiary, whose functional currency is the Singapore Dollar. Changes in the value of foreign currencies relative to the U.S. dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows.
Foreign currency gains and losses were not significant for the three months ended June 30, 2016 and 2015. In September 2015, we implemented a hedging program to mitigate the impact of foreign currency fluctuations on our cash flows and earnings. For additional information, see Note 3 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $275.8 million at June 30, 2016, of which $193.4 million was invested in corporate bonds, money market funds, asset-backed securities, U.S. treasury securities, commercial paper, and agency securities. The cash and cash equivalents are held for working capital purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of June 30, 2016, an immediate increase of 100-basis points in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $1.1 million. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity or declines in fair value are determined to be other than temporary.
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
We have incurred net losses in each year since our inception, including net losses of $26.3 million and $21.5 million in the three months ended June 30, 2016 and 2015, respectively, and net losses of $53.4 million and $40.7 million for the six months ended June 30, 2016 and 2015, respectively. We had an accumulated deficit of $269.3 million as of June 30, 2016. For the three months ended June 30, 2016 and 2015, our revenue was $74.2 million and $48.2 million, respectively, representing a 54% growth rate. For the six months ended June 30, 2016 and 2015, our revenue was $142.7 million and $90.5 million, respectively, representing a 58% growth rate. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

•
development of our customer service platform, live chat software, and analytics software, including investments in our research and development team, the development or acquisition of new products, features, and functionality, and improvements to the scalability, availability, and security of our customer service platform, live chat software, and analytics software;

•
our technology infrastructure, including expansion of our activities in self-managed and third-party managed hosting facilities, enhancements to our network operations and infrastructure, and hiring of additional employees for our operations team;

•	sales and marketing, including a significant expansion of our direct sales organization;

•	additional international expansion in an effort to increase our customer base and sales; and

•	general administration, including legal, accounting, and other expenses related to being a public company.

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
We have experienced and may continue to experience rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from 1,017 employees as of June 30, 2015 to 1,498 employees on June 30, 2016. In addition, we have established subsidiaries in Denmark, the United Kingdom, Australia, Ireland, Japan, the Philippines, Brazil, Germany, and India since our inception in 2007, and, as a result of the acquisitions of Zopim and WAC, we also have subsidiaries in Singapore and France. We may continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of customers, end users, transactions, and data that our customer service platform and our associated hosting infrastructure support. Finally, our organizational structure is becoming more complex and we may need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures to manage this complexity. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, simplicity in design, and attention to customer satisfaction that has been critical to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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
We face competition from in-house software systems, large integrated systems vendors, and smaller companies offering alternative SaaS applications. Our competitors vary in size and in the breadth and scope of the products and services they offer. We face substantial competition from companies such as salesforce.com, Inc., Oracle Corporation, Verint Systems, Inc., and Microsoft Corporation, each of which can bundle competing products and services with other software offerings, or offer them at a low price as part of a larger sale. In addition, we compete with a number of other SaaS providers with focused customer support applications, including desk.com (a salesforce.com service), Kayako Ltd., Freshdesk, Inc., Help Scout Inc., and Pegasystems Inc., many of which offer free or significantly discounted prices for their services. For organizations seeking software to support employee service and other internal use cases, we compete with companies such as ServiceNow, Inc., BMC Software, Inc., Atlassian Pty Ltd, and Hewlett-Packard Enterprise Company. We compete with a number of providers of live chat software, including Live Person, Inc., BoldChat (a LogMeIn, Inc. service), Velaro, Inc., Snap Engage, LLC, Habla, Inc. (Olark), and LiveChat, Inc. and a number of providers of analytics software, including Tableau Software, Inc., Looker Data Sciences, Inc., and Domo, Inc.  Further, other established SaaS providers not currently focused on customer support, live chat software, or analytics software may expand their services to compete with us. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Additionally, some existing and potential customers, particularly large organizations, have elected, and may in the future elect, to develop their own internal customer support software system. Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult to compete with them. For all of these reasons, we may not be able to compete successfully against our current and future competitors or retain existing customers, which would harm our business.
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
If we are not successful in selling our live chat software as a standalone service or more fully integrating our live chat software or analytics software with our customer service platform, our business could be harmed.
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
We have limited experience selling separate products in general, and live chat software in particular, and as a result, our live chat software may not gain acceptance with our customers and potential customers.
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
Our plans to integrate our analytics software with our customer service platform, our live chat software, and our other products may not be successful. If our customers do not purchase our analytics software as integrated with our customer service platform, or our other products, our business, revenue, and operating results could be harmed.
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
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, support, general and administrative functions, and on individual contributors in our research and development and operations. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We recently added three new members to our senior management team, including a new Chief Financial Officer. These changes may negatively impact the ability of the teams that these members of the senior management team manage to execute on our plans and strategies. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers, especially our Chief Executive Officer, or key employees could have an adverse effect on our business.
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
As we target more of our sales efforts to larger organizations, we expect to incur higher costs and longer sales cycles and we may be less effective at predicting when we will complete these sales. In this market segment, the decision to subscribe to our customer service platform, live chat software, or analytics software may require the approval of more technical personnel and management levels within a potential customer’s organization than we have historically encountered, and if so, these types of sales would require us to invest more time educating these potential customers. In addition, larger organizations may demand more features and integration services. We have limited experience in developing and managing sales channels and distribution arrangements for larger organizations. As a result of these factors, these sales opportunities may require us to devote greater research and development, sales, product support, and professional services resources to individual customers, resulting in increased costs and reduced profitability, and would likely lengthen our typical sales cycle, which could strain our resources. Additionally, we are increasing our investments in our sales and marketing efforts in order to target these larger organizations, increasing the costs associated with sales. Moreover, these transactions may require us to delay recognizing the associated revenue we derive from these customers until any technical or implementation requirements have been met, and larger customers may demand discounts to the subscription prices they pay for our customer service platform, live chat software, or analytics software. Furthermore, because we have limited experience selling to larger organizations, our investment in marketing our customer service platform, live chat software, and analytics software to these potential customers may not be successful, which could harm our results of operations and our overall ability to grow our customer base. Following sales to larger organizations, we may have fewer opportunities to expand usage of our customer service platform, live chat software, and analytics software or sell additional functionality, and we may experience increased subscription terminations as compared to our experience with smaller organizations, any of which could harm our results of operations.
Failure to effectively expand our sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.
Increasing our customer base and achieving broader market acceptance of our customer service platform, live chat software, and analytics software will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain certain of our new customers, including larger organizations. We plan to continue to expand our direct sales force both domestically and internationally and to increase the proportion of our sales professionals that have experience in selling to larger organizations. During the twelve months ending June 30, 2016, our sales and marketing organization increased by approximately 139 employees to approximately 458 employees. There is significant competition for experienced sales and marketing professionals with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales and marketing professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Our recent hires and planned hires may not become as productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. We cannot predict whether, or to what extent, our sales will increase as we expand our sales and marketing functions or how long it will take for new personnel to become productive. Our business will be harmed if our sales and marketing efforts do not generate a significant increase in revenue.

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
We generally charge our customers for their use of our analytics software based on the number and type of users they enable, as well as the features and functionality enabled. We do not know whether the current pricing model for our analytics software will result in our current and potential customers enabling a significant number of users to allow us to derive sufficient value from the provision of such software.
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
We plan our expenses based on certain assumptions about the length and variability of our sales cycle. These assumptions are based upon historical trends for sales cycles and conversion rates associated with our existing customers, many of whom to date have been small to medium-sized organizations that make purchasing decisions with limited interaction with our sales or other personnel. As we continue to focus on and become more dependent on sales to larger organizations, we expect our sales cycles to lengthen and become less predictable. This may adversely affect our financial results. Factors that may influence the length and variability of our sales cycle include:

•	the need to educate prospective customers about the uses and benefits of our customer service platform, live chat software, and analytics software;

•	the discretionary nature of purchasing and budget cycles and decisions;

•	the competitive nature of evaluation and purchasing processes;

•	announcements or planned introductions of new products, features, or functionality by us or our competitors; and

•	lengthy purchasing approval processes.
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
Our quarterly financial results may fluctuate as a result of a variety of other factors, many of which are outside of our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our common stock could decline substantially. Some of the important factors that may cause our revenue, operating results, and cash flows to fluctuate from quarter to quarter include:

•	our ability to attract new customers, retain and increase sales to existing customers, and satisfy our customers’ requirements;

•	the number of new employees added;

•	the rate of expansion and productivity of our sales force;

•	changes in our or our competitors’ pricing policies;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	new products, features, or functionalities introduced by our competitors;

•	significant security breaches, technical difficulties, or interruptions to our customer service platform, live chat software, or analytics software;

•	the timing of customer payments and payment defaults by customers;

•
general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional subscriptions, delay a prospective customer’s purchasing decision, reduce the value of new subscription contracts, or affect customer retention;

•	changes in the relative and absolute levels of professional services we provide;

•	changes in foreign currency exchange rates;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	the impact of new accounting pronouncements; and

•	the timing of the grant or vesting of equity awards to employees.
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
Sales by channel partners are more likely than direct sales to involve collectibility concerns, in particular sales by our channel partners into developing markets, and accordingly, variations in the mix between revenue attributable to sales by channel partners and revenue attributable to direct sales may result in fluctuations in our operating results.
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
In the three months ended June 30, 2016 and 2015, we derived 46% and 44% of our revenue from customers located outside of the United States, respectively, and in the six months ended June 30, 2016 and 2015, we derived 46% and 45% of our revenue from customers outside of the United States, respectively. We are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and product support operations in the United States and certain countries across Europe, Australia, Asia, and South America. Our sales organization outside the United States is substantially smaller than our sales organization in the United States and to date a very limited portion of our sales has been driven by resellers or other channel partners. We believe our ability to convince new customers to subscribe to our customer service platform, live chat software, and analytics software or to convince existing customers to renew or expand their use of these services is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.
Our international operations subject us to a variety of additional risks and challenges, including:

•	increased management, travel, infrastructure, and legal compliance costs associated with having multiple international operations;

•	longer payment cycles and difficulties in enforcing contracts, collecting accounts receivable, or satisfying revenue recognition criteria, especially in emerging markets;

•	increased financial accounting and reporting burdens and complexities;

•	requirements or preferences for domestic products;

•	differing technical standards, existing or future regulatory and certification requirements and required features and functionality;

•	economic conditions in each country or region and general economic uncertainty around the world;

•	compliance with foreign privacy and security laws and regulations and the risks and costs of non-compliance;

•
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

•
heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact our financial results and result in restatements of our consolidated financial statements;

•	fluctuations in currency exchange rates and related effect on our operating results;

•	difficulties in repatriating or transferring funds from or converting currencies in certain countries;

•	communication and integration problems related to entering new markets with different languages, cultures, and political systems;

•	differing labor standards, including restrictions related to, and the increased cost of, terminating employees in some countries;

•	the need for localized software and licensing programs;

•	the need for localized language support;

•	reduced protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; and

•	compliance with the laws of numerous foreign taxing jurisdictions, including withholding obligations, and overlapping of different tax regimes.
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
We are aware that trials of and subscriptions to our customer service platform, live chat software and analytics software have been initiated by persons and organizations in countries that are the subject of U.S. embargoes. Our provision of service in these instances was likely in violation of U.S. export control and sanctions laws. We have terminated the accounts of such organizations as we have become aware of them, implemented certain measures designed to prevent future unauthorized access by such persons and organizations and filed voluntary self-disclosures with the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, and the U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC, concerning prior potential violations. With the exception of the investigation of the potential violation of export controls laws by WAC prior to our acquisition of WAC by BIS, BIS and OFAC have completed their investigations of U.S. export controls laws and U.S. sanctions laws. With respect to its investigations, OFAC has issued cautionary letters upon the completion of such investigations with no monetary penalties or other sanctions were imposed in connection with such investigations. With the exception of the investigation of the potential violation of export controls laws by WAC prior to our acquisition of WAC by BIS, BIS has issued warning letters in connection with its completed investigations with no monetary penalties or other sanctions were imposed in connection with such completed investigations. BIS’s review of the voluntary self-disclosure regarding the potential violation of export controls laws by WAC is ongoing.
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
Our ongoing and planned investments in self-managed colocation data centers and expenditures on third-party managed hosting services are expensive and complex, have resulted, and will result, in a negative impact on our cash flows, and may negatively impact our financial results.
We have made and will continue to make substantial investments in our self-managed colocation data centers and expenditures on third-party managed hosting services to support our growth and provide enhanced levels of service to our customers. We made capital expenditures relating to hosting equipment for use in these data centers of $0.8 million and $3.0 million in the three months ended June 30, 2016 and 2015, respectively, and $1.5 million and $6.0 million in the six months ended June 30, 2016 and 2015, respectively. We employ a hybrid hosting model in which we utilize managed hosting services, where a third party manages most aspects of our hosting operations, and self-managed colocation data centers, where we have more direct control over the hosting infrastructure and its operation. This has and may continue to have a negative impact on our cash flows and gross profit. If we are required to make larger investments in our self-managed colocation data centers than we anticipated or if we require significant managed hosting services to support our growth, the negative impact on our operating results would likely exceed our initial expectations.
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
Our customer service platform, live chat software, and analytics software must integrate with a variety of network, hardware, and software platforms, and we need to continuously modify and enhance our customer service platform, live chat software, and analytics software to adapt to changes in cloud-enabled hardware, software, networking, browser, and database technologies. In particular, we have developed our platform to be able to easily integrate with third-party SaaS applications, including the applications of software providers that compete with us, through the interaction of application platform interfaces, or APIs. In general, we rely on the fact that the providers of such software systems, including salesforce.com, continue to allow us access to their APIs to enable these customer integrations. To date, we have not relied on a long-term written contract to govern our relationship with these providers. Instead, we are subject to the standard terms and conditions for application developers of such providers, which govern the distribution, operation, and fees of such software systems, and which are subject to change by such providers from time to time. Our business may be harmed if any provider of such software systems:

•	discontinues or limits our access to its APIs;

•	modifies its terms of service or other policies, including fees charged to, or other restrictions on us or other application developers;

•	changes how customer information is accessed by us or our customers;

•	establishes more favorable relationships with one or more of our competitors; or

•	otherwise favors its own competitive offerings over ours.
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
Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if announced, may not be completed. For one or more of those transactions, we may:

•	issue additional equity securities that would dilute our existing stockholders;

•	use cash that we may need in the future to operate our business;

•	incur large charges or substantial liabilities;

•	incur debt on terms unfavorable to us or that we are unable to repay;

•	encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures; and

•	become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges.
Because our customer service platform, live chat software, and analytics software can be used to collect and store personal information, domestic and international privacy and data security concerns could result in additional costs and liabilities to us or inhibit sales of our customer service platform, live chat software, or analytics software.
Personal privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions where we offer our customer service platform, live chat software, or analytics software. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state, and foreign government bodies and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use, and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and consumer protection agencies. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including Directive 95/46/EC on the protection of individuals with regard to the processing of personal data and on the free movement of such data established in the European Union, or the Data Protection Directive, and data protection legislation of the individual member states subject to the Data Protection Directive. In 2018, the Data Protection Directive will be replaced with the European General Data Protection Regulation which will impose additional obligations and risk upon our business. In many jurisdictions enforcement actions and consequences for non-compliance are also rising.

We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of personally identifiable information, or PII, by U.S. companies doing business in Europe from the European Economic Area to the U.S. As a result of a recent opinion of the European Union Court of Justice, or ECJ, regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S.-EU Safe Harbor Framework is no longer deemed to be a valid method to ensure compliance with restrictions set forth in the Data Protection Directive and data protection legislation of individual member states restricting the transfer of data outside of the European Economic Area. In July 2016, the European Commission adopted a new framework, the EU-U.S. Privacy Shield, to replace the U.S.-EU Safe Harbor Framework. We are currently assessing the impact of the EU-U.S Privacy Shield on our operations. We have engaged in, and expect to continue to engage in, efforts to ensure that data transfers from the European Economic Area comply with the Data Protection Directive and the data protection legislation of individual member states. These efforts may be deemed unacceptable by the data protection authorities of individual member states or by current or prospective customers. Failure to comply with data protection regulations may result in data protecting authorities and other privacy regimes imposing additional obligations to obtain consent from data subjects by or on behalf of our customers. Additionally, the inability to guarantee compliance or otherwise provide acceptable privacy assurances may inhibit the sale and use of our software in the European Union and certain other markets, which could, were it to occur, harm our business and operating results.
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
Zendesk was founded in Denmark in 2007 and was headquartered in Denmark until it reincorporated in Delaware in 2009.  Today, we generally conduct our international operations through subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships and transactions are subject to complex regulations, including transfer pricing regulations administered by taxing authorities in various jurisdictions. Our tax returns are generally subject to examination by taxing authorities and the relevant taxing authorities may disagree with our determinations as to the value of assets sold or acquired or income and expenses attributable to specific jurisdictions or transactions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. For example, in April 2015, SKAT issued a letter of intent in contemplation of adjusting the value of the reported asset transfer by Zendesk Denmark to Zendesk’s U.S. entity in April 2009. We submitted a written rebuttal to SKAT’s proposal in August 2015. In March 2016, we received an assessment from SKAT indicating that SKAT believes the value of the transferred assets to be $5.4 million. SKAT’s assessment would give rise to a potential payment of $1.9 million, including income tax and interest. We disagree with SKAT’s findings and will continue to contest this assessment with the Danish tax authorities. We believe that the ultimate outcome of this matter will not have a material impact on our consolidated financial condition.
If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2016, we had recorded a total of $44.6 million and $11.3 million of goodwill and intangible assets related to our acquisitions of WAC and Zopim, respectively. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
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
Exposure to United Kingdom political developments, including the outcome of the United Kingdom referendum on membership in the European Union, could have a material adverse effect on us.
On June 23, 2016, a referendum was held on the United Kingdom's membership in the European Union, the outcome of which was a vote in favor of leaving the European Union. The United Kingdom's vote to leave the European Union creates an uncertain political and economic environment in the United Kingdom and potentially across other European Union member states, which may last for a number of months or years.
The result of the referendum means that the long-term nature of the United Kingdom's relationship with the European Union is unclear and that there is considerable uncertainty as to when any such relationship will be agreed and implemented. In the interim, there is a risk of instability for both the United Kingdom and the European Union, which could adversely affect our results, financial condition and prospects.
The political and economic instability created by the United Kingdom's vote to leave the European Union has caused and may continue to cause significant volatility in global financial markets and the value of the British Pound Sterling currency or other currencies, including the Euro. Depending on the terms reached regarding any exit from the European Union, it is possible that there may be adverse practical and/or operational implications on our business.
The outcome of the referendum has also created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact the pending European General Data Protection Regulation, and how data transfers to and from the United Kingdom will be regulated.
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
The trading price of our common stock has been, and may continue to be, volatile and could fluctuate widely regardless of our operating performance. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•
failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates and publication of other news by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	ratings changes by any securities analysts who follow our company;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

•	developments or disputes concerning our intellectual property or our products, or third-party proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws, or regulations applicable to our business;

•	any major change in our board of directors or management;

•	sales of shares of our common stock by us or our stockholders;

•	lawsuits threatened or filed against us; and

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events.
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
As of June 30, 2016 our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 29.7% of our outstanding common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to exert significant influence in matters requiring stockholder approval. For example, these stockholders may be able to exert significant influence in elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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

•
authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•	specify that special meetings of our stockholders can be called only by our board of directors, the Chair of our board of directors, or our Chief Executive Officer;

•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

•	establish that our board of directors is divided into three classes, Class I, Class II, and Class III, with each class serving three-year staggered terms;

•	prohibit cumulative voting in the election of directors;

•	provide that our directors may be removed only for cause;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and

•
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

Zendesk, Inc.
Date: August 4, 2016	By:	/s/ Elena Gomez
Elena Gomez
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT
INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1*	Amended and Restated Executive Incentive Bonus Plan.	8-K	001-36456	10.1	February 11, 2015
10.2*	Zendesk, Inc. Change in Control Acceleration Plan.	8-K	001-36456	10.1	May 15, 2015
10.3*	Forms of Indemnification Agreement.	S-1	333-195176	10.1	April 10, 2014
10.4*	Amended and Restated Non-Employee Director Compensation Policy.	8-K	001-36456	10.4	May 3, 2016
10.5*	Form of Inducement Option Agreement.	8-K	001-36456	10.1	May 6, 2016
10.6*	Form of Inducement RSU Agreement.	8-K	001-36456	10.2	May 6, 2016
10.7	Lease dated June 22, 2016 by and between Zendesk, Inc. and 1035 Market Street, LLC	8-K	001-36456	10.1	June 27, 2016
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1**	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
________________

*	Indicates management contract or compensatory plan, contract, or agreement.

**
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.