Form 10-Q
period 2016-09-30
Zendesk, Inc.
filed 2016-11-03
CIK 1463172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2016 there were 95,338,742 shares of the registrant’s common stock outstanding.

ZENDESK, INC.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ZENDESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and shares)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$77,589	$216,226
Marketable securities	133,758	29,414
Accounts receivable, net of allowance for doubtful accounts of $1,213 and $763 as of September 30, 2016 and December 31, 2015, respectively	37,645	26,168
Prepaid expenses and other current assets	19,437	11,423
Total current assets	268,429	283,231
Marketable securities, noncurrent	71,139	22,336
Property and equipment, net	57,507	56,540
Goodwill and intangible assets, net	54,848	57,050
Other assets	4,504	3,529
Total assets	$456,427	$422,686
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,491	$9,332
Accrued liabilities	12,839	9,742
Accrued compensation and related benefits	17,929	14,115
Deferred revenue	110,174	84,210
Total current liabilities	146,433	117,399
Deferred revenue, noncurrent	1,538	1,405
Other liabilities	9,922	10,592
Total liabilities	157,893	129,396
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock	—	—
Common stock	953	905
Additional paid-in capital	595,135	511,183
Accumulated other comprehensive loss	(1,730)	(2,225)
Accumulated deficit	(295,172)	(215,921)
Treasury stock at cost (0.5 million shares as of September 30, 2016 and December 31, 2015)	(652)	(652)
Total stockholders’ equity	298,534	293,290
Total liabilities and stockholders’ equity	$456,427	$422,686
See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$80,717	$55,661	$223,376	$146,122
Cost of revenue (1)	23,866	17,039	68,318	47,491
Gross profit	56,851	38,622	155,058	98,631
Operating expenses (1)
Research and development	22,953	16,031	66,683	43,517
Sales and marketing	43,899	29,079	119,421	79,725
General and administrative	16,212	12,319	48,149	33,982
Total operating expenses	83,064	57,429	234,253	157,224
Operating loss	(26,213)	(18,807)	(79,195)	(58,593)
Other income (expense), net	681	145	745	(428)
Loss before provision for income taxes	(25,532)	(18,662)	(78,450)	(59,021)
Provision for income taxes	294	262	800	554
Net loss	$(25,826)	$(18,924)	$(79,250)	$(59,575)
Net loss per share, basic and diluted	$(0.27)	$(0.22)	$(0.86)	$(0.71)
Weighted-average shares used to compute net loss per share, basic and diluted	94,085	87,777	92,274	83,536
(1) Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$1,919	$1,131	$5,355	$3,136
Research and development	7,172	4,974	20,548	13,484
Sales and marketing	6,657	3,786	17,780	10,154
General and administrative	4,247	3,551	12,654	10,283

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(25,826)	$(18,924)	$(79,250)	$(59,575)
Other comprehensive gain (loss), before tax:
Net change in unrealized gain (loss) on available-for-sale investments	(35)	39	80	70
Foreign currency translation gain (loss)	(227)	(781)	570	(1,019)
Net change in unrealized gain (loss) on derivative instruments	416	(101)	139	(101)
Other comprehensive gain (loss), before tax	154	(843)	789	(1,050)
Tax effect	(61)	—	(295)	—
Other comprehensive gain (loss), net of tax	93	(843)	494	(1,050)
Comprehensive loss	$(25,733)	$(19,767)	$(78,756)	$(60,625)

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(79,250)	$(59,575)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,000	13,672
Share-based compensation	56,337	37,057
Other	1,219	525
Excess tax benefit from share-based award activity	(133)	(124)
Changes in operating assets and liabilities:
Accounts receivable	(11,782)	(13,082)
Prepaid expenses and other current assets	(7,401)	(4,161)
Other assets and liabilities	(1,829)	(1,622)
Accounts payable	(2,220)	(1,919)
Accrued liabilities	2,645	2,261
Accrued compensation and related benefits	812	(2,355)
Deferred revenue	25,596	24,372
Net cash provided by (used in) operating activities	3,994	(4,951)
Cash flows from investing activities
Purchases of property and equipment	(12,494)	(14,231)
Internal-use software development costs	(4,313)	(3,548)
Purchases of marketable securities	(216,640)	(56,991)
Proceeds from maturities of marketable securities	23,971	30,425
Proceeds from sale of marketable securities	39,244	29,650
Cash paid for the acquisition of Zopim, net of cash acquired	—	(1,099)
Net cash used in investing activities	(170,232)	(15,794)
Cash flows from financing activities
Proceeds from follow-on public offering, net of issuance costs	—	190,110
Proceeds from exercise of employee stock options	19,886	5,773
Taxes paid related to net share settlement of equity awards	(626)	(481)
Proceeds from employee stock purchase plan	8,704	7,243
Excess tax benefit from share-based award activity	133	124
Principal payments on debt	(323)	(6,952)
Principal payments on capital lease obligations	—	(10)
Net cash provided by financing activities	27,774	195,807
Effect of exchange rate changes on cash and cash equivalents	(173)	59
Net increase (decrease) in cash and cash equivalents	(138,637)	175,121
Cash and cash equivalents at beginning of period	216,226	80,265
Cash and cash equivalents at end of period	$77,589	$255,386
Supplemental cash flow data:
Cash paid for interest and income taxes	$968	$710
Non-cash investing and financing activities:
Balance of property and equipment in accounts payable and accrued expenses	$2,466	$4,250
Share-based compensation capitalized in internal-use software development costs	$1,761	$1,674
Vesting of early exercised stock options	$509	$815
Property and equipment acquired through tenant improvement allowances	$64	$174
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
In October 2015, we completed the acquisition of We Are Cloud SAS, or WAC, the maker of BIME Analytics software. With the acquisition, we added technology that we anticipate will allow our customers to understand the ever-increasing diversity of data about their end customers. Over time, we expect this analytics software to become a core technology within our customer service platform, enabling us to further integrate data analytics capabilities across our products. We also continue to sell our analytics software on a standalone basis.
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
Concentrations of Risk
As of September 30, 2016, no customers represented 10% or greater of our total accounts receivable balance. There were no customers that individually exceeded 10% of our revenue during the three and nine months ended September 30, 2016 or 2015.
Recently Issued and Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or the FASB, issued new revenue guidance that provides principles for recognizing revenue to which an entity expects to be entitled for the transfer of promised goods or services to customers. In August 2015, the FASB deferred the effective date of adoption by one year. As currently issued and amended, the new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, though early adoption is permitted for annual reporting periods beginning after December 15, 2016. The amendment may be applied retrospectively to each prior period presented, or with the cumulative effect recognized as of the date of initial adoption. We have not yet selected a transition method and continue to evaluate the effect of the standard on our consolidated financial statements, including revenue and commissions.
In February 2016, the FASB issued Accounting Standards Update, or ASU, 2016-2 regarding Accounting Standards Codification, or ASC, Topic 842 "Leases." This new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. The new guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the effect of this standard on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-9 regarding ASC Topic 718 "Compensation - Stock Compensation." This amendment changes certain aspects of accounting for share-based compensation to employees, including the recognition of income tax effects of awards when the awards vest or are settled, requirements on net share settlement to cover tax withholding, and accounting for forfeitures. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. We do not expect the adoption of this standard to have a significant effect on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, regarding ASC Topic 230 "Statement of Cash Flows." This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. We do not expect the adoption of this standard to have a significant effect on our consolidated financial statements.
Note 2. Business Combination
On October 13, 2015, we completed the acquisition of WAC, the maker of BIME Analytics software. We acquired 100 percent of the outstanding shares of WAC in exchange for purchase consideration of $46.4 million in cash, including working capital adjustments. As partial security for standard indemnification obligations, $7.0 million of the consideration will be held in escrow for a period of up to 18 months, with a portion released 12 months following the closing of the acquisition. We incurred transaction costs of $1.0 million in connection with the acquisition. The transaction costs were expensed as incurred and recognized within general and administrative expenses.

As of September 30, 2016, we finalized our purchase accounting for the acquisition. The total purchase price was allocated to the assets acquired and liabilities assumed as set forth below (in thousands). The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill generated from the acquisition is primarily attributable to expected synergies, including cost savings from integrating the analytics technology with our customer service platform and the opportunity to sell the analytics software alongside our existing products. Goodwill is not expected to be deductible for income tax purposes. Goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present.

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
Note 3. Financial Instruments
Investments
The following tables present information about our cash equivalents and marketable securities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurement at September 30, 2016
	Level 1	Level 2	Total
Description
Corporate bonds	$—	$118,443	$118,443
Asset-backed securities	—	28,458	28,458
U.S. treasury securities	—	28,256	28,256
Commercial paper	—	19,239	19,239
Agency securities	—	10,501	10,501
Money market funds	4,841	—	4,841
Total	$4,841	$204,897	$209,738
Included in cash and cash equivalents			$4,841
Included in marketable securities			$204,897

	Fair Value Measurement at December 31, 2015
	Level 1	Level 2	Total
Description
Corporate bonds	$—	$31,761	$31,761
Money market funds	21,338	—	21,338
Asset-backed securities	—	7,998	7,998
Commercial paper	—	5,992	5,992
U.S. treasury securities	—	4,001	4,001
Agency securities	—	1,998	1,998
Total	$21,338	$51,750	$73,088
Included in cash and cash equivalents			$21,338
Included in marketable securities			$51,750

As of September 30, 2016 and December 31, 2015, there were no securities within Level 3 of the fair value hierarchy. There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2016. Gross unrealized gains and losses for cash equivalents and marketable securities as of September 30, 2016 and December 31, 2015 were not material. As of September 30, 2016 and December 31, 2015, there were no securities that were in an unrealized loss position for more than 12 months.
The following table classifies our marketable securities by contractual maturity as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Due in one year or less	$133,758	$29,414
Due after one year	71,139	22,336
Total	$204,897	$51,750

For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
Derivative Instruments and Hedging
Our foreign currency exposures typically arise from foreign operations and sales in foreign currencies for subscriptions to our customer service platform. In September 2015, we implemented a hedging program to mitigate the impact of foreign currency fluctuations on our future cash flows and earnings. We enter into foreign currency forward contracts with certain financial institutions and designate those contracts as cash flow hedges. Our foreign currency forward contracts generally have maturities of 15 months or less. As of September 30, 2016, the balance of accumulated other comprehensive loss included an unrealized loss of $0.6 million related to the effective portion of changes in the fair value of foreign currency forward contracts designated as cash flow hedges. We expect to reclassify $0.4 million from accumulated other comprehensive loss into earnings over the next 12 months associated with our cash flow hedges.
The following tables present information about derivative instruments on our consolidated balance sheets as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$1,215	Accrued liabilities	$1,688
Foreign currency forward contracts	Other assets	79	Other liabilities	330
Total		$1,294		$2,018

	December 31, 2015
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$408	Accrued liabilities	$1,081
Total		$408		$1,081

Our foreign currency forward contracts had a total notional value of $88.5 million and $60.8 million as of September 30, 2016 and December 31, 2015, respectively. We have a master netting agreement with certain counterparties, which permits net settlement of multiple, separate derivative contracts with a single payment. We have elected to present our derivative instruments on a gross basis in our consolidated financial statements. We may also be required to exchange cash collateral with certain of our counterparties on a regular basis. We have not exchanged cash collateral with any counterparties as of September 30, 2016 and December 31, 2015, respectively.

The following table presents information about our derivative instruments on the statement of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

		Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
Hedging Instrument	Location of Loss Reclassified into Earnings	Gain Recognized in AOCI	Loss Reclassified from AOCI into Earnings	Loss Recognized in AOCI	Loss Reclassified from AOCI into Earnings
Foreign currency forward contracts	Revenue, cost of revenue, operating expenses	$207	$(209)	$(218)	$(357)
Total		$207	$(209)	$(218)	$(357)

		Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
Hedging Instrument	Location of Gain (Loss) Reclassified into Earnings	Loss Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Earnings	Loss Recognized in AOCI	Gain(Loss) Reclassified from AOCI into Earnings
Foreign currency forward contracts	Revenue, cost of revenue, operating expenses	$(101)	$—	$(101)	$—
Total		$(101)	$—	$(101)	$—
All derivatives have been designated as hedging instruments. Amounts recognized in earnings related to excluded time value and hedge ineffectiveness for the three and nine months ended September 30, 2016 were not material.
Note 4. Property and Equipment
Property and equipment, net consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Hosting equipment	$31,514	$26,920
Capitalized internal-use software	25,277	22,418
Leasehold improvements	23,167	19,577
Computer equipment and software	10,735	7,682
Furniture and fixtures	6,988	5,739
Construction in progress	5,937	4,157
Total	103,618	86,493
Less: accumulated depreciation and amortization	(46,111)	(29,953)
Property and equipment, net	$57,507	$56,540

Depreciation expense was $4.1 million and $2.8 million for the three months ended September 30, 2016 and 2015, respectively, and $11.8 million and $7.7 million for the nine months ended September 30, 2016 and 2015, respectively.

Amortization expense of capitalized internal-use software totaled $1.8 million and $1.6 million for the three months ended September 30, 2016 and 2015, respectively, and $5.2 million and $4.6 million for the nine months ended September 30, 2016 and 2015, respectively. The carrying value of capitalized internal-use software at September 30, 2016 and December 31, 2015 was $15.0 million and $14.1 million, respectively, including $4.1 million and $1.5 million in construction in progress, respectively.
Note 5. Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2016 are as follows (in thousands):

Balance as of December 31, 2015	$45,346
Goodwill adjustments	166
Foreign currency translation adjustments	359
Balance as of September 30, 2016	$45,871

Acquired intangible assets subject to amortization as of September 30, 2016 and December 31, 2015 consist of the following (in thousands):

	As of September 30, 2016
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustments	Net	Remaining Useful Life
					(In years)
Developed technology	$14,000	$(5,717)	$(135)	$8,148	3.1
Customer relationships	1,800	(934)	(38)	828	2.4
	$15,800	$(6,651)	$(173)	$8,976

	As of December 31, 2015
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustments	Net	Remaining Useful Life
					(In years)
Developed technology	$14,000	$(3,133)	$(279)	$10,587	3.7
Customer relationships	1,800	(606)	(78)	1,117	3.1
	$15,800	$(3,739)	$(357)	$11,704

Amortization expense of purchased intangible assets for the three months ended September 30, 2016 and 2015 was $1.0 million and $0.4 million, respectively, and $2.9 million and $1.4 million for the nine months ended September 30, 2016 and 2015, respectively.
Estimated future amortization expense as of September 30, 2016 is as follows (in thousands):

Remainder of 2016	$936
2017	3,330
2018	2,131
2019	2,067
2020	512
$8,976

Note 6. Credit Facility
Until its termination in June 2015, we had a credit facility with Silicon Valley Bank consisting of a $20.0 million revolving line of credit and a $10.0 million equipment line of credit. The revolving line of credit bore interest at the prime rate plus 2.0% per annum prior to our initial public offering, or IPO, in May 2014 and was reduced to the prime rate upon the consummation of our IPO. Borrowings on the equipment line of credit bore interest of 2.5% per annum. In June 2014, we repaid all outstanding principal and accrued interest under the revolving line of credit. In June 2015, we repaid all outstanding principal and interest under the equipment line of credit and terminated the Silicon Valley Bank credit facility.

Note 7. Commitments and Contingencies
Leases
We lease office space under noncancelable operating leases with various expiration dates. Certain of the office space lease agreements contain rent holidays or rent escalation provisions. Rent holiday and rent escalation provisions are considered in determining the straight-line expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Rent expense was $2.6 million and $2.0 million for the three months ended September 30, 2016 and 2015, respectively, and $7.2 million and $5.4 million for the nine months ended September 30, 2016 and 2015, respectively.

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
Certain of our product offerings include service-level agreements warranting defined levels of uptime reliability and performance and permitting those customers to receive credits for future services in the event that we fail to meet those levels. To date, we have not accrued for any significant liabilities in the accompanying condensed consolidated financial statements as a result of these service-level agreements.
Note 8. Common Stock and Stockholders’ Equity
Common Stock
As of each of September 30, 2016 and December 31, 2015, there were 400 million shares authorized for issuance with a par value of $0.01 per share.  There were 95.4 million and 90.9 million shares of common stock issued and 94.9 million and 90.3 million shares outstanding as of September 30, 2016 and December 31, 2015, respectively. Included within the number of shares issued and outstanding were 0.1 million and 0.3 million shares of common stock subject to repurchase, as of September 30, 2016 and December 31, 2015, respectively.

Preferred Stock

As of each of September 30, 2016 and December 31, 2015, 10.0 million shares of preferred stock were authorized for issuance with a par value of $0.01 per share and no shares of preferred stock were issued or outstanding.
Employee Equity Plans
Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan, or ESPP, eligible employees are granted options to purchase shares of our common stock through payroll deductions. The ESPP provides for eighteen-month offering periods, which include three six-month purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of an offering period or the fair market value of our common stock at the end of the purchase period. For the three and nine months ended September 30, 2016, 0.3 million shares of common stock were purchased under the ESPP. Pursuant to the terms of the ESPP, the number of shares reserved under the ESPP increased by 0.9 million shares on January 1, 2016. As of September 30, 2016, 3.5 million shares of common stock were available for issuance under the ESPP.
Stock Option and Incentive Plans
Our board of directors adopted the 2009 Stock Option and Grant Plan, or the 2009 Plan, in July 2009. The 2009 Plan was terminated in connection with our IPO in May 2014, and accordingly, no shares are available for issuance under this plan. The 2009 Plan continues to govern outstanding awards granted thereunder.
Our 2014 Stock Option and Incentive Plan, or the 2014 Plan, serves as the successor to our 2009 Plan. Pursuant to the terms of the 2014 Plan, the number of shares reserved for issuance under the 2014 Plan increased by 4.5 million shares on January 1, 2016. As of September 30, 2016, we had 5.8 million shares of common stock available for future grants under the 2014 Plan.
On May 6, 2016, the compensation committee of our board of directors granted equity awards representing 1.2 million shares. These awards were granted outside of the 2014 Plan pursuant to an exemption provided for “employment inducement awards” within the meaning of Section 303A.08 of the New York Stock Exchange Listed Manual and accordingly do not require approval from our stockholders.
The following table summarizes our stock option and RSU award activities for the nine months ended September 30, 2016 (in thousands, except per share information):

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Outstanding RSUs	Weighted Average Grant Date Fair Value
				(In years)
Outstanding — January 1, 2016	4,323	10,778	$11.94	7.96	$156,262	6,417	$19.54
Increase in authorized shares	5,716
Stock options granted	(1,363)	1,363	23.82
RSUs granted	(3,719)					3,719	20.41
Stock options exercised		(2,275)	8.75
RSUs vested						(2,080)	18.42
Unvested shares repurchased	38
Stock options forfeited or canceled	334	(334)	16.70
RSUs forfeited or cancelled	491					(491)	20.42
Outstanding — September 30, 2016	5,820	9,532	$14.23	7.69	$157,057	7,565	$20.22

Aggregate intrinsic value for options outstanding represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on the New York Stock Exchange as of September 30, 2016 was $30.71.
As of September 30, 2016, we had a total of $188.9 million in future share-based compensation expense related to all equity awards, net of estimated forfeitures, to be recognized over a weighted average period of 2.8 years.
Early Exercise of Stock Options and Purchase of Unvested Stock Awards
Certain of our stock options permit early exercise. Common stock purchased pursuant to an early exercise of stock options or unvested stock awards is not deemed to be outstanding for financial reporting purposes until those shares vest. Therefore, cash received in exchange for unvested shares is recorded as a liability and is transferred into common stock and additional paid-in capital as the shares vest. Upon termination of service, we may, at our discretion, repurchase unvested shares acquired through early exercise of stock options or purchase of unvested stock awards at a price equal to the price per share paid upon the exercise of such options or the purchase of such unvested stock awards. As of September 30, 2016 and December 31, 2015, there were 0.1 million and 0.3 million shares, respectively, outstanding as a result of the early exercise of stock options and purchase of unvested stock awards by our employees and directors that were classified as accrued liabilities for an aggregated amount of $0.5 million and $1.0 million, respectively.

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
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(25,826)	$(18,924)	$(79,250)	$(59,575)
Weighted-average shares used to compute basic and diluted net loss per share	94,085	87,777	92,274	83,536
Net loss per share, basic and diluted	$(0.27)	$(0.22)	$(0.86)	$(0.71)

The anti-dilutive securities excluded from the shares used to calculate the diluted net loss per share are as follows (in thousands):

	As of September 30,
	2016	2015
Shares subject to outstanding common stock options and employee stock purchase plan	9,753	12,067
Restricted stock units	7,565	5,217
	17,318	17,284

Note 10. Income Taxes
The effective tax rates for the three and nine months ended September 30, 2016 and 2015 were less than 2%.  The effective tax rates differ from the statutory rate primarily as a result of not recognizing a deferred tax asset for U.S. losses due to having a full valuation allowance against U.S. deferred tax assets.
In April 2009, Zendesk’s entity in Denmark, or Zendesk Denmark, transferred certain assets to Zendesk’s U.S. entity. In April 2015, the Danish Tax Authority, or SKAT, issued a letter of intent in contemplation of adjusting the value of the reported asset transfer. We submitted a written rebuttal to SKAT’s proposal in August 2015. In March 2016, we received an assessment from SKAT that gave rise to a potential payment of $1.9 million, including income tax and interest. We further contested the assessment and reached a settlement with SKAT. In September 2016, we paid the amount due of $0.9 million, including income tax and interest, and released the associated reserve for the uncertain tax position.
Note 11. Geographic Information
Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.
Revenue
The following table presents our revenue by geographic area, as determined based on the billing address of our customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	$43,587	$31,388	$121,222	$81,094
EMEA	22,601	15,397	62,208	41,434
Other	14,529	8,876	39,946	23,594
Total	$80,717	$55,661	$223,376	$146,122

Long-Lived Assets
The following table presents our long-lived assets by geographic area (in thousands):

	As of September 30, 2016	As of December 31, 2015
United States	$24,637	$26,696
EMEA	10,420	10,351
APAC	7,460	5,332
Total	$42,517	$42,379

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
Our business model is designed to drive organic growth, leverage positive word-of-mouth, and remove friction from the evaluation and purchasing process. We offer a range of subscription account plans for our customer service platform, live chat software and analytics software that vary in price based on functionality, type and, for our customer service platform and live chat software, the amount of product support we offer. We also offer a range of additional features that customers can purchase and add to their subscriptions.
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
In October 2015, we completed the acquisition of WAC, the maker of BIME Analytics software. With the acquisition, we added technology that we anticipate will allow our customers to understand the ever-increasing diversity of data about their end customers. Over time, we expect this analytics software to become a core technology within our customer service platform, enabling us to further integrate data analytics capabilities across our products. We also continue to sell our analytics software on a standalone basis.
For the three months ended September 30, 2016 and 2015, our revenue was $80.7 million and $55.7 million, respectively, representing a 45% growth rate. For the nine months ended September 30, 2016 and 2015, our revenue was $223.4 million and $146.1 million, respectively, representing a 53% growth rate. For the three months ended September 30, 2016 and 2015, we derived $37.1 million, or 46%, and $24.3 million, or 44%, respectively, of our revenue from customers located outside of the United States. For the nine months ended September 30, 2016 and 2015, we derived $102.2 million, or 46%, and $65.0 million, or 44%, respectively, of our revenue from customers located outside of the United States. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. For the three months ended September 30, 2016 and 2015, we generated net losses of $25.8 million and $18.9 million, respectively. For the nine months ended September 30, 2016 and 2015, we generated net losses of $79.3 million and $59.6 million, respectively. We intend to invest aggressively to drive continued growth and market leadership.
The growth of our business and our future success depend on many factors, including our ability to continue to innovate, maintain our leadership in the small and medium-sized business, or SMB, market, expand our customer base, and increase our global customer footprint. While these areas represent significant opportunities for us, we also face significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. We anticipate that we will continue to expand our operations and headcount in the near term. The expected addition of new personnel and the expenditures that we anticipate will be necessary to manage our anticipated growth, including expenditures relating to hosting capacity, leasehold improvements and related fixed assets, will make it more difficult for us to achieve profitability. Many of these investments will occur in advance of us experiencing any direct benefit and will make it difficult to determine if we are allocating our resources efficiently.

We have focused on rapidly growing our business and plan to continue to invest for long-term growth. To support our growth, we expect to continue to develop our hosting capabilities through investments in our self-managed colocation data centers and incur expenditures for third-party managed hosting services. The amount and timing of these disbursements will vary based on our estimates of projected growth and planned use of hosting resources. Over time, we anticipate that we will continue to gain economies of scale by efficiently utilizing our hosting and personnel resources to support the growth in our number of customers. We also expect to continue to grow our customer support organization, including expanding our product support and professional services teams. As a result, we expect our gross margin to improve in the future, although our gross margin may fluctuate from period to period as our revenue fluctuates and as a result of the timing and amount of investments to expand our product support team, investments in additional personnel, equipment, services, and facilities to support our platform architecture, increased share-based compensation expense, as well as amortization costs associated with acquired intangible assets and capitalized internal-use software.
We expect our operating expenses to continue to increase in absolute dollars in future periods. We have invested, and expect to continue to invest, in our software development efforts to introduce new products, broaden the functionality of our customer service platform, our live chat software, and our analytics software, and to further integrate these products and services. We plan to continue to expand our sales and marketing organizations, particularly in connection with our efforts to expand our customer base. We also expect to continue to incur additional general and administrative costs in order to support the growth of our business and the infrastructure required to comply with our obligations as a public company.
Key Business Metrics
We review a number of operating metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
Number of Paid Customer Accounts. We believe that our ability to increase our number of paid accounts on our customer service platform and live chat software is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. We define the number of paid customer accounts as the sum of the number of accounts on our customer service platform, exclusive of our legacy Starter plan, free trials or other free services, and the number of accounts using our live chat software, exclusive of free trials or other free services, each as of the end of the period and as identified by a unique account identifier. Use of our customer service platform and live chat software requires separate subscriptions, and each of these accounts are treated as a separate paid customer account. Existing customers may also expand their utilization of our customer service platform or live chat software by adding new accounts, and a single consolidated organization or customer may have multiple accounts across each of our customer service platform and live chat software to service separate subsidiaries, divisions, or work processes. Each of these accounts is also treated as a separate paid customer account. An increase in the number of paid customer accounts generally correlates to an increase in the number of authorized agents licensed to use our platform, which directly affects our revenue and results of operations. We view growth in this metric as a measure of our success in converting new sales opportunities. We do not currently incorporate accounts using our analytics software into the determination of the number of paid customer accounts. We had approximately 87,400 paid customer accounts as of September 30, 2016, including approximately 47,400 paid customer accounts on our customer service platform and approximately 40,000 paid customer accounts using our live chat software. As the total number of paid customer accounts increases, we expect the rate of growth in the number of paid customer accounts to decline.
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
Dollar-Based Net Expansion Rate. Our ability to generate revenue is dependent upon our ability to maintain our relationships with our customers and to increase their utilization of our customer service platform and live chat software. We believe we can achieve this by focusing on delivering value and functionality that retains our existing customers, expands the number of authorized agents associated with an existing paid customer account on our customer service platform or live chat software, and results in upgrades to higher-priced subscription plans and the purchase of additional features on our customer service platform, such as voice subscriptions. Maintaining customer relationships allows us to sustain and increase revenue to the extent customers maintain or increase the number of authorized agents licensed to use our customer service platform and live chat software. We assess our performance in this area by measuring our dollar-based net expansion rate. Starting in the quarter ended March 31, 2016, we began incorporating operating metrics associated with our live chat software into our dollar-based net expansion rate. Our dollar-based net expansion rate provides a measurement of our ability to increase revenue across our existing customer base through expansion of authorized agents associated with a paid customer account on our customer service platform and live chat software, and upgrades in subscription plans, as offset by churn, contraction in authorized agents associated with a paid customer account on our customer service platform and live chat software, and downgrades in subscription plans. We do not currently incorporate operating metrics associated with our analytics software into our measurement of dollar-based net expansion rate.
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
We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate monthly recurring revenue of the paid customer accounts on our customer service platform and live chat software as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate monthly recurring revenue of the same customer base included in our measure of base revenue at the end of the annual period being measured. Our dollar-based net expansion rate is also adjusted to eliminate the effect of certain activities that we identify involving the transfer of agents between paid customer accounts, consolidation of customer accounts, or the split of a single paid customer account into multiple paid customer accounts. In addition, our dollar-based net expansion rate is adjusted to include paid customer accounts in the customer base used to determine retained revenue net of contraction and churn that share common corporate information with customers in the customer base that are used to determine our base revenue. Giving effect to this consolidation results in our dollar-based net expansion rate being calculated across approximately 74,300 customers, as compared to the approximately 87,400 total paid customer accounts as of September 30, 2016. To the extent that we can determine that the underlying customers do not share common corporate information, we do not aggregate paid customer accounts associated with reseller and other similar channel arrangements for the purposes of determining our dollar-based net expansion rate. While not material, we believe the failure to account for these activities would otherwise skew our dollar-based net expansion metrics associated with customers that maintain multiple paid customer accounts on our customer service platform or live chat software and paid customer accounts associated with reseller and other similar channel arrangements.
Our dollar-based net expansion rate was 114% as of September 30, 2016. We expect that, among other factors, our continued focus on adding paid customer accounts with significant monthly recurring revenue at the time of addition, the upcoming anniversaries of significant expansion transactions within certain customer accounts, and the growth in our aggregate monthly recurring revenue will result in an overall decline in our dollar-based net expansion rate over time, and in particular over the course of the next year.
Components of Results of Operations
Revenue
We derive substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on our customer service platform and, to a lesser extent, live chat and analytics software. Each subscription may have multiple authorized users, and we refer to each user as an “agent.” The number of agents ranges from one to thousands for various customer accounts. Our pricing is generally established on a per agent basis. We offer a range of subscription account plans for our customer service platform, live chat software and analytics software that vary in price based on functionality, type and, for our customer service platform and live chat software, the amount of product support we offer. We also offer a range of additional features that customers can purchase and add to their subscriptions. Certain arrangements provide for incremental fees above a fixed maximum number of monthly agents during the subscription term. We sell subscription services under contractual agreements that vary in length, ranging between one month and multiple years, with the majority of subscriptions having a term of either one month or one year.
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
Cost of Revenue, Gross Margin, and Operating Expenses
Cost of Revenue. Cost of revenue consists primarily of personnel costs (including salaries, share-based compensation, and benefits) for employees associated with our platform infrastructure, product support, and professional service organizations, and expenses for data center capacity, primarily including depreciation and hosting. Cost of revenue also includes amortization expense associated with capitalized internal-use software, payment processing fees, third-party license fees, amortization expense associated with acquired intangible assets, and allocated shared costs. We allocate shared costs such as facilities, shared information technology and security costs to all departments based on headcount. As such, allocated shared costs are reflected in cost of revenue and each operating expense category.
We currently operate out of four self-managed colocation data centers, in which we manage our own network equipment and systems, located in California, Virginia, Ireland, and Germany. In addition, we utilize third-party managed hosting facilities located in North America, Europe, and Asia to host our services, support our platform infrastructure, and support certain research and development functions. We currently intend to continue to operate our self-managed colocation data centers and incur expenditures for third-party managed hosting services over time to support our growth.
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
We expect to incur incremental costs associated with supporting the growth of our business, both in terms of size and geographic expansion, and the infrastructure required to be a public company. Such costs include increases in our finance, legal, and human resources personnel, additional legal, accounting, tax, and compliance related services fees, insurance costs, and costs of executing significant transactions, including business acquisitions, and other costs associated with being a public company. As a result, we expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future. However, we expect our general and administrative expenses to decrease modestly as a percentage of our revenue in the long-term, although this may fluctuate from period to period depending on fluctuations in revenue and the timing and extent of our general and administrative expenses.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income from marketable securities and foreign currency gains and losses, offset by interest expense associated with our credit facility (terminated in June 2015).
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. See Note 10 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$80,717	$55,661	$223,376	$146,122
Cost of revenue (1)	23,866	17,039	68,318	47,491
Gross profit	56,851	38,622	155,058	98,631
Operating expenses (1):
Research and development	22,953	16,031	66,683	43,517
Sales and marketing	43,899	29,079	119,421	79,725
General and administrative	16,212	12,319	48,149	33,982
Total operating expenses	83,064	57,429	234,253	157,224
Operating loss	(26,213)	(18,807)	(79,195)	(58,593)
Other income (expense), net	681	145	745	(428)
Loss before provision for income taxes	(25,532)	(18,662)	(78,450)	(59,021)
Provision for income taxes	294	262	800	554
Net loss	$(25,826)	$(18,924)	$(79,250)	$(59,575)
______________

(1) Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$1,919	$1,131	$5,355	$3,136
Research and development	7,172	4,974	20,548	13,484
Sales and marketing	6,657	3,786	17,780	10,154
General and administrative	4,247	3,551	12,654	10,283

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (2)	29.6	30.6	30.6	32.5
Gross profit	70.4	69.4	69.4	67.5
Operating expenses (2):
Research and development	28.4	28.8	29.9	29.8
Sales and marketing	54.4	52.2	53.5	54.6
General and administrative	20.1	22.1	21.6	23.3
Total operating expenses	102.9	103.2	105.0	107.6
Operating loss	(32.5)	(33.8)	(35.6)	(40.1)
Other income (expense), net	0.8	0.3	0.3	(0.3)
Loss before provision for income taxes	(31.7)	(33.5)	(35.3)	(40.4)
Provision for income taxes	0.4	0.5	0.4	0.4
Net loss	(32.1)%	(34.0)%	(35.7)%	(40.8)%
______________
(2) Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	2.4%	2.0%	2.4%	2.1%
Research and development	8.9	8.9	9.2	9.2
Sales and marketing	8.2	6.8	8.0	6.9
General and administrative	5.3	6.4	5.7	7.0
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands, except percentages)
Revenue	$80,717	$55,661	45%	$223,376	$146,122	53%
Revenue increased $25.1 million, or 45%, in the three months ended September 30, 2016 compared to the same period in 2015. Of the total increase in revenue, $11.2 million, or 45%, was attributable to revenue from new customer accounts acquired from October 1, 2015 through September 30, 2016, net of churn and contraction, and $13.9 million, or 55%, was attributable to revenue from accounts existing on or before September 30, 2015, net of churn and contraction. Revenue increased $77.3 million, or 53%, in the nine months ended September 30, 2016 compared to the same period in 2015 due to the addition of new customer accounts and the continued expansion of existing customer accounts.

Revenue from certain customer accounts that share common corporate information is treated as being generated from a single customer account. The acquisition date of customer accounts that share common corporate information is determined using the establishment date of the earliest customer account.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands, except percentages)
Cost of Revenue	$23,866	$17,039	40%	$68,318	$47,491	44%
Gross Margin	70.4%	69.4%		69.4%	67.5%
Cost of revenue increased $6.8 million, or 40%, and $20.8 million, or 44%, in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The overall increases were primarily due to increased employee compensation-related costs of $2.4 million and $8.6 million, driven by headcount growth, increased data center costs of $1.7 million and $4.0 million, and increased amortization expense from acquired intangible assets of $0.5 million and $1.5 million for the three and nine months ended September 30, 2016, respectively. The increase in data center costs was driven by increased depreciation expense from our investments in our self-managed colocation data centers and expenditures for third-party managed hosting services, and the increase in amortization expense from acquired intangible assets was related to our acquisition of WAC. Further contributing to the overall increases was an increase in allocated shared facilities and information technology costs of $0.8 million and $2.8 million for the three and nine months ended September 30, 2016, respectively.
Our gross margin increased by 1.0 and 1.9 percentage points in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The overall improvements were driven by decreases of 1.5 and 2.1 percentage points in employee compensation-related costs, amortization of capitalized internal-use software, and data center costs as a percentage of revenue for the three and nine months ended September 30, 2016, respectively. The overall improvements were partially offset by an increase of 0.4 percentage points in amortization expense from acquired intangible assets related to our acquisition of WAC for both the three and nine months ended September 30, 2016.
Operating Expenses
Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands, except percentages)
Research and Development	$22,953	$16,031	43%	$66,683	$43,517	53%
Research and development expenses increased $6.9 million, or 43%, and $23.2 million, or 53%, in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The overall increases were primarily due to an increase of $5.2 million and $17.8 million in employee compensation-related costs, driven by headcount growth, and an increase in allocated shared costs of $1.0 million and $3.1 million for the three and nine months ended September 30, 2016, respectively.
Sales and Marketing Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands, except percentages)
Sales and Marketing	$43,899	$29,079	51%	$119,421	$79,725	50%
Sales and marketing expenses increased $14.8 million, or 51%, and $39.7 million, or 50%, in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The overall increases were primarily due to increases of $8.4 million and $27.2 million in employee compensation-related costs, driven by headcount growth, and an increase in marketing program costs of $3.9 million and $5.2 million for the three and nine months ended September 30, 2016, respectively. The increases in marketing program costs were driven by brand awareness trade shows and advertising campaigns in 2016. Further contributing to the overall increases was an increase in allocated shared costs of $1.6 million and $4.3 million for the three and nine months ended September 30, 2016, respectively.
General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands, except percentages)
General and Administrative	$16,212	$12,319	32%	$48,149	$33,982	42%
General and administrative expenses increased $3.9 million, or 32%, and $14.2 million, or 42%, in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The overall increases were primarily due to increased employee compensation-related costs of $2.7 million and $8.8 million, driven by headcount growth, and increased professional and outside services costs of $0.6 million and $2.6 million for the three and nine months ended September 30, 2016, respectively. The overall increases were also driven by an increase in allocated shared costs of $0.1 million and $1.3 million for the three and nine months ended September 30, 2016, respectively.
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
Liquidity and Capital Resources
As of September 30, 2016, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $282.5 million, which were held for working capital purposes. Our cash equivalents and marketable securities are comprised of corporate bonds, commercial paper, U.S. treasury and agency securities, asset-backed securities, and money market funds.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash provided by (used in) operating activities	$3,994	$(4,951)
Cash used in investing activities	(170,232)	(15,794)
Cash provided by financing activities	27,774	195,807
To date, we have financed our operations primarily through equity, customer payments for subscription services, and borrowings under our credit facility (terminated in June 2015). We believe that our existing cash, cash equivalents, and marketable securities balance, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Our future capital requirements will depend on many factors, including growth in our customer accounts and continued customer expansion, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, ongoing investments in our platform infrastructure, the introduction of new and enhanced products, features and functionality, and building out our leased office facilities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.
In October 2015, we completed the acquisition of WAC. We acquired 100 percent of the outstanding shares of WAC in exchange for purchase consideration of $46.4 million in cash, including working capital adjustments. As partial security for standard indemnification obligations, $7.0 million of the consideration was placed into escrow for a period of up to 18 months, a portion of which was released 12 months following the closing of the acquisition. In connection with the acquisition of WAC, we also entered into retention arrangements pursuant to which we issued restricted stock unit awards for an aggregate of approximately 0.5 million shares of our common stock, subject to vesting based on continued employment.
Operating Activities
Our largest source of operating cash inflows is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing programs, and leased facilities.
Net cash provided by operating activities in the nine months ended September 30, 2016 was $4.0 million, reflecting our net loss of $79.3 million, adjusted by non-cash charges including share-based compensation expense of $56.3 million, depreciation and amortization of $20.0 million, and net changes in our working capital of $5.8 million. The changes in our working capital were primarily attributable to an increase in deferred revenue of $25.6 million due to the growth in sales of our subscription services and the timing of customer billings, and an increase in accrued liabilities, including accrued compensation of $3.5 million due to timing of payments. These sources of cash flow were offset by an increase in accounts receivable of $11.8 million due to the growth of our business and the timing of customer billings and collections. Other uses of cash included an increase in prepaid expenses and other current assets of $7.4 million.
Net cash used in operating activities in the nine months ended September 30, 2015 was $5.0 million, reflecting our net loss of $59.6 million, adjusted by non-cash charges including share-based compensation expense of $37.1 million, depreciation and amortization of $13.7 million, and net changes in our working capital of $3.5 million. The changes in our working capital were primarily attributable to an increase in deferred revenue of $24.4 million, partially offset by an increase of $13.1 million in accounts receivable, both due to the growth of our business and timing of customer billings. Further offsetting the source of cash was an increase of $4.2 million in prepaid expenses and other current assets, and a decrease of $2.4 million in accrued compensation and related benefits mainly due to a one-time payment made in the three months ended March 31, 2015 to our U.S. salaried employees for accrued paid time-off as we changed our paid-time-off policy, as well as the payout of retention bonuses pursuant to the retention plan established in connection with the acquisition of Zopim Technologies Pte Ltd., or Zopim. Other uses of cash included an increase of $1.6 million in other assets and liabilities primarily due to a deposit made on facility leases.
Investing Activities
Net cash used in investing activities in the nine months ended September 30, 2016 of $170.2 million was primarily attributable to purchases of marketable securities of $153.4 million, net of sales and maturities, purchases of property and equipment of $12.5 million primarily associated with newly leased office facilities and hosting equipment to maintain our self-

managed colocation data centers, and capitalized internal-use software costs of $4.3 million related to the development of additional features and functionality of our platform.
Net cash used in investing activities in the nine months ended September 30, 2015 of $15.8 million was primarily attributable to purchases of property and equipment of $14.2 million mainly associated with our hosting equipment to build out our self-managed colocation data centers, capitalized internal-use software costs of $3.5 million associated with the development of additional features and functionality of our platform, and a payment of $1.1 million in purchase consideration held back in connection with our acquisition of Zopim. The use of cash in investing activities was partially offset by the proceeds received from the sales and maturities of marketable securities of $3.1 million, net of purchases.
Financing Activities
Net cash provided by financing activities in the nine months ended September 30, 2016 of $27.8 million was primarily attributable to proceeds from the exercise of employee stock options of $19.9 million and proceeds from our employee stock purchase plan of $8.7 million.
Net cash provided by financing activities in the nine months ended September 30, 2015 of $195.8 million was primarily attributable to proceeds from our follow-on public offering, net of issuance costs, of $190.1 million, proceeds from the exercise of employee stock options of $5.8 million, and proceeds from our employee stock purchase plan of $7.2 million, partially offset by repayment of the outstanding balance under our credit facility of $7.0 million.
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
In April 2009, Zendesk’s entity in Denmark (“Zendesk Denmark”) transferred certain assets to Zendesk’s U.S. entity. In April 2015, the Danish Tax Authority (“SKAT”) issued a letter of intent in contemplation of adjusting the value of the reported asset transfer. We submitted a written rebuttal to SKAT’s proposal in August 2015. In March 2016, we received an assessment from SKAT that gave rise to a potential payment of $1.9 million, including income tax and interest. We further contested the assessment and reached a settlement with SKAT. In September 2016, we paid the amount due of $0.9 million, including income tax and interest, and released the associated reserve for the uncertain tax position.
There have been no other significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2016 as compared to the critical accounting policies and estimates disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K filed with the SEC on February 26, 2016.
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

Off-Balance Sheet Arrangements
Through September 30, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rate Risk
We conduct transactions in foreign currencies, primarily the British Pound Sterling, Euro, Australian Dollar, Danish Krone, Singapore Dollar, Japanese Yen, Philippine peso, and Brazilian Real. While we primarily transact with customers in the U.S. dollar, we also transact in foreign currencies for subscriptions to our customer service platform and analytics software and expect to continue to expand the number of customers that are billed in foreign currencies. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. dollar for all international subsidiaries except for our Singapore subsidiary, whose functional currency is the Singapore Dollar. Changes in the value of foreign currencies relative to the U.S. dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows.
Foreign currency gains and losses were not significant for the three months ended September 30, 2016 and 2015. In September 2015, we implemented a hedging program to mitigate the impact of foreign currency fluctuations on our cash flows and earnings. For additional information, see Note 3 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $282.5 million at September 30, 2016, of which $209.7 million was invested in corporate bonds, asset-backed securities, U.S. treasury securities, commercial paper, agency securities, and money market funds. The cash and cash equivalents are held for working capital purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other than temporary.
As of September 30, 2016, an immediate increase of 100-basis points in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $1.5 million. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity or declines in fair value are determined to be other than temporary.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10

-Q. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on management’s evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be subject to legal proceedings, claims, investigations, and government inquires in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, claims related to the infringement of their intellectual property rights, defamation, privacy, and contractual rights. Legal risk is enhanced in certain jurisdictions outside the United States where our protection from liability for content added to our customer service platform, live chat software, or analytics software by third parties may be unclear and where we may be less protected under local laws than we are in the United States. Future litigation may be necessary to defend ourselves, our partners, and our customers by determining the scope, enforceability, and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
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
We have incurred net losses each year since our inception, including net losses of $25.8 million and $18.9 million in the three months ended September 30, 2016 and 2015, respectively, and net losses of $79.3 million and $59.6 million for the nine months ended September 30, 2016 and 2015, respectively. We had an accumulated deficit of $295.2 million as of September 30, 2016. For the three months ended September 30, 2016 and 2015, our revenue was $80.7 million and $55.7 million, respectively, representing a 45% growth rate. For the nine months ended September 30, 2016 and 2015, our revenue was $223.4 million and $146.1 million, respectively, representing a 53% growth rate. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

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
We have experienced and may continue to experience rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from 1,117 employees as of September 30, 2015 to 1,539 employees on September 30, 2016. In addition, we have established subsidiaries in Denmark, the United Kingdom, Australia, Ireland, Japan, the Philippines, Brazil, Germany, and India since our inception in 2007, and, as a result of the acquisitions of Zopim and WAC, we also have subsidiaries in Singapore and France. We may continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of customers, end users, transactions, and data that our customer service platform and our associated hosting infrastructure support. Finally, our organizational structure is becoming more complex and we may need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures to manage this complexity. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, simplicity in design, and attention to customer satisfaction that has been critical to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.
The market for customer service solutions is fragmented, rapidly evolving, and highly competitive, with relatively low barriers to entry. Among the small to medium-sized organizations that make up a large proportion of our customers, we often compete with general use computer applications and other tools, which these organizations use to provide support and which can be deployed for little or no cost. These include shared accounts for email communication, phone banks for voice communication, and pen and paper, text editors, and spreadsheets for tracking and management. With respect to larger organizations and enterprises seeking to deploy a customer service software system, we have many competitors that are larger and which have greater name recognition, much longer operating histories, more established customer relationships, larger marketing budgets, and significantly greater resources than we do.
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
We face competition from in-house software systems, large integrated systems vendors, and smaller companies offering alternative SaaS applications. Our competitors vary in size and in the breadth and scope of the products and services they offer. We face substantial competition from companies such as salesforce.com, Inc., Oracle Corporation, Verint Systems, Inc., and Microsoft Corporation, each of which can bundle competing products and services with other software offerings, or offer them at a low price as part of a larger sale. In addition, we compete with a number of other SaaS providers with focused customer support applications, including desk.com (a salesforce.com service), Kayako Ltd., Freshdesk, Inc., Help Scout Inc., and Pegasystems Inc., many of which offer free or significantly discounted prices for their services. For organizations seeking software to support employee service and other internal use cases, we compete with companies such as ServiceNow, Inc., BMC Software, Inc., Atlassian Pty Ltd, and Hewlett-Packard Enterprise Company. We compete with a number of providers of live chat software, including Live Person, Inc., BoldChat (a LogMeIn, Inc. service), Velaro, Inc., Snap Engage, LLC, Habla, Inc. (Olark), and LiveChat, Inc., and a number of providers of analytics software, including Tableau Software, Inc., Looker Data Sciences, Inc., and Domo, Inc.  Further, other established SaaS providers not currently focused on customer support, live chat software, or analytics software may expand their services to compete with us. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Additionally, some existing and potential customers, particularly large organizations, have elected, and may in the future elect, to develop their own internal customer support software system. Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult for us to compete with them. For all of these reasons, we may not be able to compete successfully against our current and future competitors or retain existing customers, which would harm our business.
If the market for SaaS business software applications develops more slowly than we expect or declines, our business would be adversely affected.
The market for SaaS business software applications is less mature than the market for on-premise business software applications, and the adoption rate of SaaS business software applications may be slower among subscribers in industries with heightened data security interests or business practices requiring highly customizable application software. Our success will depend to a substantial extent on the widespread adoption of SaaS business applications in general, and of SaaS customer service applications in particular. Many organizations have invested substantial personnel and financial resources to integrate traditional on-premise business software applications into their businesses, and therefore may be reluctant or unwilling to migrate to SaaS applications. It is difficult to predict customer adoption rates and demand for our customer service platform, live chat software, and analytics software, the future growth rate and size of the SaaS business applications market or the entry of competitive applications. The expansion of the SaaS business applications market depends on a number of factors, including the cost, performance, and perceived value associated with SaaS, as well as the ability of SaaS providers to address data security and privacy concerns. Additionally, government agencies have adopted, or may adopt, laws and regulations regarding the collection, use, and transfer of personal information obtained from consumers and other individuals, or may seek to access information on our platform, either of which may reduce the overall demand for our platform. If we or other SaaS providers experience data security incidents, loss of customer data, disruptions in delivery, or other problems, the market for SaaS business applications, including our customer service platform, live chat software, and analytics software, may be negatively affected. If SaaS business applications do not continue to achieve market acceptance, if there is a reduction in demand for SaaS business applications caused by a lack of customer acceptance, or if there are technological challenges, weakening economic conditions, data security or privacy concerns, governmental regulation, competing technologies and products, or decreases in information technology spending, it would result in decreased revenue and our business would be adversely affected.
If we are not successful in selling our live chat software or analytics software as standalone services or more fully integrating our live chat software or analytics software with our customer service platform, our business could be harmed.
As a result of the acquisitions of Zopim and WAC, we now sell our live chat software and analytics software as standalone services. Our live chat software can also be integrated with our customer service platform as a means to enable live chat functionality for agents, and this integration is now the primary means by which we offer chat functionality on our customer service platform. We expect to integrate our analytics software with our customer service platform and other products as a component of these services.
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
Use of our customer service platform, live chat software, and analytics software involves the storage, transmission, and processing of our customers’ proprietary data, including personal or identifying information regarding their customers or employees. Unauthorized access to or security breaches of our customer service platform, live chat software, or analytics software could result in the loss of data, loss of intellectual property or trade secrets, loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities.  Notifications related to a security breach regarding or pertaining to any of such service providers could impact our reputation, harm customer confidence, hurt our sales and expansion into new markets, or cause us to lose existing customers. We have incurred, and expect to continue to incur, significant expenses to prevent, investigate, and remediate security breaches and vulnerabilities, including deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants. Our errors and omissions insurance coverage covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all liability.
We have previously experienced significant breaches and identified significant vulnerabilities of our security measures and the security measures deployed by third-party vendors upon which we rely, and our customer service platform, live chat software, and analytics software are at risk for future breaches as a result of third-party action, employee, vendor, or contractor error, malfeasance, or other factors.
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

Because the techniques used and vulnerabilities exploited to obtain unauthorized access to or to sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or vulnerabilities or to implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.
Because data security is a critical competitive factor in our industry, we make numerous statements in our privacy policies, terms of service and data processing agreements, through our certifications to privacy standards, and in our marketing materials, providing assurances about the security of our customer service platform, live chat software, and analytics software, including detailed descriptions of security measures we employ. Should any of these statements be untrue or become untrue, even through circumstances beyond our reasonable control, we may face claims of misrepresentation or deceptiveness by the U.S. Federal Trade Commission, state and foreign regulators, and private litigants.
Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results.
Our continued growth depends in part on the ability of our existing and potential customers to access our customer service platform, live chat software, and analytics software at any time and within an acceptable amount of time. Our customer service platform, live chat software, and analytics software are proprietary, and we rely on the expertise of members of our engineering, operations, and software development teams for their continued performance. We have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users simultaneously accessing our customer service platform, live chat software, or analytics software, distributed denial of service attacks, or other security related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our customer service platform, live chat software, and analytics software become more complex and our user traffic increases. If our customer service platform, live chat software, or analytics software is unavailable or if our users are unable to access our customer service platform, live chat software, or analytics software within a reasonable amount of time or at all, our business would be negatively affected. In addition, a significant portion of our infrastructure does not currently support the mirroring of data. Therefore, in the event of any of the factors described above, or certain other failures of our infrastructure, customer data may be permanently lost. Moreover, some of our customer agreements and certain subscription plans include performance guarantees and service level standards that obligate us to provide credits or termination rights in the event of a significant disruption in our platform. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.
Real or perceived errors, failures, or bugs in our customer service platform, live chat software, or analytics software could adversely affect our operating results and growth prospects.
Because our customer service platform, live chat software, and analytics software are complex, undetected errors, failures, vulnerabilities, or bugs may occur, especially when updates are deployed. Our customer service platform, live chat software, and analytics software are often used in connection with large-scale computing environments with different operating systems, system management software, equipment, and networking configurations, which may cause errors or failures of our customer service platform, our live chat software, our analytics software or other aspects of the computing environment into which they are deployed. In addition, deployment of our customer service platform, live chat software, or analytics software into complicated, large-scale computing environments may expose undetected errors, failures, vulnerabilities, or bugs in our customer service platform, live chat software, or analytics software. We have discovered, and expect to continue to discover, software errors, failures, vulnerabilities, and bugs in our customer service platform, live chat software, and analytics software, some of which have or may only be discovered and remediated after deployment to customers. Real or perceived errors, failures, vulnerabilities, or bugs in our customer service platform, live chat software, or analytics software could result in negative publicity, loss of or delay in market acceptance of our customer service platform, live chat software, or analytics software, loss of competitive position, or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem.
Incorrect or improper implementation or use of our customer service platform, live chat software, or analytics software could result in customer dissatisfaction and negatively affect our business, results of operations, financial condition, and growth prospects.

Our customer service platform, live chat software, and analytics software are deployed in a wide variety of technology environments and into a broad range of complex workflows. Increasingly, our customer service platform, live chat software, and analytics software have been integrated into large-scale, complex technology environments, and specialized use cases, and we believe our future success will depend on our ability to increase use of our customer service platform, live chat software, and analytics software in such deployments. We often assist our customers in implementing our customer service platform, live chat software, and analytics software, but many customers attempt to implement deployments, including complex deployments, themselves. If we or our customers are unable to implement our customer service platform, live chat software, or analytics software successfully, or are unable to do so in a timely manner, customer perceptions of our customer service platform, our live chat software, our analytics software, and of our company may be impaired, our reputation and brand may suffer, and customers may choose not to renew or expand the use of our customer service platform, live chat software, or analytics software.
Our customers and third-party partners may need training in the proper use of our customer service platform, live chat software, or analytics software to maximize its potential. If our customer service platform, live chat software, or analytics software is not implemented or used correctly or as intended, inadequate performance may result. Because our customers rely on our customer service platform, live chat software, and analytics software to manage a wide range of operations, and to drive a number of their internal processes, the incorrect or improper implementation or use of our customer service platform, live chat software, or analytics software, our failure to train customers on how to efficiently and effectively use our customer service platform, or our failure to provide adequate product support to our customers, may result in negative publicity or legal claims against us. Also, as we continue to expand our customer base, any failure by us to properly provide these services will likely result in lost opportunities for additional subscriptions to our customer service platform, live chat software, and analytics software.
Any failure to offer high-quality product support may adversely affect our relationships with our customers and our financial results.
In deploying and using our customer service platform, live chat software, and analytics software, our customers depend on our product support team to resolve complex technical and operational issues. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for product support. We also may be unable to modify the nature, scope, and delivery of our product support to compete with changes in product support services provided by our competitors. Increased customer demand for product support, without corresponding revenue, could increase costs and adversely affect our operating results. Our sales are highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality product support, or a market perception that we do not maintain high-quality product support, could adversely affect our reputation, our ability to sell our customer service platform, live chat software, and analytics software to existing and prospective customers, and our business, operating results, and financial position.
We depend on our executive officers and other key employees and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could adversely affect our business.
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, support, general and administrative functions, and on individual contributors in our research and development and operations. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We recently added three new members to our senior management team, including a new Chief Financial Officer. These changes may negatively impact the ability of the teams that these members of the senior management team manage to execute on our plans and strategies. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period of time and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers, especially our Chief Executive Officer, or key employees could have an adverse effect on our business.
In addition, to execute on our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, is intense, especially for engineers experienced in designing and developing software and SaaS applications and experienced sales professionals. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived or actual value of our equity awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.
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
As we target more of our sales efforts to larger organizations, we expect to incur higher costs and longer sales cycles and we may be less effective at predicting when we will complete these sales. In this market segment, the decision to subscribe to our customer service platform, live chat software, or analytics software may require the approval of more technical personnel and management levels within a potential customer’s organization than we have historically encountered, and if so, these types of sales would require us to invest more time educating these potential customers on our customer service platform, live chat software, or analytics software. In addition, larger organizations may demand more features and integration services. We have limited experience in developing and managing sales channels and distribution arrangements for larger organizations. As a result of these factors, these sales opportunities may require us to devote greater research and development, sales, product support, and professional services resources to individual customers, resulting in increased costs and reduced profitability, and would likely lengthen our typical sales cycle, which could strain our resources. Moreover, these transactions may require us to delay recognizing the associated revenue we derive from these customers until any technical or implementation requirements have been met, and larger customers may demand discounts to the subscription prices they pay for our customer service platform, live chat software, or analytics software. Furthermore, because we have limited experience selling to larger organizations, our investment in marketing our customer service platform, live chat software, and analytics software to these potential customers may not be successful, which could harm our results of operations and our overall ability to grow our customer base. Following sales to larger organizations, we may have fewer opportunities to expand usage of our customer service platform, live chat software, and analytics software or sell additional functionality, and we may experience increased subscription terminations as compared to our experience with smaller organizations, any of which could harm our results of operations.
Failure to effectively expand our sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.
Increasing our customer base and achieving broader market acceptance of our customer service platform, live chat software, and analytics software will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain certain of our new customers, including larger organizations. We plan to continue to expand our direct sales force both domestically and internationally to increase our sales capacity. During the twelve months ended September 30, 2016, our sales and marketing organization increased by approximately 121 employees to approximately 468 employees. There is significant competition for experienced sales and marketing professionals with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales and marketing professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Our recent hires and planned hires may not become as productive as we anticipate as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. We cannot predict whether, or to what extent, our sales will increase as we expand our sales and marketing functions or how long it will take for new personnel to become productive. Our business will be harmed if our sales and marketing efforts do not generate a significant increase in revenue.

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
We separately charge for the use of our live chat software. Historically, we provided limited chat functionality within our customer service platform for no additional charge. With the integration of our live-chat software into our customer service platform, we now generally require a separate subscription to enable chat functionality in connection with our customer service platform. We do not know whether our customers or the market in general will accept this change in our pricing model and, if it fails to gain acceptance, our business and results of operations could be harmed.
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
An increasing dependence on sales to larger organizations may increase the variability of our financial results. If we are unable to close one or more expected significant transactions with these customers in a particular period, or if an expected transaction is delayed until a subsequent period, our operating results for that period, and for any future periods in which revenue from such transaction would otherwise have been recognized, may be adversely affected.
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
Our quarterly financial results may fluctuate as a result of a variety of other factors, many of which are outside of our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our common stock could decline substantially. Some of the important factors that may cause our revenue, operating results, and cash flows to fluctuate from quarter to quarter include:

•	our ability to attract new customers, retain and increase sales to existing customers, and satisfy our customers’ requirements;

•	the number of new employees added to our company in a given period;

•	the rate of expansion and productivity of our sales force;

•	changes in our or our competitors’ pricing policies;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	new products, features, or functionalities introduced by our competitors;

•	significant security breaches, technical difficulties, or interruptions to our customer service platform, live chat software, or analytics software;

•	the timing of customer payments and payment defaults by customers;

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
To date, we have been primarily dependent on our direct sales force to sell subscriptions to our customer service platform, live chat software, and analytics software. Although we have developed certain channel partners, such as referral partners, resellers, and integration partners, these channels have resulted in limited revenue to date. We believe that continued growth in our business is dependent upon identifying, developing, and maintaining strategic relationships with additional channel partners that can drive substantial revenue. Our agreements with our existing channel partners are non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with ours. They may also cease marketing our customer service platform, live chat software, and analytics software with limited or no notice and with little or no penalty. We expect that any additional channel partners we identify and develop will be similarly non-exclusive and not bound by any requirement to continue to market our customer service platform, live chat software, or analytics software. If we fail to identify additional channel partners in a timely and cost-effective manner, or at all, or are unable to assist our current and future channel partners in independently selling and deploying our customer service platform, live chat software, or analytics software, our business, results of operations, and financial condition could be adversely affected. Additionally, customer retention and expansion attributable to customers acquired through our channel partners may differ significantly from customers acquired through our direct sales efforts. If our channel partners do not effectively market and sell our customer service platform, live chat software, or analytics software, or fail to meet the needs of our customers, our reputation and ability to grow our business may also be adversely affected.
Sales by channel partners are more likely than direct sales to involve collectibility concerns. In particular sales by our channel partners into developing markets, and accordingly, variations in the mix between revenue attributable to sales by channel partners and revenue attributable to direct sales, may result in fluctuations in our operating results.
If we are not able to maintain and enhance our brand, our business, operating results, and financial condition may be adversely affected.
We believe that maintaining and enhancing our reputation as a differentiated and category-defining company in customer service is critical to our relationships with our existing customers and to our ability to attract new customers. The successful promotion of our brand attributes will depend on a number of factors, including our marketing efforts, our ability to continue to develop high-quality software, and our ability to successfully differentiate our customer service platform from competitive products and services. We are highly dependent upon “consumer” tactics, including an emphasis on simplicity and a sense of humor in our advertising, to build our brand and develop brand loyalty. In addition, in October 2016, we launched an updated corporate brand for our family of products, which may require us to engage in new marketing and promotional activities that may be expensive and divert the time and attention of our management and sales and marketing organization. We do not have sufficient history to know if any of our brand promotion activities will ultimately be successful or yield increased revenue relative to traditional enterprise software marketing strategies. In addition, independent industry analysts often provide reviews of our customer service platform, as well as products and services offered by our competitors, and perception of our platform in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and services, our brand may be adversely affected. It may also be difficult to maintain and enhance our brand, specifically following the launch of our updated corporate brand, in connection with sales through channel or strategic partners.
The promotion of our brand requires us to make substantial expenditures, and we anticipate that these expenditures will increase following the launch of our updated corporate brand, as our market becomes more competitive, as we expand into new markets, and as more sales are generated through our channel partners. To the extent that these activities yield increased revenue, this revenue may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand or adequately promote our updated corporate brand, our business may not grow, we may have reduced pricing power relative to competitors, and we could lose customers or fail to attract potential customers, all of which would adversely affect our business, results of operations, and financial condition.
Our international sales and operations subject us to additional risks that can adversely affect our business, operating results, and financial condition.
In the three and nine months ended September 30, 2016 and 2015, we derived 46% and 44% of our revenue from customers located outside of the United States, respectively. We are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and product support operations in the United States and certain countries across Europe, Australia, Asia, and South America. Our sales organization outside the United States is substantially smaller than our sales organization in the United States and to date a very limited portion of our sales has been driven by resellers or other channel partners. We believe our ability to convince new customers to subscribe to our customer service platform, live chat software, and analytics software or to convince existing customers to renew or expand their use of these services is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.
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

•
compliance with laws and regulations for foreign operations, including anti-bribery laws (such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. Travel Act, and the U.K. Bribery Act 2010), import and export controls laws, tariffs, trade barriers, economic sanctions, and other regulatory or contractual limitations on our ability to sell our customer service platform, live chat software, or analytics software in certain foreign markets, and the risks and costs of non-compliance;

•
heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact our financial results and result in restatements of our consolidated financial statements;

•	fluctuations in foreign currency exchange rates and the related effect on our operating results;

•	difficulties in repatriating or transferring funds from or converting currencies in certain countries;

•	communication and integration problems related to entering new markets with different languages, cultures, and political systems;

•	differing labor standards, including restrictions related to, and the increased cost of, terminating employees in some countries;

•	the need for localized software and licensing programs;

•	the need for localized language support;

•	reduced protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; and

•	compliance with the laws of numerous foreign taxing jurisdictions, including withholding obligations, and overlapping of different tax regimes.
Any of these risks could adversely affect our international operations, reduce our international revenue, or increase our operating costs, adversely affecting our business, operating results, financial condition, and growth prospects.

Compliance with laws and regulations applicable to our international operations substantially increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with changes in government requirements as they change from time to time. Failure to comply with these regulations could have adverse effects on our business. In many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. or other regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, partners, and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, partners, or agents could result in delays in revenue recognition, financial reporting misstatements, enforcement actions, disgorgement of profits, fines, civil and criminal penalties, damages, injunctions, other collateral consequences, or the prohibition of the importation or exportation of our platform and services, and could adversely affect our business and results of operations.
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
Furthermore, U.S. export controls laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, territories, and persons targeted by U.S. sanctions. While we are currently taking precautions to prevent our customer service platform, live chat software and analytics software from being enabled by persons targeted by U.S. sanctions, including IP blocking and periodic customer screening against U.S. government lists of prohibited persons, such measures may be circumvented.  Given the technical limitations in developing measures that will prevent access to Internet based services from particular geographies or by particular individuals, we have previously identified and expect we will continue to identify customer accounts for our customer service platform and live chat software that we suspect originate from countries which are subject to U.S. embargoes.
We are aware that trials of and subscriptions to our customer service platform, live chat software, and analytics software have been initiated by persons and organizations in countries that are the subject of U.S. embargoes. Our provision of services in these instances was likely in violation of U.S. export control and sanctions laws. We have terminated the accounts of such organizations as we have become aware of them, implemented certain measures designed to prevent future unauthorized access by such persons and organizations, and filed voluntary self-disclosures with the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, and the U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC, concerning prior potential violations. With respect to these investigations, each of BIS and OFAC completed its investigations, and no monetary penalties or other sanctions were imposed.
If we are found to be in violation of U.S. sanctions or export controls laws, it could result in fines or penalties for us and for individuals, including civil penalties of up to $250,000 or twice the value of the transaction, whichever is greater, per violation, and in the event of conviction for a criminal violation, fines of up to $1 million and possible incarceration for responsible employees and managers for willful and knowing violations. Each instance in which we provide services through our customer service platform, live chat software or analytics software or in which unlicensed encryption functionality software is downloaded may constitute a separate violation of these laws.
If our channel partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected, through reputational harm as well as other negative consequences, including government investigations and penalties. We presently incorporate sanctions compliance requirements in our channel partner agreements for our customer service platform and live chat software. Complying with export controls and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Failure to comply with export controls and sanctions regulations for a particular sale may expose us to government investigations and penalties, which could have an adverse effect on our business, operating results, and financial condition.
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
We generally recognize subscription revenue from customers ratably over the terms of their contracts and a majority of our revenue is derived from subscriptions that have terms longer than one month. As a result, a portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions with terms that are longer than monthly in any single quarter may have a small impact on our revenue results for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our customer service platform, live chat software, and analytics software, and potential changes in our pricing policies or rate of expansion or retention, may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, because we believe a substantial percentage of subscriptions to our customer service platform, live chat software, and analytics software are shorter than most comparable SaaS companies and because we have many variations of billing cycles, our deferred revenue may be a less meaningful indicator of our future financial results than for other SaaS companies. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with the applicable customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.
Certain of our operating results and financial metrics may be difficult to predict as a result of seasonality.
We may be impacted by seasonal trends, including seasonality with regard to the timing of the entry into subscriptions and renewals of subscriptions to our platform by our customer base. These trends may become more apparent as our business matures. Additionally, since a large percentage of our subscriptions are monthly, customers are able to increase and decrease the number of authorized agents for whom they require a subscription quickly and easily, thereby potentially increasing the impact of seasonality on our revenue. Seasonality within our business may be reflected to a much lesser extent, and sometimes may not be immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of our agreement. To the extent we experience this seasonality, it may cause fluctuations in our operating results and financial metrics, and make forecasting our future operating results and financial metrics difficult. We do not have sufficient experience in selling our live chat software and analytics software to determine if demand for these services are or will be subject to material seasonality.
Our ongoing and planned investments in self-managed colocation data centers and expenditures on third-party managed hosting services are expensive and complex, have resulted, and will result, in a negative impact on our cash flows, and may negatively impact our financial results.
We have made and will continue to make substantial investments in our self-managed colocation data centers and expenditures on third-party managed hosting services to support our growth and provide enhanced levels of service to our customers. We have recently decreased the amount of capital expenditures on hosting equipment as we transition to greater dependence on managed hosting services, but expect to continue to incur significant expense to operate and maintain our self-managed colocation data centers. We employ a hybrid hosting model in which we utilize managed hosting services, where a third party manages most aspects of our hosting operations, and self-managed colocation data centers, where we have more direct control over the hosting infrastructure and its operation. This has and may continue to have a negative impact on our cash flows and gross profit. If we are required to make larger investments in our self-managed colocation data centers than we anticipated or if costs associated with managed hosting services utilized to support our growth are greater than expected, the negative impact on our operating results would likely exceed our initial expectations.

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
Personal privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions where we offer our customer service platform, live chat software, or analytics software. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state, and foreign government bodies and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use, and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and consumer protection agencies. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including Directive 95/46/EC on the protection of individuals with regard to the processing of personal data and on the free movement of such data established in the European Union, or the Data Protection Directive, and data protection legislation of the individual member states subject to the Data Protection Directive. In 2018, the Data Protection Directive will be replaced with the European General Data Protection Regulation which will impose additional obligations and risks upon our business. In many jurisdictions enforcement actions and consequences for non-compliance are also rising.
We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of personally identifiable information, or PII, by U.S. companies doing business in Europe from the European Economic Area to the U.S. As a result of a recent opinion of the European Union Court of Justice, or ECJ, regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S.-EU Safe Harbor Framework is no longer deemed to be a valid method to ensure compliance with restrictions set forth in the Data Protection Directive and data protection legislation of individual member states restricting the transfer of data outside of the European Economic Area. In July 2016, the European Commission adopted a new framework, the EU-U.S. Privacy Shield, to replace the U.S.-EU Safe Harbor Framework. In addition to our November 2016 self-certification with the U.S. Department of Commerce under the EU-U.S. Privacy Shield, we have engaged in, and expect to continue to engage in, efforts to ensure that data transfers from the European Economic Area comply with the Data Protection Directive and the data protection legislation of individual member states. These efforts may be deemed unacceptable by the data protection authorities of individual member states or by current or prospective customers. Failure to comply with data protection regulations may result in data protecting authorities and other privacy regimes imposing additional obligations to obtain consent from data subjects by or on behalf of our customers. Additionally, the inability to guarantee compliance or otherwise provide acceptable privacy assurances may inhibit the sale and use of our software in the European Union and certain other markets, which could, were it to occur, harm our business and operating results.
In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Further, our customers may require us to comply with more stringent privacy and data security contractual requirements.
Because the interpretation and application of many privacy and data protection laws, commercial frameworks, and standards are uncertain, it is possible that these laws, frameworks, and standards may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our customer service platform, live chat software, or analytics software. If so, in addition to the possibility of fines, lawsuits, breach of contract claims, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our customer service platform, live chat software, and analytics software, which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and security or data security laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business.
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
In September 2015, we implemented a hedging program to mitigate the impact of foreign currency fluctuations on our cash flows and earnings. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign currency exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments, which could adversely affect our financial condition and operating results.
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
Zendesk was founded in Denmark in 2007 and was headquartered in Denmark until it reincorporated in Delaware in 2009.  Today, we generally conduct our international operations through subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships and transactions are subject to complex regulations, including transfer pricing regulations administered by taxing authorities in various jurisdictions. Our tax returns are generally subject to examination by taxing authorities and the relevant taxing authorities may disagree with our determinations as to the value of assets sold or acquired or income and expenses attributable to specific jurisdictions or transactions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. For example, in April 2015, SKAT issued a letter of intent in contemplation of adjusting the value of the reported asset transfer by Zendesk Denmark to Zendesk’s U.S. entity in April 2009. We submitted a written rebuttal to SKAT’s proposal in August 2015. In March 2016, we received an assessment from SKAT that gave rise to a potential payment of $1.9 million, including income tax and interest. We further contested the assessment and reached a settlement with SKAT. In September 2016, we paid the amount due of $0.9 million, including income tax and interest, and released the associated reserve for the uncertain tax position.
If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2016, we had recorded a total of $44.1 million and $10.7 million of goodwill and intangible assets related to our acquisitions of WAC and

Zopim, respectively. An adverse change in market conditions, particularly resulting in a significant decrease in our share price, or if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2015, we had federal and state net operating loss carryforwards, or NOLs, of $243.0 million and $67.2 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, including in connection with our initial public offering or our follow-on public offering. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.
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
We rely heavily on hosted SaaS applications from third parties in order to operate critical functions of our business, including billing and order management, enterprise resource planning, and financial accounting services. If these services become unavailable due to extended outages, interruptions, or because they are no longer available on commercially reasonable terms, our expenses could increase, our ability to manage finances could be interrupted, and our processes for managing sales of our platform and supporting our customers could be impaired until equivalent services, if available, are identified, obtained, and implemented, all of which could adversely affect our business.
Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our platform, cause us to incur additional expenses or otherwise have a negative impact on our business.
The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication, and business applications. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our platform in order to comply with these changes or substantially increase costs associated with the operation of our customer service platform, live chat software, and analytics software. Additionally, the adoption of any laws, regulations, or practices limiting Internet neutrality could allow Internet service providers to block, degrade, or interfere with our products or services. These laws, regulations, or practices could decrease the demand for, or the usage of, our products and services, increase our cost of doing business, and adversely affect our operating results. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees, or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally, or result in reductions in the demand for Internet-based platforms and services such as ours. In addition, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses,” “worms,” and similar malicious programs, and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure.
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
The result of the referendum means that the long-term nature of the United Kingdom's relationship with the European Union is unclear and that there is considerable uncertainty as to when any such relationship will be agreed and implemented. In the interim, there is a risk of instability for both the United Kingdom and the European Union, which could adversely affect our results, financial condition, and prospects.
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
Risks Related to Ownership of Our Common Stock
Our stock price has been, and may continue to be, volatile or may decline regardless of our operating performance, resulting in substantial losses for our stockholders.
The trading price of our common stock has been, and may continue to be, volatile and could fluctuate widely regardless of our operating performance. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our operating results;

•	the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;

•
failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates, and publication of other news by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	ratings changes by any securities analysts who follow our company;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

•	developments or disputes concerning our intellectual property or our products, or third-party proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	any major change in our board of directors or management;

•	sales of shares of our common stock by us or our stockholders;

•	lawsuits threatened or filed against us; and

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events.
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
As of September 30, 2016 our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 23.4% of our outstanding common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to exert significant influence in matters requiring stockholder approval. For example, these stockholders may be able to exert significant influence in elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.
The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders or the perception in the market that holders of a large number of shares intend to sell their shares.
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
In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of unvested shares of our common stock made pursuant to the 2009 Stock Option and Grant Plan during the three months ended September 30, 2016. No other shares of our common stock were repurchased during this period.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	—	—	—	—
August 1 - August 31	37,500	$0.61	—	—
September 1 - September 30	—	—	—	—
Total	37,500		—

(1) The terms of certain stock awards issued under our 2009 Stock Option and Grant Plan allow participants to exercise such awards prior to vesting, subject to a right of repurchase by us. All shares in the above table were repurchased by us as a result of our exercise of this right and not pursuant to a publicly announced plan or program.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zendesk, Inc.
Date: November 3, 2016	By:	/s/ Elena Gomez
Elena Gomez
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT
INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
________________

*
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.