Form 10-K
period 2016-12-31
Zendesk, Inc.
filed 2017-02-27
CIK 1463172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.01 Per Share; Common Stock traded on the New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  x NO  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐ NO  x
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  x  NO  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  x  NO   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	x	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐  NO  x
The aggregate market value of common stock held by non-affiliates of the Registrant, computed by reference to the price at which the common stock was last sold on June 30, 2016, the last business day of the Registrant's most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $1.8 billion. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the Registrant for any other purpose.
The number of shares of the Registrant’s Common Stock outstanding as of January 31, 2017 was 97,007,795.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2016. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our future financial performance, including our revenue, cost of revenue, gross profit, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;

•	the sufficiency of our cash and cash equivalents and marketable securities to meet our liquidity needs;

•	our ability to attract and retain customers to use our products, and our ability to optimize the pricing for such products;

•	the evolution of technology affecting our products, services, and markets;

•	our ability to innovate and provide a superior customer experience;

•	our ability to successfully expand in our existing markets and into new markets;

•	the attraction and retention of qualified employees and key personnel;

•	worldwide economic conditions and their impact on information technology spending;

•	our ability to effectively manage our growth and future expenses;

•	our ability to introduce and market new products and to integrate such products into our infrastructure;

•	our ability to maintain, protect, and enhance our intellectual property;

•	our ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations;

•	our ability to securely maintain customer data;

•	our ability to maintain and enhance our brand; and

•	the increased expenses and administrative workload associated with being a public company.
We caution you that the foregoing list does not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I
Item 1. Business.

Overview

We believe that customer relationships matter more than ever. Where brands used to be able to dictate their own values through mass marketing, now they are being defined by their customers. Brands are being built first and foremost based on authenticity in their communications and in the customer experiences they deliver. They must demonstrate their values through their actions and the customer relationships they nurture.

This new role for brands has transformed how organizations and their customers engage with one another. New business models, particularly the growth in subscription-based businesses, have shifted the focus for all organizations from the value of transactions to the lifetime value of customers, requiring organizations to build ongoing customer loyalty. Additionally, the promoter economy, in which consumers have become evangelists or antagonists for brands and an extension of their marketing, has changed the balance of power in the relationship between organizations and their customers. Finally, the growing trend toward conscious consumerism, in which customers seek alignment around shared values with the brands they adopt, demands that organizations exemplify their values and build trust in their customer relationships. Because of these rapidly evolving trends, organizations are increasingly understanding the value of greater responsiveness, transparency, and empowerment in their customer relationships, and seeking technology to help them improve those relationships.

To properly serve these organizations, we believe that business software must change dramatically to address changing customer expectations and the need to build successful long-term relationships between organizations and their customers. Historically, business software has been built for organizations at the expense of their customers. It has been designed to reflect organizational structures, not customer experiences, through separate “modules” or “clouds” for sales, marketing, and service. We view this traditional design philosophy as relying on false distinctions between departments, and holding many organizations back at a time when their customers want a single, seamless experience.

We believe that modern business software must be designed starting with the customer experience and built for relationships first. Accordingly, Zendesk software is designed to foster the proactivity, cohesiveness, and contextual awareness that allow for the development of deeper customer relationships. We provide software-as-a-service, or SaaS, products intended to improve customer relationships. With our origins in customer service, we have evolved our offerings over time to a family of products that work together to help organizations understand their customers, improve communications, and engage where and when it’s needed most. Our product family is built upon a modern architecture that enables us and our customers to rapidly innovate, adapt our technology in novel ways, and easily integrate with other products and applications.

We are a software development company founded in Copenhagen, Denmark in 2007. We reincorporated in Delaware in 2009. Our principal executive offices are located at 1019 Market Street, San Francisco, California 94103, and our telephone number is (415) 418-7506. Our website address is www.zendesk.com. Information contained on or that can be accessed through our website does not constitute part of this Annual Report on Form 10-K, and inclusions of our website address in this Annual Report on Form 10-K are inactive textual references only. Unless expressly indicated or the context requires otherwise, the terms “Zendesk,” “company,” “we,” “us,” and “our” in this Annual Report on Form 10-K refer to Zendesk, Inc., a Delaware corporation, and its consolidated subsidiaries.

The Zendesk Approach

We believe that building software for relationships first requires an approach to both product design and delivery that is unique and innovative. As software evolves to become central to the customer experience, we strive to design products which are proactive, contextual, and integrated by design. We believe in developing products that serve organizations of all sizes and across all industries. Our focus on these core principles has led us to design a family of products that share the following characteristics:

•
Omnichannel and connected: Through our innovative products we seek to be channel agnostic, allowing organizations to engage with customers regardless of how and when those customers want to communicate. As we expand the reach of our technology, we recognize the critical importance of having our products work cohesively together. All of our products share a common interface and we are investing significantly in supporting our product family on a shared services platform.

•
Open and extendable: We view the internet as our platform and believe that all business applications should be able to connect and integrate with one another through standard protocols that are easily accessible. Zendesk products are built upon a foundation of open and powerful application program interfaces, or APIs, which enable them to integrate with each other and with outside services and applications. Our architecture seamlessly supports customizations, integrations, and the development of broadly available apps, and allows for our software to be embedded directly into other products, websites, and mobile applications.

•
Making analytics and data science accessible: We are committed to enabling organizations to better understand their customers through powerful analytics that unify the data across our product family and connect easily to outside data sources. We also seek to harness the power of data science by building machine learning and artificial intelligence into the fabric of our products, empowering organizations to be more efficient, informed, and proactive with their customers.

We have witnessed business software undergo a dramatic shift toward consumerization over the past decade. Zendesk has embraced this shift with an approach to delivering its family of products that is dramatically different from earlier generations of business software. Our goal is to remove barriers that make business software difficult to buy, deploy, and use. Our approach to software delivery focuses on the following key elements:

•
Elastic and agile: Our software products can easily grow and scale with customers, and be used in new departments and use cases without the massive and expensive deployment projects required in the past. Zendesk products are flexible by design and easy to configure and use.

•
Trial experience: We believe customers should be able to try our products before they commit to a purchase. Our free trials are core to the marketing of all of our products. They offer our small and large customers alike with access to the same fully functioning product experience as paying customers and the ability to begin a complete implementation during the evaluation period.

•
Pay as you go: We offer our customers a wide variety of subscription plans for our products and flexible payment options that enable them to buy those products without being locked-in. Each of our products has subscription plans that can be purchased online and deployed without the need to engage sales or enablement professionals.

Growth Strategy

Zendesk was founded with a mission to help organizations build better relationships with their customers. We have continued to pursue that mission by focusing on building and delivering software for relationships first. We believe our future growth will be a natural extension of that mission, focusing on the following key growth drivers:

•
Building out an expansive and cohesive product family: Through our original product, Zendesk Support, we began to democratize customer service for organizations large and small, helping to reveal the opportunities that simplifying and improving customer experiences could provide. Our research and development efforts are highly focused on building on this success and expanding our product family to serve other aspects of the customer relationship. These will involve extending into areas of the customer experience beyond traditional customer support to help organizations better understand customer behavior and support proactive engagement. The extension of our product family will be supported by a continually evolving shared services platform that seeks to provide a unified view of the customer and unlock the possibilities of a truly seamless experience for organizations and their customers.

•
Enabling customer innovation: We have attracted some of the world’s most innovative companies across a broad range of industries to our family of products. We have seen our most forward-looking customers put a premium on their own customer relationships. Rather than viewing their customers as needing to be managed and automated, they focus on creating innovative customer experiences that are simple and effortless. Many of these organizations have taken advantage of the scalability and flexibility of our products, with subscription plans to suit any stage of business and operational maturity, and the capacity to grow easily into broader and more complex use cases. We also have invested in a highly extendable developer platform to drive further innovation through our technology. Through our powerful and open APIs, our substantial library of ready to deploy integrations, and embeddables that enable our software to run directly within our customers’ applications, we believe we will continue to empower our customers to develop new and innovative ways to transform customer experiences.

•
Expanding our markets: We have been built on the premise that our products should be easy to discover, deploy, and purchase so that any organization, from startup to large enterprise, can realize its value. That principle of democratizing software has developed into a highly efficient business model represented by short sales cycles, significant expansion within customer accounts, and organic growth through promotion by our customers. This model has enabled us to build a compelling brand and leadership position among both small-to-medium sized organizations and larger enterprises for which our ease of use, quick return on investment, and flexible pricing are important differentiators. Ultimately, we believe that more and more of the enterprise software market will be served by this type of democratized approach. We work with a growing number of forward-thinking enterprises looking to more broadly transform their customer experience across a broad range of potential use cases. We intend to focus on building out our core transactional sales and marketing strategies while capitalizing on these significant opportunities within larger organizations as the market increasingly embraces this democratized model.

Zendesk has always served a global market and, for the year ended December 31, 2016, we generated 46% of our revenue outside of the United States. We will continue to expand our global footprint, particularly in those markets where we have demonstrated significant customer traction with our democratized approach or which represent particularly strategic opportunities.

The Zendesk Family of Products and Developer Platform

The Zendesk family of products is built to work together to help organizations understand and improve customer relationships. All Zendesk products share a common interface and are being developed to support a shared services infrastructure and common customer data platform.

Zendesk’s products are developed using agile software techniques, and are designed to quickly incorporate and innovate on customer feedback obtained through extensive beta and Early Access Programs, or EAPs. This approach allows us to share our newest technology with customers, and quickly adapt our products to address customer needs.

Our current family of products includes:

•
Zendesk Support, the flagship product in our family, is a beautifully simple system for tracking, prioritizing, and solving customer support tickets across multiple channels, bringing customer information and interactions into one place.

•	Zendesk Chat is live chat software that provides a fast and responsive way to connect with customers in the moment, on websites, in applications, and on mobile devices.

•
Zendesk Talk is cloud-based call center software for more personal and productive phone support conversations and enables organizations to provide phone support from the same platform they use to manage all other support channels.

•	Zendesk Help Center is a self-service destination with articles, interactive forums, and community that helps customers help themselves. Help Center can be enabled with all Zendesk Support accounts.

•	Zendesk Message, currently available through an EAP, is customer messaging software that helps companies engage customers on their favorite messaging apps, like Facebook and Twitter.

•
Zendesk Explore, currently available through an EAP, powers analytics and unifies data for Zendesk’s products and a vast number of third-party sources. It makes customer data accessible across an organization, so organizations can measure and understand the entire customer experience.

•
Zendesk Connect, currently available through an EAP, is customer intelligence software built for targeted campaigns and proactive engagement, letting organizations reach out at the right time and place by using data captured around customer activity.

Zendesk’s developer platform allows organizations to extend the functionality of our family of products and customize the experience for their employees and customers. Key components of Zendesk’s developer platform include:

•
Zendesk Embeddables, a combination of our APIs, Web Widget, and Mobile SDKs, allow developers to embed Zendesk Support, Chat, and Help Center experiences natively on the web and within mobile applications.

•	Zendesk APIs are extensible and built on open standards, allowing users to build custom integrations and interact with Zendesk data using over 400 different API endpoints.

•
Zendesk Apps enable organizations to customize Zendesk product interfaces and optimize workflow through powerful plug-ins. Our customers can build custom apps or select from over 500 pre-built apps on the Zendesk App Marketplace.

Technology

We employ a modern technology architecture in which our products are built upon a set of core APIs that enable rapid innovation and deep integration. The technology infrastructure used for the Zendesk family of products is designed to provide a highly available and scalable multi-tenant cloud-based platform with industry-standard security measures. The architecture and deployment of our software are described and guided by the following key characteristics:

•
Reliability. Our customers are highly dependent on our products, which are designed to be available 24 hours a day, 365 days a year. We provide transparency to customers on availability and technical operations matters that impact them through our website and other channels.

•	Scalability. Our application infrastructure is highly scalable and regularly processes more than 100 million data driven requests that require the processing of specific data, on a daily basis.

•
Security. Each of our products are designed to host a large quantity of customer data. We maintain a comprehensive security program designed to help safeguard the security and integrity of our customers’ data. We regularly review our security program. In addition, we regularly obtain third-party security audits and examinations of our technical operations and practices covering data security.

Part of our evolving operations strategy is the continued refinement of our hosting infrastructure to optimize for reliability, performance, and cost. We currently provide our services through a combination of co-located managed data centers and cloud infrastructure providers such as Amazon Web Services (AWS) and Google Cloud Platform. This hybrid approach to hosting our software gives us flexibility and elasticity to meet spikes in demand and satisfy customer and regional specific requirements.

Customers

As of December 31, 2016, we had an aggregate of approximately 94,300 paid customer accounts using our family of products. This includes approximately 50,800 customer accounts for paid subscription plans for Zendesk Support (other than our legacy Starter plan) and approximately 41,300 customer accounts for paid subscription plans of Zendesk Chat. In addition, we had approximately 2,200 paid customer accounts on our other products, collectively, as of December 31, 2016.

Prior to purchase, we generally provide our prospective customers with the opportunity to try fully-functioning versions of our products for a free trial period. This is a central part of our business model as we believe customers should have the right to try products before being locked-into a subscription. Providing our customers with a free trial period exposes customers to our brand and establishes a relationship that can facilitate further adoption of our products as organizations grow in size and their needs become more complex.

Our customers are located in over 150 countries and territories and represent organizations across a broad array of sizes, industries, and geographies.

Research and Development

Our research and development organization is responsible for the development, design, and testing of all aspects of our products. We invest heavily in these efforts to continuously improve and innovate. In addition to our hosted software solution, we have developed multi-functional APIs that we utilize to build our products as well as facilitate integrations of our products with third-party applications.

Our global research and development team is primarily based in San Francisco, California; Copenhagen, Denmark; Melbourne, Australia; Dublin, Ireland; Singapore; Montpellier, France; and Metro Manila, Philippines. To foster rapid innovation, our research and development team is further apportioned into smaller, agile development teams.

We deploy new features, functionality, and technologies across our products through frequent software releases or updates in order to minimize disruption and provide for constant improvement.

To create a product roadmap that meets our customers’ needs, we emphasize collaboration during the development process. Customers provide input through feedback forums, dialogue with our product support and research and development teams, and feature utilization. As a result of using our products internally to support our customers, we also develop new or improved features based on our own employees’ feedback.

As of December 31, 2016, we had approximately 440 employees in our research and development organization. Our research and development expenses were $91.1 million, $62.6 million, and $36.4 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Sales and Marketing

Subscriptions to our products are designed to be easy to purchase. A substantial number of our customers subscribe to our products with limited or no direct interaction with our sales team.

We also deploy a direct sales approach, which includes a sales team based in three regional hubs: the Americas, EMEA (Europe, Middle East, and Africa), and APAC (Asia-Pacific). This team manages prospective and current customers, aiming to initiate, retain, and expand their use of our family of products over time, and is responsible for driving expansions and renewals of existing contracts. Our sales team also partners with sales and product engineers to provide pre-sales technical support to prospective customers.

We expect to continue increasing penetration into larger organizations through a land and expand strategy whereby we attempt to capitalize on the use of our products by a functional or geographic department to expand the use of our products throughout the organization. Through our sales team, we also seek to discover and work with a growing number of forward-thinking enterprises on larger initiatives to transform their approach to customer experience.

We also utilize indirect sales channels, including referral partners and resellers, as well as implementation partners. These channel partners provide additional sales coverage, particularly in geographic markets where we may have limited presence, as well as implementation services to our customers. Sales from indirect channels have not been significant to date, but we plan to continue investing in these relationships to help us in certain markets and to complement our direct sales efforts.

Our marketing efforts are focused on generating awareness of our products, creating sales leads, nurturing prospective customers through the process of product discovery and evaluation, establishing and promoting our brand, and cultivating a community of successful and vocal customers. Based on our belief that the best method to sell subscriptions to our products is to provide customers with the opportunity to actively use and explore our products’ capabilities, one focus of our marketing team is to drive and encourage free trials and the successful conversion of free trials to paid subscriptions. We utilize both online and offline marketing initiatives, including search engine and email marketing, display and video advertising, blogs, corporate communications, whitepapers, case studies, user events, conferences, and webinars.

As of December 31, 2016, we had approximately 480 employees in our sales and marketing organizations. Our sales and marketing expenses were $167.0 million, $114.1 million, and $77.9 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Product Support and Professional Services

We strive to exemplify the great customer service that organizations of all sizes can provide with our products by offering multi-channel service from our product support team, a rich self-help knowledge center with detailed product guides, and active community forums for agents, managers, and developers.

We offer different levels of product support based upon the subscription plans purchased by our customers. Regardless of the plan purchased, our products provide a unified intuitive interface, connectivity to our self-help knowledge base and community forums, and step-by-step tutorials to help users learn, use, and deploy our products effectively.

Along with our global partners, our professional services team assists our customers in implementing more complex deployments of our products. These services include mapping our products to new and existing business processes, data migration, and integration with existing systems. Service engagements are typically scoped on a time and materials or project milestone basis and billed separately from the subscription to our products.

Through our training platform, we offer courses to help our customers quickly learn how to effectively use our products as well as implement best practices. Courses are available online, in-person at events, and, as requested by certain customers, on-site. Our training sessions are typically targeted at specific levels of employee seniority and product experience, such as agent essentials or administrator expert, to more effectively tailor training to intended audiences.

Seasonality

Historically, we have experienced the highest demand for our products and services in our fourth quarter, which we believe is a result of industry buying patterns. For a more detailed discussion of the seasonality impacting our business, see the “Seasonality” discussion in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of this Annual Report on Form 10-K.

Competition

There are a number of established and emerging competitors in the broad market of customer engagement software. This market is fragmented, rapidly evolving, and highly competitive, with relatively low barriers to entry in some segments. We consider the principal competitive differentiators in our market to include:

•	Ease-of-deployment and use;

•	Enablement of customer communications across channels;

•	Availability of self-service options;

•	Data analytics and performance recommendations;

•	Mobile and multi-device capabilities;

•	Proactive outreach tools;

•	Customization and integration with third-party applications;

•	Brand recognition and thought leadership; and

•	Total cost of ownership for the customer (including software updates, ongoing maintenance, and consulting and system integration fees).

While we believe that we successfully compete with respect to these dynamics, given the large number, disparate sizes, and varying areas of focus of other companies with which we compete in the provision of customer engagement software, we may not always compare favorably with respect to some or all of the foregoing factors.

For small to medium-sized organizations, we often compete with general use computer applications and other tools that organizations have adapted for managing relationships with their customers, including shared accounts for email communication, phone banks for voice communication, and pen and paper, text editors, and spreadsheets for tracking and management. For larger organizations, we compete with custom software systems and large enterprise software vendors, including salesforce.com, Inc., Oracle Corporation, Verint Systems, Inc., and Microsoft Corporation. In addition, we compete with a number of smaller SaaS providers with focused applications competitive to one or more of our products, including applications developed by Freshdesk, Inc. and desk.com (a salesforce.com service) that compete with Zendesk Support. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our family of products to achieve or maintain more widespread market acceptance, any of which could harm our business.

In order to maintain and improve our competitive position in the market, we remain focused in our development, operations, and sales and marketing efforts on the evolving customer service needs of all organizations.

Intellectual Property

We rely on a combination of patent, trade secret, copyright, and trademark laws, a variety of contractual arrangements, such as license agreements, assignment agreements, confidentiality and non-disclosure agreements, and confidentiality procedures and technical measures to gain rights to and protect the intellectual property used in our business.

We have developed a patent program, and a strategy to identify, apply for, and secure patents for innovative aspects of our platform and technology. We have two issued U.S. patents and six U.S. patent applications pending. We also have one pending patent application outside of the United States. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost-effective.

We actively pursue registration of our trademarks, logos, service marks, and domain names in the United States and in other key jurisdictions. We are the registered holder of a variety of United States and international domain names that include the term Zendesk or certain variations. Our products and services utilize our “Zendesk” trademark as well as our logo and images.

We also rely on certain intellectual property rights that we license from third parties, including under certain open source licenses. Though such third-party technologies may not continue to be available to us on commercially reasonable terms, we believe that alternative technologies would be available to us.

Our policy is to require employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments, and other processes generated by them on our behalf and agreeing to protect our confidential information, and all of our key employees and contractors have done so. In addition, we generally enter into confidentiality agreements with our vendors and customers. We also control and monitor access to, and distribution of, our software, documentation, and other proprietary information.

Although we rely on intellectual property rights, including patents, trade secrets, copyrights, trademarks, a variety of contractual arrangements, and confidentiality procedures, we believe that factors such as the technical and creative skills of our personnel, development of new features and functionality, and frequent enhancements to our products are more fundamental to establishing and maintaining our technology leadership position.

Culture and Employees

As a company we are highly focused on our customers and their success. To support this focus, we highly value simplicity, agility, sincerity, as well as a sense of humor and humility often absent from enterprises that sell business software. These values guide our communication, work, and company culture and are a cornerstone of the team of employees that we have assembled and seek to develop. We are a global and diverse group of individuals that strive to balance work with play and that focus on big-scale thinking.

We believe strongly in our obligation to participate in and improve the communities where we work and live. We do this through an active program of corporate social responsibility. In 2015, we launched the Zendesk Neighbor Foundation, a nonprofit organization dedicated to providing financial and strategic support to organizations that operate near our offices around the world. We have committed to provide a $1 donation to the Zendesk Neighbor Foundation for every new agent added during the first year of a new subscription to paid subscription plans on Zendesk Support and Chat. In addition, we have entered into and implemented a series of community benefits agreements, including agreements relating to extensive volunteer efforts, workforce development and training, financial support for critical community programs, and promotion of local arts and culture, with the communities in which our offices are located and our employees live and work.

As of December 31, 2016, we had approximately 1,630 employees, including approximately 730 employees located outside the United States. Although we have statutory employee representation obligations in certain countries, our U.S. employees are not represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

Our customers, and those with whom they communicate using our products, upload and store customer service and other data into our products and provide access to their data sources to our products, generally without any restrictions imposed by us. This presents legal challenges to our business and operations, such as rights of privacy related to the content loaded into our products. Both in the United States and internationally, we must monitor and comply with a host of legal concerns regarding the data stored and processed in our products as well as the operation of our business.

We are subject to data privacy and security regulation by data protection authorities in countries throughout the world, by the U.S. federal government, and by the states in which we conduct our business. In recent years, there have been a number of well-publicized data breaches involving the improper use and disclosure of personal information of individuals. Many governing authorities have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and public officials or amending existing laws to expand compliance obligations. In the European Union, U.S. companies must meet specified privacy and security standards, such as the Directive 95/46/EC, or the Directive, which governs the protection of individuals with regard to the processing of personally identifiable information, or PII, and on the free movement of such data established in the European Union to certain non-EU countries, such as the United States. Additionally, the data protection laws of each of the European Member countries require comprehensive information privacy and security protections for consumers with respect to PII collected about them. On February 2, 2016, European Union and U.S. officials announced an agreement, the EU-U.S. Privacy Shield, or the Privacy Shield, as a means for legitimating the transfer of PII by U.S. companies doing business in Europe from the European Economic Area to the U.S. We have certified compliance with the Privacy Shield. We have and expect to continue to engage in efforts to ensure that data transfers from the European Economic Area comply with the Directive, the Privacy Shield, and the data protection legislation of individual member states.

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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. We have used, and intend to continue to use, our investor relations website, as well as our Twitter account (@Zendesk), as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
Item 1A. Risk Factors.
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this report, and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition, or operating results could differ materially from the plans, projections, and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition, or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.
Risks Related to Our Business
We derive, and expect to continue to derive, substantially all of our revenue and cash flows from Zendesk Support. If we fail to adapt this product to changing market dynamics and customer preferences or to achieve increased market acceptance of Support, our business, results of operations, financial condition, and growth prospects would be harmed.

We derive, and expect to continue to derive, substantially all of our revenue and cash flows from sales of subscriptions to Zendesk Support. As such, the market acceptance of this product is critical to our success. Demand for our products, including Support, is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our products by customers for existing and new use cases, the timing of development and release of new products, features, and functionality introduced by our competitors, technological change, and growth or contraction in our addressable market. We expect that an increasing focus on the customer experience and the growth of various communications channels will profoundly impact the market for customer support software and blur distinctions between traditionally separate systems for customer support, marketing automation, and customer relationship management, enabling new competitors to emerge. If we are unable to meet customer demands to improve relationships between organizations and their customers through flexible solutions designed to address all these needs or otherwise achieve more widespread market acceptance of our products, including Support, our business, results of operations, financial condition, and growth prospects will be adversely affected.
We have a history of losses and we expect our revenue growth rate to decline. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain our profitability.
We have incurred net losses in each year since our inception, including net losses of $24.5 million in each of the three months ended December 31, 2016 and 2015 and net losses of $103.8 million and $84.1 million for the fiscal years ended December 31, 2016 and 2015, respectively. We had an accumulated deficit of $319.7 million at December 31, 2016. For the three months ended December 31, 2016 and 2015, our revenue was $88.6 million and $62.6 million, respectively, representing a 41.5% growth rate. For the fiscal years ended December 31, 2016 and 2015, our revenue was $312.0 million and $208.8 million, respectively, representing a 49.4% growth rate. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

•
development of our family of products, including investments in our research and development team, the development or acquisition of new products, features, and functionality, and improvements to the scalability, availability, and security of our products;

•
our technology infrastructure, including investments in our self-managed and third-party managed hosting facilities, enhancements to our network operations and infrastructure, and hiring of additional employees for our operations team;

•	sales and marketing, including an expansion of our direct sales organization;

•	additional international expansion in an effort to increase our customer base and sales; and

•	general administration, including legal, accounting, and other expenses related to being a public company.
These investments may not result in increased revenue or growth of our business. If we fail to continue to grow our revenue, our operating results and business would be harmed.
We have a limited operating history, which makes it difficult to evaluate our prospects and future operating results.
We incorporated and launched our first product in 2007. As a result of our limited operating history, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth has been inconsistent, and should not be considered indicative of our future performance. Further, in future periods, our revenue could decline for a number of reasons, including any reduction in demand for our products, increased competition, contraction of our overall market, or our failure, for any reason, to capitalize on growth opportunities. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.
If we are not able to develop enhancements to our products or introduce new products and services that achieve market acceptance and that keep pace with technological developments, our business would be harmed.

Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our products and to introduce new products and services. In order to grow our business, we must develop products and services that reflect the changing nature of customer service, and expand beyond customer service to other areas of improving relationships between organizations and their customers. The success of any enhancement to our products depends on several factors, including timely completion, adequate quality testing, and market acceptance. Any new product or service that we develop may not be introduced in a timely or cost-effective manner, may contain defects, or may not achieve the market acceptance necessary to generate sufficient revenue. If we are unable to successfully develop new products or services, enhance our existing products to meet customer requirements, or otherwise gain market acceptance, our business and operating results will be harmed.
Because our products are available over the Internet, we need to continuously modify and enhance them to keep pace with changes in Internet-related hardware, software, communications, and database technologies and standards. If we are unable to respond in a timely and cost-effective manner to these rapid technological developments and changes in standards, our products may become less marketable, less competitive, or obsolete, and our operating results will be harmed.
If we fail to effectively manage our growth and organizational change in a manner that preserves the key aspects of our culture, our business and operating results could be harmed.
We have experienced and may continue to experience rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from approximately 1,270 employees as of December 31, 2015 to approximately 1,630 employees on December 31, 2016. In addition, we have established subsidiaries in Denmark, the United Kingdom, Australia, Ireland, Japan, the Philippines, Brazil, Germany, and India since our inception in 2007, and, as a result of acquisitions we also have subsidiaries in Singapore and France. We expect to continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of customers, end users, transactions, and data that our products support. Finally, our organizational structure is becoming more complex and we may need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures, to manage this complexity. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, simplicity in design, and attention to customer satisfaction that has been critical to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.
The market for customer service solutions is fragmented, rapidly evolving, and highly competitive, with relatively low barriers to entry. Among the small to medium sized organizations that make up a large proportion of our customers, we often compete with general use computer applications and other tools, which these organizations use to provide support and which can be deployed for little or no cost. These include shared accounts for email communication, phone banks for voice communication, and pen and paper, text editors, and spreadsheets for tracking and management. With respect to larger organizations and enterprises seeking to deploy a customer service software system, we have many competitors that are larger than us and which have greater name recognition, much longer operating histories, more established customer relationships, larger marketing budgets, and significantly greater resources than we do.
Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. With the introduction of new technologies, the evolution of our products, and new market entrants, we expect competition to intensify in the future. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our products to achieve or maintain more widespread market acceptance, any of which could harm our business.

We face competition from in-house software systems, large integrated systems vendors, and smaller companies offering alternative SaaS applications. Our competitors vary in size and in the breadth and scope of the products and services they offer. For larger organizations, we compete with custom software systems and large enterprise software vendors such as salesforce.com, Inc., Oracle Corporation, Verint Systems, Inc., and Microsoft Corporation, each of which can bundle competing products and services with other software offerings, or offer them at a low price as part of a larger sale. In addition, we compete with a number of other SaaS providers with focused applications competitive to one or more of our products, including applications developed by Freshdesk, Inc. and desk.com (a salesforce.com service) that compete with Support. Further, other established SaaS providers not currently focused on the functionality that our products provide may expand their services to compete with us. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Additionally, some existing and potential customers, particularly large organizations, have elected, and may in the future elect, to develop their own internal customer support software system. Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult for us to compete with them. For all of these reasons, we may not be able to compete successfully against our current and future competitors or retain existing customers, which would harm our business.
If the market for SaaS business software applications develops more slowly than we expect or declines, our business would be adversely affected.
The market for SaaS business software applications is less mature than the market for on-premise business software applications, and the adoption rate of SaaS business software applications may be slower among subscribers in industries with heightened data security interests or business practices requiring highly customizable application software. Our success will depend to a substantial extent on the widespread adoption of SaaS business applications in general, and of SaaS customer service applications in particular. Many organizations have invested substantial personnel and financial resources to integrate traditional on-premise business software applications into their businesses, and therefore may be reluctant or unwilling to migrate to SaaS applications. It is difficult to predict customer adoption rates and demand for our products, the future growth rate and size of the SaaS business applications market, or the entry of competitive applications. The expansion of the SaaS business applications market depends on a number of factors, including the cost, performance, and perceived value associated with SaaS, as well as the ability of SaaS providers to address data security and privacy concerns. Additionally, government agencies have adopted, or may adopt, laws and regulations regarding the collection, use, and transfer of personal information obtained from consumers and other individuals, or may seek to access information on our platform, either of which may reduce the overall demand for our products. If we or other SaaS providers experience data security incidents, loss of customer data, disruptions in delivery, or other problems, the market for SaaS business applications, including our products, may be negatively affected. If SaaS business applications do not continue to achieve market acceptance, if there is a reduction in demand for SaaS business applications caused by a lack of customer acceptance, or if there are technological challenges, weakening economic conditions, data security or privacy concerns, governmental regulation, competing technologies and products, or decreases in information technology spending, it would result in decreased revenue and our business would be adversely affected.

We may not be able to successfully introduce and market new products or integrate such new products into our infrastructure, which could negatively impact our future sales and results of operations.
Our ability to successfully introduce and market new products, as well as integrate such new products into a shared services infrastructure, is unproven. Because we have a limited operating history and the market for our products, including newly acquired or developed products, is rapidly evolving, it is difficult for us to predict our operating results, particularly with respect to any new products that we may introduce. Our business depends in part on our ability to identify future products that both complement existing products and respond to our customers’ needs. Our customers also expect that new products will integrate with existing products that we currently offer. If we are not able to successfully introduce and commercialize new products that respond to customers' needs, or to fully integrate such new products into our infrastructure, our business could be harmed. Furthermore, the success of our new products will depend on market demand, and there is a risk that new products and services we introduce will not deliver expected results, which could negatively impact our future sales and results of operations.
If our network or computer systems are breached or unauthorized access to customer data is otherwise obtained, our products may be perceived as insecure, we may lose existing customers or fail to attract new customers, and we may incur significant liabilities.

Use of our products involves the storage, transmission, and processing of our customers’ proprietary data, including personal or identifying information regarding their customers or employees. Unauthorized access to or security breaches of our products could result in the loss of data, loss of intellectual property or trade secrets, loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, or indemnity obligations. Furthermore, if our network or computer systems are breached or unauthorized access to customer data is otherwise obtained, we may be held responsible for damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities. Notifications related to a security breach regarding or pertaining to any of such service providers could impact our reputation, harm customer confidence, hurt our sales and expansion into new markets, or cause us to lose existing customers. We have incurred, and expect to continue to incur, significant expenses to prevent, investigate, and remediate security breaches and vulnerabilities, including deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants. Our errors and omissions insurance coverage covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all liability.
We have previously experienced significant breaches and identified significant vulnerabilities of our security measures and the security measures deployed by third-party vendors upon which we rely, and our products are at risk for future breaches as a result of third-party action, employee, vendor, or contractor error, malfeasance, or other factors.
New products and services, including newly acquired products and services, may rely on systems, networks, personnel, equipment, and vendors utilized to provide that may initially be different from those utilized in connection with our existing products and may not have been subject to the same security reviews and assessments as those used to provide our existing products. Any failure to complete these security reviews and assessments and to implement improvements to the security measures deployed to protect our new products in a timely manner could increase our risk of a security breach with respect to these products, which would harm our reputation and our business as a whole.
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
Because data security is a critical competitive factor in our industry, we make numerous statements in our privacy policies, terms of service and data processing agreements, through our certifications to privacy standards, and in our marketing materials, providing assurances about the security of our products, including detailed descriptions of security measures we employ. Should any of these statements be untrue or become untrue, even through circumstances beyond our reasonable control, we may face claims of misrepresentation or deceptiveness by the U.S. Federal Trade Commission, state and foreign regulators, and private litigants.
Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results.
Our continued growth depends in part on the ability of our existing and potential customers to access our products at any time and within an acceptable amount of time. Our products are proprietary, and we rely on the expertise of members of our engineering, operations, and software development teams for their continued performance. We have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users simultaneously accessing our products, distributed denial of service attacks, or other security related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our products become more complex and our user traffic increases. If any of our products is unavailable or if our users are unable to access our products within a reasonable amount of time or at all, our business would be negatively affected. In addition, a significant portion of our infrastructure does not currently support the mirroring of data. Therefore, in the event of any of the factors described above, or certain other failures of our infrastructure, customer data may be permanently lost. Moreover, some of our customer agreements and certain subscription plans include performance guarantees and service level standards that obligate us to provide credits or termination rights in the event of a significant disruption in our services. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

Real or perceived errors, failures, or bugs in our products could adversely affect our operating results and growth prospects.
Because our products are complex, undetected errors, failures, vulnerabilities, or bugs may occur, especially when updates are deployed. Our products are often used in connection with large-scale computing environments with different operating systems, system management software, equipment, and networking configurations, which may cause errors or failures of our products or other aspects of the computing environment into which they are deployed. In addition, deployment of our products into complicated, large-scale computing environments may expose undetected errors, failures, vulnerabilities, or bugs in our products. We have discovered, and expect to continue to discover, software errors, failures, vulnerabilities, and bugs in our products, some of which have or may only be discovered and remediated after deployment to customers. Real or perceived errors, failures, vulnerabilities, or bugs in our products could result in negative publicity, loss of or delay in market acceptance of our products, loss of competitive position, or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem.
Incorrect or improper implementation or use of our products could result in customer dissatisfaction and negatively affect our business, results of operations, financial condition, and growth prospects.
Our products are deployed in a wide variety of technology environments and into a broad range of complex workflows. Increasingly, our products have been, and will continue to be, integrated into large-scale, complex technology environments and specialized use cases, and we believe our future success will depend on our ability to increase use of our products in such deployments. We often assist our customers in implementing our products, but many customers attempt to implement deployments, including complex deployments, themselves. If we or our customers are unable to implement our products successfully, or are unable to do so in a timely manner, customer perceptions of our products and of our company may be impaired, our reputation and brand may suffer, and customers may choose not to renew or expand the use of our products.
Our customers and third-party partners may need training in the proper use of our products to maximize their potential. If our products are not implemented or used correctly or as intended, inadequate performance may result. Because our customers rely on our products to manage a wide range of operations and to drive a number of their internal processes, the incorrect or improper implementation or use of our products, our failure to train customers on how to efficiently and effectively use our products, or our failure to provide adequate product support to our customers, may result in negative publicity or legal claims against us. Also, as we continue to expand our customer base, any failure by us to properly provide these services will likely result in lost opportunities for additional subscriptions to our products.
Any failure to offer high-quality product support may adversely affect our relationships with our customers and our financial results.
In deploying and using our products, our customers depend on our product support team to resolve complex technical and operational issues. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for product support. We also may be unable to modify the nature, scope, and delivery of our product support to compete with changes in product support services provided by our competitors. Increased customer demand for product support, without corresponding revenue, could increase costs and adversely affect our operating results. Our sales are highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality product support, or a market perception that we do not maintain high-quality product support, could adversely affect our reputation, our ability to sell our products to existing and prospective customers, and our business, operating results, and financial position.
We depend on our executive officers and other key employees and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could adversely affect our business.
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team and on individual contributors in the areas of research and development, operations, security, marketing, sales, support, and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. In 2016, we added three new members to our senior management team, including a new Chief Financial Officer.
We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period of time and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers, especially our Chief Executive Officer, or other key employees could have an adverse effect on our business.

In addition, to execute on our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, is intense, especially for engineers experienced in designing and developing software and SaaS applications and experienced sales professionals. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. For example, certain domestic immigration laws restrict or limit our ability to recruit internationally. Any changes to U.S. immigration policies that restrain the flow of technical and professional talent may inhibit our ability to recruit and retain highly qualified employees. Additionally, many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived or actual value of our equity awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.
We are highly dependent upon free trials of our products and other inbound lead generation strategies to drive our sales and revenue. If these strategies fail to continue to generate sales opportunities or do not convert into paying customers, our business and results of operations would be harmed.
We are highly dependent upon our marketing strategy of offering free trials of our products and other inbound lead generation strategies to generate sales opportunities. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. Many early users never convert from the trial version of a product to a paid version of such product. Further, we often depend on individuals within an organization who initiate the trial versions of our products being able to convince decision makers within their organization to convert to a paid version. Many of these organizations have complex and multi-layered purchasing requirements. To the extent that these users do not become, or are unable to convince others to become, paying customers, we will not realize the intended benefits of this marketing strategy and our ability to grow our revenue will be adversely affected.
We face a number of risks in our strategy to increasingly target larger organizations for sales of our products and, if we do not manage these efforts effectively, our business and results of operations could be adversely affected.
As we target more of our sales efforts to larger organizations, we expect to incur higher costs and longer sales cycles and we may be less effective at predicting when we will complete these sales. In this market segment, the decision to subscribe to one or more of our products may require the approval of a greater number of technical personnel and management levels within a potential customer’s organization than we have historically encountered, and if so, these types of sales would require us to invest more time educating these potential customers on the benefits of our products. In addition, larger organizations may demand more features and integration services. We have limited experience in developing and managing sales channels and distribution arrangements for larger organizations. As a result of these factors, these sales opportunities may require us to devote greater research and development, sales, product support, and professional services resources to individual customers, resulting in increased costs and reduced profitability, and would likely lengthen our typical sales cycle, which could strain our resources. Moreover, these transactions may require us to delay recognizing the associated revenue we derive from these customers until any technical or implementation requirements have been met, and larger customers may demand discounts to the subscription prices they pay for our products. Furthermore, because we have limited experience selling to larger organizations, our investment in marketing our products to these potential customers may not be successful, which could harm our results of operations and our overall ability to grow our customer base. Following sales to larger organizations, we may have fewer opportunities to expand usage of our products or to sell additional functionality, and we may experience increased subscription terminations as compared to our experience with smaller organizations, any of which could harm our results of operations.
Failure to effectively expand our sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products.

Increasing our customer base and achieving broader market acceptance of our products will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain certain of our new customers, including larger organizations. We plan to continue to expand our direct sales force both domestically and internationally to increase our sales capacity. During the twelve months ended December 31, 2016, our sales and marketing organization increased by approximately 90 employees to approximately 480 employees. There is significant competition for experienced sales and marketing professionals with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales and marketing professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Our recent hires and planned hires may not become as productive as we anticipate as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. We cannot predict whether, or to what extent, our sales will increase as we expand our sales and marketing functions or how long it will take for new personnel to become productive. Our business will be harmed if our sales and marketing efforts do not generate a significant increase in revenue.
We employ a pricing model that subjects us to various challenges that could make it difficult for us to derive sufficient value from our customers.
We generally charge our customers for their use of our products based on the number of users they enable as “agents” to provide customer service under their customer account, as well as the features and functionality enabled. The features and functionality we provide within our products enable our customers to promote customer self-service and otherwise efficiently and cost-effectively address product support requests without the need for substantial human interaction. As a result of these features, customer agent staffing requirements may be minimized and our revenue may be adversely impacted. Additionally, we generally require a separate subscription to enable the functionality of each of our products. We do not know whether our current and potential customers or the market in general will accept this pricing model and, if it fails to gain acceptance, our business and results of operations could be harmed.
Our terms of service generally prohibit the sharing of user logins and passwords. These restrictions may be improperly circumvented or otherwise bypassed by certain users and, if they are, we may not be able to capture the full value of the use of our products. We license access and use of our products exclusively for our customers’ internal use. If customers improperly resell or otherwise make our products available to their customers, it may cannibalize our sales or commoditize our products in the market. Additionally, if a customer that has received a volume discount from us offers our products to its customers in violation of our terms of service, we may experience price erosion and be unable to capture sufficient value from the use of our products by those customers.
While our terms of service provide us the ability to enforce our terms, our customers may resist or refuse to allow us to audit their usage, in which case we may have to pursue legal recourse to enforce our rights. Any such enforcement action would require us to spend money, distract management, and potentially adversely affect our relationship with our customers.
We do not have the history with our subscription or pricing models that we need to accurately predict optimal pricing necessary to attract new customers and retain existing customers.
We have limited experience with respect to determining the optimal prices for our products and, as a result, we have in the past and expect in the future that we will need to change our pricing model from time to time. As the market for our products matures, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically. Pricing decisions may also impact the mix of adoption among our subscription plans and negatively impact our overall revenue. Moreover, larger organizations may demand substantial price concessions. As a result, in the future we may be required to reduce our prices, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.
Our financial results may fluctuate due to increasing variability in our sales cycles.
We plan our expenses based on certain assumptions about the length and variability of our sales cycle. These assumptions are based upon historical trends for sales cycles and conversion rates associated with our existing customers, many of whom to date have been small to medium-sized organizations that make purchasing decisions with limited interaction with our sales or other personnel. As we continue to become more dependent on sales to larger organizations, we expect our sales cycles to lengthen and become less predictable. This may adversely affect our financial results. Factors that may influence the length and variability of our sales cycle include:

•	the need to educate prospective customers about the uses and benefits of our products;

•	the discretionary nature of purchasing and budget cycles and decisions;

•	the competitive nature of evaluation and purchasing processes;

•	announcements or planned introductions of new products, features, or functionality by us or our competitors; and

•	lengthy purchasing approval processes.
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
Our quarterly financial results may fluctuate as a result of a variety of other factors, many of which are outside of our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our common stock could decline substantially. Some of the important factors that may cause our revenue, operating results, and cash flows to fluctuate from quarter to quarter include:

•	our ability to attract new customers, retain and increase sales to existing customers, and satisfy our customers’ requirements;

•	the number of new employees added to our company in a given period;

•	the rate of expansion and productivity of our sales force;

•	changes in our or our competitors’ pricing policies;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	new products, features, or functionalities introduced by our competitors;

•	significant security breaches, technical difficulties, or interruptions to our products;

•	the timing of customer payments and payment defaults by customers;

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
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for business software applications and services generally and for customer service systems in particular. In addition, our revenue is dependent on the number of users of our products at each of our customers, which in turn is influenced by the employment and hiring patterns of our customers. To the extent that weak economic conditions cause our customers and prospective customers to freeze or reduce their hiring for personnel providing service and support, demand for our products may be negatively affected. Historically, during economic downturns there have been reductions in spending on information technology and customer service systems as well as pressure for extended billing terms and other financial concessions. If economic conditions deteriorate, our customers and prospective customers may elect to decrease their information technology and customer service budgets, which would limit our ability to grow our business and negatively affect our operating results.

Our business depends substantially on our customers renewing their subscriptions, expanding the use of their subscriptions, and purchasing subscriptions for additional products from us. Any decline in our customer retention or expansion, or any failure by us to sell subscriptions to additional products to existing customers, would harm our future operating results.
In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions when the initial contract term expires, and add additional authorized agents to their customer accounts. Even though the majority of our revenue is derived from subscriptions to our products that have terms longer than one month, a significant portion of the subscriptions to our products have monthly terms. Our customers have no obligation to renew their subscriptions, and our customers may not renew subscriptions with a similar contract period or with the same or a greater number of agents. Some of our customers have elected not to renew their agreements with us and we do not have enough history to accurately predict long-term customer retention. Additionally, our future success is also substantially dependent on our ability to expand our existing customers' use of our products by expanding the number of products to which such customers subscribe. This may require increasingly sophisticated and costly sales efforts and may not result in additional sales.
Our customer retention and our ability to sell additional products to existing customers may be impacted by a number of factors, including our customers’ satisfaction with our products, our product support, our prices, the prices of competing software systems, mergers and acquisitions affecting our customer base, the effects of global economic conditions, or reductions in our customers’ spending levels. In addition, the rate at which our existing customers purchase subscriptions to additional products depends on a number of factors, including the perceived need for additional products to build better relationships between organizations and their customers. If our customers do not renew their subscriptions, renew on less favorable terms, fail to add more agents, or fail to purchase subscriptions to additional products, our revenue may decline, and we may not realize improved operating results from our customer base.
If we are unable to develop and maintain successful relationships with channel partners, our business, operating results, and financial condition could be adversely affected.
To date, we have been primarily dependent on our direct sales force to sell subscriptions to our products. Although we have developed certain channel partners, such as referral partners, resellers, and integration partners, these channels have resulted in limited revenue to date. We believe that identifying, developing, and maintaining strategic relationships with additional channel partners are important to driving revenue growth for our company. Our agreements with our existing channel partners are non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with ours. They may also cease marketing our products with limited or no notice and with little or no penalty. We expect that any additional channel partners we identify and develop will be similarly non-exclusive and not bound by any requirement to continue to market our products. If we fail to identify additional channel partners, in a timely and cost-effective manner, or at all, or are unable to assist our current and future channel partners in independently selling and deploying our products, our business, results of operations, and financial condition could be adversely affected. Additionally, customer retention and expansion attributable to customers acquired through our channel partners may differ significantly from customers acquired through our direct sales efforts. If our channel partners do not effectively market and sell our products, or fail to meet the needs of our customers, our reputation and ability to grow our business may also be adversely affected.
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

We believe that maintaining and enhancing our reputation as a differentiated and category-defining company in customer service is critical to our relationships with our existing customers and to our ability to attract new customers. The successful promotion of our brand attributes will depend on a number of factors, including our marketing efforts, our ability to continue to develop high-quality software, and our ability to successfully differentiate our products from competitive products and services. We are highly dependent upon “consumer” tactics, including an emphasis on simplicity and a sense of humor in our advertising, to build our brand and develop brand loyalty. In October 2016, we launched an updated corporate brand for our family of products, which required us, and may continue to require us, to engage in new marketing and promotional activities that may be expensive and divert the time and attention of our management and sales and marketing organization. We do not have sufficient history to know if any of our brand promotion activities will ultimately be successful or yield increased revenue relative to traditional enterprise software marketing strategies. In addition, independent industry analysts often provide reviews of our products, as well as products and services offered by our competitors, and perception of our products in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and services, our brand may be adversely affected. It may also be difficult to maintain and enhance our brand, specifically following the launch of our updated corporate brand, in connection with sales through channel or strategic partners.
The promotion of our brand requires us to make substantial expenditures, and we anticipate that these expenditures will continue to increase following the launch of our updated corporate brand, as our market becomes more competitive, as we expand into new markets, and as more sales are generated through our channel partners. To the extent that these activities yield increased revenue, this revenue may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand or adequately promote our updated corporate brand, our business may not grow, we may have reduced pricing power relative to competitors, and we could lose customers or fail to attract potential customers, all of which would adversely affect our business, results of operations, and financial condition.
Our international sales and operations subject us to additional risks that can adversely affect our business, operating results, and financial condition.
In the three months ended December 31, 2016 and 2015, we derived 46% and 44% of our revenue from customers located outside of the United States, respectively, and for each of the fiscal years ended December 31, 2016 and 2015, we derived 46% and 44% of our revenue from customers located outside of the United States, respectively. We are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and product support operations in the United States and certain countries across Europe, Australia, Asia, and South America. Our sales organization outside the United States is substantially smaller than our sales organization in the United States and to date a very limited portion of our sales has been driven by resellers or other channel partners. We believe our ability to convince new customers to subscribe to our products or to convince existing customers to renew or expand their use of our products is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.
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

•
compliance with laws and regulations for foreign operations, including anti-bribery laws (such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. Travel Act, and the U.K. Bribery Act 2010), import and export controls laws, tariffs, trade barriers, economic sanctions, and other regulatory or contractual limitations on our ability to sell our products in certain foreign markets, and the risks and costs of non-compliance;

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
Compliance with laws and regulations applicable to our international operations substantially increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with new or revised government requirements as they change from time to time. Failure to comply with these regulations could have adverse effects on our business. Additionally, in many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. or other regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, partners, and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, partners, or agents could result in delays in revenue recognition, financial reporting misstatements, enforcement actions, disgorgement of profits, fines, civil and criminal penalties, damages, injunctions, other collateral consequences, or the prohibition of the importation or exportation of our products and services and could adversely affect our business and results of operations.
We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.
We are subject to U.S. export controls, and we incorporate encryption technology into our products that is enabled through mobile applications and other software we may be deemed to export. These encryption products and the underlying technology may be exported outside of the U.S. only with the required export authorizations, including by license, a license exception, or other appropriate government authorizations, including the filing of an encryption registration. We previously deployed mobile applications prior to obtaining the required export authorizations. Accordingly, we have not fully complied with applicable encryption controls in U.S. export administration regulations.
Furthermore, U.S. export controls laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, territories, and persons targeted by U.S. sanctions. While we are currently taking precautions to prevent our products from being enabled by persons targeted by U.S. sanctions, including IP blocking and periodic customer screening against U.S. government lists of prohibited persons, such measures may be circumvented. Given the technical limitations in developing measures that will prevent access to internet based services from particular geographies or by particular individuals, we have previously identified and expect we will continue to identify customer accounts for our products that we suspect originate from countries which are subject to U.S. embargoes.
We are aware that trials of and subscriptions to our products have been initiated by persons and organizations in countries that are the subject of U.S. embargoes. Our provision of services in these instances was likely in violation of U.S. export controls and sanctions laws. We have terminated the accounts of such organizations as we have become aware of them, implemented certain measures designed to prevent future unauthorized access by such persons and organizations, and filed voluntary self disclosures with the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, and the U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC, concerning prior potential violations. With respect to these matters, each of BIS and OFAC completed its investigations, and no monetary penalties or other sanctions were imposed.
If we are found to be in violation of U.S. sanctions or export controls laws, it could result in fines or penalties for us and for individuals, including civil penalties of up to $250,000 or twice the value of the transaction, whichever is greater, per violation, and in the event of conviction for a criminal violation, fines of up to $1 million and possible incarceration for responsible employees and managers for willful and knowing violations. Each instance in which we provide services through our products or in which unlicensed encryption functionality software is downloaded may constitute a separate violation of these laws.
If our channel partners fail to obtain appropriate import, export, or re-export licenses or permits, we may also be adversely affected, through reputational harm as well as other negative consequences, including government investigations and penalties. We presently incorporate sanctions compliance requirements in our channel partner agreements for our products. Complying with export controls and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Failure to comply with exports control and sanctions regulations for a particular sale may expose us to government investigations and penalties, which could have an adverse effect on our business, operating results, and financial condition.
In addition, various countries regulate the import of certain encryption technology, including import permitting and licensing requirements, and have enacted laws that could limit our ability to offer or distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or future changes in export and import regulations may create delays in the introduction of our products in international markets or prevent our customers with international operations from deploying our products globally. Any change in export or import regulations, economic sanctions, or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business operations and financial results.
We recognize revenue over the term of our customer contracts. Consequently, downturns or upturns in new sales may not be immediately reflected in our operating results and may be difficult to discern.
We generally recognize subscription revenue from customers ratably over the terms of their contracts and a majority of our revenue is derived from subscriptions that have terms longer than one month. As a result, a portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions with terms that are longer than one month in any single quarter may have a small impact on our revenue results for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our products, and potential changes in our pricing policies or rate of expansion or retention, may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, because we believe a substantial percentage of subscriptions to our products are shorter than many comparable SaaS companies and because we have many variations of billing cycles, our deferred revenue may be a less meaningful indicator of our future financial results as compared to other SaaS companies. A significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with the applicable customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.
Certain of our operating results and financial metrics may be difficult to predict as a result of seasonality.
We have experienced, and expect to continue to experience in the future, seasonality in our business, and our operating results and financial condition may be affected by such trends in the future. We generally experience seasonal fluctuations in demand for our products and services, and believe that our quarterly sales are affected by industry buying patterns. For example, we typically have customers who add flexible agents when they need more capacity during busy periods, especially in the fourth quarter, and then subsequently scale back in the first quarter of the following year. We believe that the seasonal trends that we have experienced in the past may continue for the foreseeable future.Additionally, since a large percentage of our subscriptions are monthly, customers are able to increase and decrease the number of authorized agents for whom they require a subscription quickly and easily, thereby potentially increasing the impact of seasonality on our revenue. Seasonality within our business may be reflected to a much lesser extent, and sometimes may not be immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of our agreement. To the extent we experience this seasonality, it may cause fluctuations in our operating results and financial metrics, and make forecasting our future operating results and financial metrics difficult. Additionally, we do not have sufficient experience in selling certain of our products to determine if demand for these services are or will be subject to material seasonality.

Our ongoing and planned investments in self-managed colocation data centers and expenditures on third-party managed hosting services are expensive and complex, have resulted, and will result, in a negative impact on our cash flows, and may negatively impact our financial results.
We have made and will continue to make substantial investments in our self-managed colocation data centers and expenditures for third-party managed hosting services to support our growth and provide enhanced levels of service to our customers. We recently decreased the amount of capital expenditures on hosting equipment for use in our self-managed colocation data centers as we transition to greater dependence on managed hosting services, but expect to continue to incur significant expense to operate and maintain our self-managed colocation data centers. We employ a hybrid hosting model in which we utilize managed hosting services, where a third party manages most aspects of our hosting operations, and self-managed colocation data centers, where we have more direct control over the hosting infrastructure and its operation. This has and may continue to have a negative impact on our cash flows and gross profit. If we are required to make larger investments in our self-managed colocation data centers than we anticipated or if costs associated with managed hosting services utilized to support our growth are greater than expected, the negative impact on our operating results would likely exceed our initial expectations. Furthermore, if we determine to no longer utilize our self-managed colocation data centers, we may be forced to accelerate expense recognition as a result of the shorter estimated life of such assets.
Our business and growth depend in part on the success of our strategic relationships with third parties, including technology partners, channel partners, and professional services partners.
We depend on, and anticipate that we will continue to depend on, various third-party relationships in order to sustain and grow our business. We are highly dependent upon third-party technology partners for certain critical features and functionality of our platform. For example, the features available on Zendesk Talk are highly dependent on our technology integration with Twilio, Inc. Failure of this or any other technology provider to maintain, support, or secure its technology platforms in general, and our integrations in particular, or errors or defects in its technology, could materially and adversely impact our relationship with our customers, damage our reputation and brand, and harm our business and operating results. Any loss of the right to use any of this hardware or software could result in delays or difficulties in our ability to provide our products until equivalent technology is either developed by us or, if available, identified, obtained, and integrated.
For deployments of our products into complex technology environments and workflows, we are highly dependent on third-party implementation consultants to provide professional services to our customers. The failure of these third-party consultants to perform their services adequately may disrupt or damage the relationship between us and our customers, damage our brand, and harm our business.
Identifying, negotiating, and documenting relationships with strategic third parties such as technology partners and implementation providers require significant time and resources. In addition, integrating third-party technology is complex, costly, and time-consuming. Our agreements with technology partners and implementation providers are typically limited in duration, non-exclusive, and do not prohibit them from working with our competitors or from offering competing services. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our products.
If we are unsuccessful in establishing or maintaining our relationships with these strategic third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results would suffer. Even if we are successful, we cannot assure you that these relationships will result in improved operating results.
If we fail to integrate our products with a variety of operating systems, software applications, and hardware that are developed by others, our products may become less marketable, less competitive, or obsolete, and our operating results would be harmed.
Our products must integrate with a variety of network, hardware, and software platforms, and we need to continuously modify and enhance our products to adapt to changes in cloud-enabled hardware, software, networking, browser, and database technologies. In particular, we have developed our products to be able to easily integrate with third-party SaaS applications, including the applications of software providers that compete with us, through the interaction of application platform interfaces, or APIs. To date, we have not typically relied on a long-term written contract to govern our relationship with these providers. Instead, we are typically subject to the standard terms and conditions for application developers of such providers, which govern the distribution, operation, and fees of such software systems, and which are subject to change by such providers from time to time. To the extent that we do not have long-term written contracts to govern our relationship with these providers, we rely on the fact that the providers of such software systems continue to allow us access to their APIs to enable these customer integrations. Our business may be harmed if any provider of such software systems:

•	discontinues or limits our access to its APIs;

•	modifies its terms of service or other policies, including fees charged to, or other restrictions on, us or other application developers;

•	changes how customer information is accessed by us or our customers;

•	establishes more favorable relationships with one or more of our competitors; or

•	otherwise favors its own competitive offerings over ours.
We believe a significant component of our value proposition to customers is the ability to optimize and configure our products to communicate with these third-party SaaS applications through our respective APIs. If we are not permitted or able to integrate with these and other third-party SaaS applications in the future, demand for our products could be adversely impacted and business and operating results would be harmed. In addition, an increasing number of individuals within organizations are utilizing mobile devices to access the Internet and corporate resources and to conduct business. We have designed mobile applications to provide access to our products through these devices. If we cannot provide effective functionality through these mobile applications as required by organizations and individuals that widely use mobile devices, we may experience difficulty attracting and retaining customers. Failure of our products to operate effectively with future infrastructure platforms and technologies could also reduce the demand for our products, resulting in customer dissatisfaction and harm to our business. If we are unable to respond to changes in a cost-effective manner, our products may become less marketable, less competitive, or obsolete and our operating results may be negatively impacted.
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
Any acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their software is not easily adapted to work with our products, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown risks or liabilities.
Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if announced, may not be completed. For one or more of these transactions, we may:

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
Because our products can be used to collect and store personal information, domestic and international privacy and data security concerns could result in additional costs and liabilities to us or inhibit sales of our products.
Personal privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions where we offer our products. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state, and foreign government bodies and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use, and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and consumer protection agencies. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including Directive 95/46/EC on the protection of individuals with regard to the processing of personal data and on the free movement of such data established in the European Union, or the Data Protection Directive, and data protection legislation of the individual member states subject to the Data Protection Directive. In 2018, the Data Protection Directive will be replaced with the European General Data Protection Regulation, which will impose additional obligations and risks upon our business. In many jurisdictions enforcement actions and consequences for non-compliance are also rising.
We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of personally identifiable information, or PII, by U.S. companies doing business in Europe from the European Economic Area to the U.S. As a result of a recent opinion of the European Union Court of Justice regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S.-EU Safe Harbor Framework is no longer deemed to be a valid method to ensure compliance with restrictions set forth in the Data Protection Directive and data protection legislation of individual member states restricting the transfer of data outside of the European Economic Area. In July 2016, the European Commission adopted a new framework, the EU-U.S. Privacy Shield, to replace the U.S.-EU Safe Harbor Framework. In addition to our November 2016 self-certification with the U.S. Department of Commerce under the EU-U.S. Privacy Shield, we have engaged in, and expect to continue to engage in, other efforts to ensure that data transfers from the European Economic Area comply with the Data Protection Directive and the data protection legislation of individual member states. These efforts may be deemed unacceptable by the data protection authorities of individual member states or by current or prospective customers. Failure to comply with data protection regulations may result in data protecting authorities and other privacy regimes imposing additional obligations to obtain consent from data subjects by or on behalf of our customers. Additionally, the inability to guarantee compliance or otherwise provide acceptable privacy assurances may inhibit the sale and use of our software in the European Union and certain other markets, which could, were it to occur, harm our business and operating results.
In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Further, our customers may require us to comply with more stringent privacy and data security contractual requirements.
Because the interpretation and application of many privacy and data protection laws, commercial frameworks, and standards are uncertain, it is possible that these laws, frameworks, and standards may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products. If so, in addition to the possibility of fines, lawsuits, breach of contract claims, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and security or data security laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business.
Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our products, particularly in certain industries and foreign countries.
We may be sued by third parties for alleged infringement of their proprietary rights.

There is considerable patent and other intellectual property development activity in our industry. Our future success depends in part on not infringing upon the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. We may receive claims from third parties, including our competitors, that our products and underlying technology infringe or violate a third party’s intellectual property rights, and we may be found to be infringing upon such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering one or more of our products, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses, modify our products, or refund subscription fees, which could further exhaust our resources. In addition, we may incur substantial costs to resolve claims or litigation, whether or not successfully asserted against us, which could include payment of significant settlement, royalty, or license fees, modification of our products, or refunds to customers of subscription fees. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and other employees from our business operations. Such disputes could also disrupt our products, adversely impacting our customer satisfaction and ability to attract customers.
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
Our agreements with customers and other third parties may include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from our products or other acts or omissions. The term of these contractual provisions often survives termination or expiration of the applicable agreement. Large indemnity payments or damage claims from contractual breach could harm our business, operating results, and financial condition. From time to time, customers require us to indemnify or otherwise be liable to them for breach of confidentiality or failure to implement adequate security measures with respect to their data stored, transmitted, or processed by our products and customer service platform. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other current and prospective customers, reduce demand for our products, and harm our business and operating results.
Our use of “open source” software could negatively affect our ability to sell our products and subject us to possible litigation.
We use open source software in our products and expect to continue to use open source software in the future. We may face claims from others claiming ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of the open source software, derivative works, or our proprietary source code that was developed using such software. These claims could also result in litigation, require us to purchase a costly license, or require us to devote additional research and development resources to change our products, any of which would have a negative effect on our business and operating results. In addition, if the license terms for the open source software we utilize change, we may be forced to reengineer our products or incur additional costs. Although we have implemented policies to regulate the use and incorporation of open source software into our products, we cannot be certain that we have not incorporated open source software in our products in a manner that is inconsistent with such policies.
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depend in part upon our intellectual property. We currently have two issued patents and have a limited number of patent applications, none of which may result in an issued patent. We primarily rely on copyright, trade secret, and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.
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
We have funded our operations since inception primarily through sales of equity securities, capital lease arrangements, loans for equipment, and subscription payments by our customers for use of our products. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of subscriptions for our products, or unforeseen circumstances. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, we may not be able to generate sufficient cash to service any debt financing obtained by us, which may force us to reduce or delay capital expenditures or sell assets or operations. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
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
Our international subsidiaries maintain net assets that are denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our operating results due to transactional and translational remeasurements that are reflected in our results of operations. To the extent that fluctuations in foreign currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.
In September 2015, we implemented a hedging program to mitigate the impact of foreign currency exchange rate fluctuations on our cash flows and earnings. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign currency exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments, which could adversely affect our financial condition and operating results.
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added, or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.
We do not collect sales and use, value added, or similar taxes in all jurisdictions in which we have sales, based on our understanding that such taxes are not applicable. Sales and use, value added, and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties, and interest, or future requirements may adversely affect our results of operations.
Our international operations subject us to potentially adverse tax consequences.
We were founded in Denmark in 2007 and were headquartered in Denmark until we reincorporated in Delaware in 2009.  Today, we generally conduct our international operations through subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships and transactions are subject to complex regulations, including transfer pricing regulations administered by taxing authorities in various jurisdictions. Our tax returns are generally subject to examination by taxing authorities and the relevant taxing authorities may disagree with our determinations as to the value of assets sold or acquired or income and expenses attributable to specific jurisdictions or transactions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. For example, in April 2009, Zendesk’s entity in Denmark, or Zendesk Denmark, transferred certain assets to Zendesk’s U.S. entity. In April 2015, the Danish Tax Authority, or SKAT, issued a letter of intent in contemplation of adjusting the value of the reported asset transfer. In September 2016, SKAT and Zendesk Denmark settled the dispute over the price of the transferred assets and the company paid the settlement amount of $0.9 million which included income tax and interest, and released the associated reserve for the uncertain tax position.
If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2016, we had a total of $53.3 million of goodwill and intangible assets related to prior acquisitions. An adverse change in market conditions, particularly a change resulting in a significant decrease in our share price, or if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2016, we had federal and state net operating loss carryforwards, or NOLs, of $342.9 million and $145.8 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, including in connection with our initial public offering or our follow-on public offering. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.
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
We rely heavily on hosted SaaS applications from third parties in order to operate critical functions of our business, including billing and order management, enterprise resource planning, and financial accounting services. If these services become unavailable due to extended outages or interruptions, or because they are no longer available on commercially reasonable terms, our expenses could increase, our ability to manage finances could be interrupted and our processes for managing sales of our platform and supporting our customers could be impaired until equivalent services, if available, are identified, obtained, and implemented, all of which could adversely affect our business.
Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our products, cause us to incur additional expenses, or otherwise have a negative impact on our business.
The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication, and business applications. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our products in order to comply with these changes or substantially increase costs associated with the operation of our products. Additionally, the adoption of any laws, regulations, or practices limiting

Internet neutrality could allow Internet service providers to block, degrade, or interfere with our products or services. These laws, regulations, or practices could decrease the demand for, or the usage of, our products and services, increase our cost of doing business, and adversely affect our operating results. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees, or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally, or result in reductions in the demand for Internet-based platforms and services such as ours. In addition, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses,” “malware,” and similar malicious programs and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure.
Catastrophic events may disrupt our business.
Our corporate headquarters are located in San Francisco, California and we operate in or utilize data centers that are located in North America, Europe, and Asia. Key features and functionality of our products are enabled by third parties that are headquartered in California and operate in or utilize data centers in the United States and Europe. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted services, and sales activities. In the event of a major earthquake, hurricane, or catastrophic event such as fire, flood, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results.
Exposure to United Kingdom political developments, including the United Kingdom's vote to leave the European Union, could have a material adverse effect on us.
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
The political and economic instability created by the United Kingdom's vote to leave the European Union has caused and may continue to cause significant volatility in global financial markets and the value of the British Pound Sterling currency or other currencies, including the Euro. Depending on the terms reached regarding any exit from the European Union, it is possible that there may be adverse practical or operational implications on our business.
The outcome of the referendum has also created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear how the United Kingdom's vote to leave the European Union will affect the United Kingdom's enactment of the European General Data Protection Regulation, and how data transfers to and from the United Kingdom will be regulated.
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
As of December 31, 2016, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 32.5% of our outstanding common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to exert significant influence in matters requiring stockholder approval. For example, these stockholders may be able to exert significant influence in elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.
The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders, or the perception in the market that holders of a large number of shares intend to sell their shares.
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
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, and limit the market price of our common stock.
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our certificate of incorporation and bylaws include provisions that:

•
authorize our board of directors to issue, without further action by our stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any delay or prevention of a change of control transaction or changes in our management could cause the market price of our common stock to decline.
The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the exchanges and other markets upon which our common stock is listed, and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. We are required to disclose changes made in our internal control and procedures on a quarterly basis and to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.
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
Our certificate of incorporation and bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (A) any derivative action or proceeding brought on our behalf, (B) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (C) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, our certificate of incorporation, or our bylaws, or (D) any action asserting a claim against us governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters are located in San Francisco, California. We operate in San Francisco under three leases for approximately 72,900, 34,900, and 18,000 square feet of space, respectively. These leases expire in August 2022, October 2019, and January 2021, respectively.
We also lease office space in various locations in North America, South America, Europe, Australia, and Asia. We intend to procure additional space as we add employees and expand geographically. We believe our facilities are adequate and sufficient for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate any such expansion of our operations.
Item 3. Legal Proceedings.
From time to time, we may be subject to legal proceedings, claims, investigations, and government inquires in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights, defamation, privacy, and contractual rights. Legal risk is enhanced in certain jurisdictions outside the United States where our protection from liability for content added to our products by third parties may be unclear and where we may be less protected under local laws than we are in the United States. Future litigation may be necessary to defend ourselves, our partners, and our customers by determining the scope, enforceability, and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
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

	High	Low
Year ended December 31, 2015
First quarter	$26.37	$21.27
Second quarter	$24.68	$20.28
Third quarter	$23.57	$17.93
Fourth quarter	$27.54	$18.75
Year ended December 31, 2016
First quarter	$26.28	$14.39
Second quarter	$28.00	$20.26
Third quarter	$31.88	$26.29
Fourth quarter	$31.16	$19.77
Stock Performance Graph
The following stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
The following stock performance graph compares total stockholder returns for Zendesk, Inc. from May 15, 2014, the date of our initial public offering, through December 31, 2016, against the S&P 500 Index and the S&P 500 Composite/Software, assuming a $100 investment made on May 15, 2014. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown in the graph below is not necessarily indicative of future price performance.

Holders
As of December 31, 2016, there were approximately 45 holders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to accurately estimate the total number of stockholders represented by these record holders.
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

Issuer Purchases of Equity Securities
No shares of our common stock were repurchased during the three months ended December 31, 2016.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.
Item 6. Selected Financial Data.
The consolidated statements of operations data and the consolidated balance sheets data are derived from our audited consolidated financial statements and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, and the related notes included elsewhere in this Annual Report on Form 10-K.  Our historical data results are not necessarily indicative of our results in any future period.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Revenue	$311,999	$208,768	$127,049	$72,045	$38,228
Cost of revenue (1)	93,900	67,184	46,047	24,531	13,253
Gross profit	218,099	141,584	81,002	47,514	24,975
Operating expenses (1):
Research and development	91,067	62,615	36,403	15,288	14,816
Sales and marketing	166,987	114,052	77,875	37,622	22,749
General and administrative	64,371	47,902	32,869	16,437	11,558
Total operating expenses	322,425	224,569	147,147	69,347	49,123
Operating loss	(104,326)	(82,985)	(66,145)	(21,833)	(24,148)
Other income (expense), net	1,520	(729)	(1,533)	(517)	(96)
Loss before provision for (benefit from) income taxes	(102,806)	(83,714)	(67,678)	(22,350)	(24,244)
Provision for (benefit from) income taxes	993	338	(263)	221	121
Net loss	(103,799)	(84,052)	(67,415)	(22,571)	(24,365)
Accretion of redeemable convertible preferred stock	—	—	(18)	(49)	(50)
Deemed dividend to investors in relation to tender offer	—	—	—	—	(8,326)
Net loss attributable to common stockholders	$(103,799)	$(84,052)	$(67,433)	$(22,620)	$(32,741)
Net loss per share attributable to common stockholders, basic and diluted	$(1.11)	$(0.99)	$(1.26)	$(1.04)	$(1.67)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	93,161	84,926	53,571	21,674	19,629
__________
(1) Includes share-based compensation expense as follows:
	Year Ended December 31,
	2016	2015	2014	2013	2012
Cost of revenue	7,045	4,541	2,464	254	129
Research and development	27,083	19,414	10,918	635	4,117
Sales and marketing	23,043	14,759	10,680	1,210	1,313
General and administrative	16,608	13,842	8,077	2,755	4,081

	As of December 31,
Consolidated Balance Sheet Data:	2016	2015	2014	2013	2012
Cash and cash equivalents	$93,677	$216,226	$80,265	$53,725	$48,688
Marketable securities	131,190	29,414	42,204	9,889	—
Working capital	112,600	165,832	60,856	31,706	33,524
Property and equipment, net	62,731	56,540	41,895	15,431	8,472
Goodwill and intangible assets, net	53,296	57,050	14,152	—	—
Total assets	475,285	422,686	205,788	92,736	64,058
Deferred revenue	124,533	85,615	51,731	29,048	15,130
Credit facility	—	—	6,952	23,760	—
Total liabilities	175,857	129,396	92,082	67,643	22,943
Redeemable convertible preferred stock	—	—	—	71,369	71,320
Stockholders' equity (deficit)	299,428	293,290	113,706	(46,276)	(30,205)
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
Overview
We are a software development company that provides SaaS products that are intended to help organizations and their customers build better relationships. With our origins in customer service, we have evolved our offerings over time to a family of products that work together to help organizations understand their customers, improve communications, and engage where and when it’s needed most. Our product family is built upon a modern architecture that enables us and our customers to rapidly innovate, adapt our technology in novel ways, and easily integrate with other products and applications.
We believe in developing products that serve organizations of all sizes and across all industries. The flagship product in our family, Zendesk Support, provides organizations with the ability to track, prioritize, and solve customer support tickets across multiple channels, bringing customer information and interactions into one place. Our other widely available products integrate with Support and include Zendesk Chat, Zendesk Talk, and Zendesk Help Center. Chat is live chat software that provides a fast and responsive way for organizations to connect with their customers in the moment. Talk is cloud-based call center software that facilitates personal and productive phone support conversations between organizations and their customers. Help Center is a self-service destination that organizations can use to provide articles, interactive forums, and a community that help an organization's customers help themselves. We offer a range of subscription account plans for our products that vary in price based on functionality, type, and, for Support and Chat, the amount of product support we offer. We also offer a range of additional features that customers can purchase and add to their subscriptions.
For the years ended December 31, 2016, 2015, and 2014, our revenue was $312.0 million, $208.8 million, and $127.0 million, respectively, representing a 49% growth rate from 2015 to 2016 and a 64% growth rate from 2014 to 2015. For the years ended December 31, 2016, 2015, and 2014 we derived $143.5 million, or 46%, $92.5 million, or 44%, and $54.8 million, or 43%, respectively, of our revenue from customers located outside of the United States. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. For the years ended December 31, 2016, 2015, and 2014, we generated net losses of $103.8 million, $84.1 million, and $67.4 million, respectively.
The growth of our business and our future success depend on many factors, including our ability to continue to innovate, maintain our leadership in the small and medium-sized business, or SMB, market, expand our customer base, and increase our global customer footprint. While these areas represent significant opportunities for us, we also face significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. We anticipate that we will continue to expand our operations and headcount in the near term. The expected addition of new personnel and the expenditures that we anticipate will be necessary to manage our anticipated growth, including expenditures relating to hosting capacity, leasehold improvements, and related fixed assets, will make it more difficult for us to achieve profitability in the near term. Many of these investments will occur in advance of us experiencing any direct benefit and will make it difficult to determine if we are allocating our resources efficiently.
We have focused on rapidly growing our business and plan to continue to invest for long-term growth. We expect to continue to develop our hosting capabilities through investments in our self-managed colocation data centers and incur expenditures for third-party managed hosting services. The amount and timing of these disbursements will vary based on our estimates of projected growth and planned use of hosting resources. Over time, we anticipate that we will continue to gain economies of scale by efficiently utilizing our hosting and personnel resources to support the growth in our number of customers. We also expect to continue to grow our customer support organization, including expanding our product support and professional services teams. As a result, we expect our gross margin to improve in the long-term, although our gross margin may decrease in the near-term and may vary from period to period as our revenue fluctuates and as a result of the timing and amount of investments to expand our product support team, investments in additional personnel, equipment, and facilities to support our platform architecture, increased share-based compensation expense, as well as amortization costs associated with acquired intangible assets and capitalized internal-use software.

We expect our operating expenses to continue to increase in absolute dollars in future periods. We have invested, and expect to continue to invest, in our software development efforts to introduce new products, broaden the functionality of our existing products, and to further integrate these products and services. We plan to continue to expand our sales and marketing organizations, particularly in connection with our efforts to expand our customer base. We also expect to continue to incur additional general and administrative costs in order to support the growth of our business and the infrastructure required to comply with our obligations as a public company.
Key Business Metrics
We review a number of operating metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
Number of Paid Customer Accounts.    We believe that our ability to increase our number of paid accounts using our products is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. We define the number of paid customer accounts as the sum of the number of accounts on Zendesk Support, exclusive of our legacy Starter plan, free trials or other free services, the number of accounts on Chat, exclusive of free trials or other free services, and the number of accounts on all of our other products, exclusive of free trials and other free services, each as of the end of the period and as identified by a unique account identifier. Use of Support, Chat, and our other products requires separate subscriptions and each of these accounts are treated as a separate paid customer account.  Existing customers may also expand their utilization of our products by adding new accounts and a single consolidated organization or customer may have multiple accounts across each of our products to service separate subsidiaries, divisions, or work processes. Each of these accounts is also treated as a separate paid customer account. An increase in the number of paid customer accounts generally correlates to an increase in the number of authorized agents licensed to use our products, which directly affects our revenue and results of operations. We view growth in this metric as a measure of our success in converting new sales opportunities. We had approximately 94,300 paid customer accounts as of December 31, 2016, including approximately 50,800 paid customer accounts on Support, approximately 41,300 paid customer accounts on Chat, and approximately 2,200 paid customer accounts on our other products. As the total number of paid customer accounts increases, we expect the rate of growth in the number of paid customer accounts to decline.

Dollar-Based Net Expansion Rate.    Our ability to generate revenue is dependent upon our ability to maintain our relationships with our customers and to increase their utilization of our products. We believe we can achieve this by focusing on delivering value and functionality that retains our existing customers, expands the number of authorized agents associated with an existing paid customer account, and results in upgrades to higher-priced subscription plans and the purchase of additional products. Maintaining customer relationships allows us to sustain and increase revenue to the extent customers maintain or increase the number of authorized agents licensed to use our products. We assess our performance in this area by measuring our dollar-based net expansion rate. Our dollar-based net expansion rate provides a measurement of our ability to increase revenue across our existing customer base through expansion of authorized agents associated with paid customer accounts, upgrades in subscription plans, and the purchase of additional products as offset by churn, contraction in authorized agents associated with paid customer accounts, and downgrades in subscription plans. We do not currently incorporate operating metrics associated with our analytics product into our measurement of dollar-based net expansion rate.

Our dollar-based net expansion rate is based upon our monthly recurring revenue for a set of paid customer accounts on our products. Monthly recurring revenue for a paid customer account is a legal and contractual determination made by assessing the contractual terms of each paid customer account, as of the date of determination, as to the revenue we expect to generate in the next monthly period for that paid customer account, assuming no changes to the subscription and without taking into account any one-time discounts or any usage above the subscription base, if any, that may be applicable to such subscription. Monthly recurring revenue is not determined by reference to historical revenue, deferred revenue, or any other United States generally accepted accounting principles, or GAAP, financial measure over any period. It is forward-looking and contractually derived as of the date of determination. We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate monthly recurring revenue across our products from the paid customer accounts on Support and Chat as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate monthly recurring revenue across our products from the same customer base included in our measure of base revenue at the end of the annual period being measured. Our dollar-based net expansion rate is also adjusted to eliminate the effect of certain activities that we identify involving the transfer of agents between paid customer accounts, consolidation of customer accounts, or the split of a single paid customer account into multiple paid customer accounts. In addition, our dollar-based net expansion rate is adjusted to include paid customer accounts in the customer base used to determine retained revenue net of contraction and churn that share common corporate information with customers in the customer base that is used to determine our base revenue. Giving effect to this consolidation results in our dollar-based net expansion rate being calculated across approximately 79,600 customers, as compared to the approximately 94,300 total paid customer accounts as of December 31, 2016. To the extent that we can determine that the underlying customers do not share common corporate information, we do not aggregate paid customer accounts associated with reseller and other similar channel arrangements for the purposes of determining our dollar-based net expansion rate. While not material, we believe the failure to account for these activities would otherwise skew our dollar-based net expansion metrics associated with customers that maintain multiple paid customer accounts across their products, and paid customer accounts associated with reseller and other similar channel arrangements.
Our dollar-based net expansion rate was 115% as of December 31, 2016. We expect that, among other factors, our continued focus on adding larger paid customer accounts at the time of addition and the growth in our revenue will result in an overall decline in our dollar-based net expansion rate over time as our aggregate monthly recurring revenue grows.
Components of Results of Operations
Revenue
We derive substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on Zendesk Support and, to a lesser extent, Chat and Talk. Each subscription may have multiple authorized users, and we refer to each user as an “agent.” The number of agents ranges from one to thousands for various customer accounts. Our pricing is generally established on a per agent basis. We offer a range of subscription account plans for our products that vary in price based on functionality, type and, for Zendesk Support and Chat, the amount of product support we offer. We also offer a range of additional features that customers can purchase and add to their subscriptions. Certain arrangements provide for incremental fees above a fixed maximum number of monthly agents during the subscription term. We sell subscription services under contractual agreements that vary in length, ranging between one month and multiple years, with the majority of subscriptions having a term of either one month or one year.
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
We derive an immaterial amount of revenue from implementation, Talk usage, and training services, for which we recognize revenue upon completion.
Cost of Revenue, Gross Margin, and Operating Expenses

Cost of Revenue. Cost of revenue consists primarily of personnel costs (including salaries, share-based compensation, and benefits) for employees associated with our infrastructure, product support, and professional service organizations, and expenses for data center capacity, primarily including depreciation and hosting. Cost of revenue also includes amortization expense associated with capitalized internal-use software, payment processing fees, amortization expense associated with acquired intangible assets, third party license fees, and allocated shared costs. We allocate shared costs such as facilities, information technology and security costs to all departments based on headcount. As such, allocated shared costs are reflected in cost of revenue and each operating expense category.
We currently operate out of four self-managed colocation data centers, in which we manage our own network equipment and systems, located in California, Virginia, Ireland, and Germany. In addition, we utilize third-party managed hosting facilities located in North America, Europe, and Asia to host our services, support our infrastructure, and support certain research and development functions. We currently intend to continue to operate our self-managed colocation data centers and incur expenditures for third-party managed hosting services over time to support our growth.
We intend to continue to invest additional resources in our infrastructure, product support, and professional service organizations, through acquisitions and organically. We expect that recent and future business acquisitions will result in increased amortization expense of intangible assets such as acquired technology. As we continue to invest in technology innovation, we expect to continue to incur capitalized internal-use software costs and related amortization. We expect these investments in technology to not only expand the capabilities of our products but also increase the efficiency of how we deliver these services, enabling us to improve our gross margin over time. The level and timing of investment in these areas could affect our cost of revenue in the future. To the extent that we continue to rely on third-party technology to provide certain functionality within our products or for certain subscription plans or integrations, we expect third-party license fees for technology that is incorporated in such products and subscription plans to remain significant over time.
Gross Margin. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period as our revenue fluctuates and as a result of the timing and amount of investments to expand our product support and professional services teams, investments in additional personnel, equipment, and facilities to support our infrastructure, increased share-based compensation expense, as well as the amortization of certain acquired intangible assets, costs associated with capitalized internal-use software, and third-party license fees.
Research and Development. Research and development expenses consist primarily of personnel costs (including salaries, share-based compensation, and benefits) for employees associated with our research and development organization and allocated shared costs.
We focus our research and development efforts on the continued development of our products, including the development and deployment of new features and functionality and enhancements to our software architecture and integration across our products. We expect that, in the future, research and development expenses will increase in absolute dollars. However, we expect our research and development expenses to decrease modestly as a percentage of our revenue in the long-term, although this may fluctuate from period to period depending on fluctuations in revenue and the timing and the extent of our research and development expenses.
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

We focus our sales and marketing efforts on generating awareness of our products, establishing and promoting our brand, and cultivating a community of successful and vocal customers. We plan to continue investing in sales and marketing by increasing the number of sales employees, developing our marketing teams, building brand awareness, and sponsoring additional marketing events, which we believe will enable us to add new customers and increase penetration within our existing customer base. Because we do not have a long history of undertaking or growing many of these activities, we cannot predict whether, or to what extent, our revenue will increase as we invest in these strategies. We expect our sales and marketing expenses to continue to increase in absolute dollars and continue to be our largest operating expense category for the foreseeable future. Our sales and marketing expenses as a percentage of our revenue over time may fluctuate from period to period depending on fluctuations in revenue and the timing and extent of our sales and marketing expenses.
General and Administrative. General and administrative expenses consist primarily of personnel costs (including salaries, share-based compensation, and benefits) for our executive, finance, legal, human resources, and other administrative employees. In addition, general and administrative expenses include fees for third-party professional services, including legal, accounting, and tax related services, and other corporate expenses, and allocated shared costs.
We expect to incur incremental costs associated with supporting the growth of our business, both in terms of size and geographic expansion, and the infrastructure required to be a public company. Such costs include increases in our finance, legal, and human resources personnel, additional legal, accounting, tax, and compliance-related services fees, insurance costs, and costs of executing significant transactions, including business acquisitions, and other costs associated with being a public company. As a result, we expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future. However, we expect our general and administrative expenses to decrease modestly as a percentage of our revenue in the long-term, although this may fluctuate from period to period depending on fluctuations in revenue and the timing and extent of our general and administrative expenses.
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
Results of Operations for Fiscal Years 2016, 2015, and 2014
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Revenue	$311,999	$208,768	$127,049
Cost of revenue (1)	93,900	67,184	46,047
Gross profit	218,099	141,584	81,002
Operating expenses (1):
Research and development	91,067	62,615	36,403
Sales and marketing	166,987	114,052	77,875
General and administrative	64,371	47,902	32,869
Total operating expenses	322,425	224,569	147,147
Operating loss	(104,326)	(82,985)	(66,145)
Other income (expense), net	1,520	(729)	(1,533)
Loss before provision for (benefit from) income taxes	(102,806)	(83,714)	(67,678)
Provision for (benefit from) income taxes	993	338	(263)
Net loss	$(103,799)	$(84,052)	$(67,415)
(1) Includes share-based compensation expense as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cost of revenue	$7,045	$4,541	$2,464
Research and development	27,083	19,414	10,918
Sales and marketing	23,043	14,759	10,680
General and administrative	16,608	13,842	8,077

	Year Ended December 31,
	2016	2015	2014
	(As a percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Cost of revenue (1)	30.1	32.2	36.2
Gross profit	69.9	67.8	63.8
Operating expenses (1):
Research and development	29.2	30.0	28.7
Sales and marketing	53.5	54.6	61.3
General and administrative	20.6	22.9	25.9
Total operating expenses	103.3	107.6	115.8
Operating loss	(33.4)	(39.7)	(52.1)
Other income (expense), net	0.5	(0.3)	(1.2)
Loss before provision for (benefit from) income taxes	(32.9)	(40.1)	(53.3)
Provision for (benefit from) income taxes	0.3	0.2	(0.2)
Net loss	(33.2)%	(40.3)%	(53.1)%

(1)	Includes share-based compensation expense as follows:

	Year Ended December 31,
	2016	2015	2014
	(As a percentage of revenue)
Cost of revenue	2.3%	2.2%	1.9%
Research and development	8.7	9.3	8.6
Sales and marketing	7.4	7.1	8.4
General and administrative	5.3	6.6	6.4

Prior to our initial public offering, or IPO, we granted restricted stock units, or RSUs, and certain stock options with both a service condition and a performance condition, or Performance Awards. The service condition for substantially all of the Performance Awards is satisfied over four years. The performance condition was satisfied upon the effectiveness of the registration statement related to our IPO. No share-based compensation expense had been recognized for the Performance Awards prior to the IPO. Upon the satisfaction of the performance condition in May 2014, we recognized a cumulative share-based compensation expense for the portion of the Performance Awards that had met the service condition, with the remaining unrecognized share-based compensation expense recorded over the remaining requisite service period using the accelerated attribution method, net of estimated forfeitures. For the years ended December 31, 2016, 2015, and 2014 share-based compensation expense related to the Performance Awards was $2.8 million, $6.1 million, and $12.7 million, including $0.1 million, $0.2 million, and $0.9 million in cost of revenue, $2.0 million, $4.3 million, and $7.8 million in research and development, $0.4 million, $1.0 million, and $2.4 million in sales and marketing, and $0.3 million, $0.6 million, and $1.6 million in general and administrative expenses, respectively.

Revenue

	Year Ended December 31,			2015 to 2016	2014 to 2015
	2016	2015	2014	% Change	% Change
	(In thousands, except percentages)
Revenue	$311,999	$208,768	$127,049	49%	64%
Revenue increased $103.2 million, or 49%, in 2016 compared to 2015. Of the total increase in revenue, $23.7 million, or 23%, was attributable to revenue from new accounts acquired from January 1, 2016 through December 31, 2016, net of churn and contraction, and $79.5 million, or 77%, was attributable to revenue from accounts existing on or before December 31, 2015, net of churn and contraction.

Revenue increased $81.7 million, or 64%, in 2015 compared to 2014. Of the total increase in revenue, $25.3 million, or 31%, was attributable to revenue from new accounts acquired from January 1, 2015 through December 31, 2015, net of churn and contraction, and $56.4 million, or 69%, was attributable to revenue from accounts existing on or before December 31, 2014, net of churn and contraction.
Cost of Revenue and Gross Margin

	Year Ended December 31,			2015 to 2016	2014 to 2015
	2016	2015	2014	% Change	% Change
	(In thousands, except percentages)
Cost of Revenue	$93,900	$67,184	$46,047	40%	46%
Gross Margin	69.9%	67.8%	63.8%
Cost of revenue increased $26.7 million, or 40%, in 2016 compared to 2015. The overall increase was primarily due to increased employee compensation-related costs of $10.3 million, driven by headcount growth, increased data center costs of $6.0 million, and increased amortization expense from acquired intangible assets of $1.5 million. The increase in data center costs was driven by increased depreciation expense from our investments in our self-managed colocation data centers and expenditures for third-party managed hosting services, and the increase in amortization expense from acquired intangible assets was related to an acquisition completed in October 2015. Further contributing to the overall increase was an increase in allocated shared facilities and information technology costs of $3.5 million.
Our gross margin increased by 2.1 percentage points in 2016 compared to 2015. The overall improvement was driven by a decrease of 2.0 percentage points in amortization of capitalized internal-use software, employee compensation-related costs, and data center costs as a percentage of revenue due to improved operational efficiency.
Cost of revenue increased $21.1 million, or 46%, in 2015 compared to 2014. The overall increase was primarily due to increased employee compensation-related costs of $7.4 million, driven by headcount growth, increased data center costs of $4.4 million, and increased amortization of capitalized internal-use software of $2.4 million. The increase in data center costs was driven by increased depreciation expense and other costs related to our self-managed colocation data centers, and the increase in amortization of capitalized internal-use software was related to development of additional features and functionality for our products. Further contributing to the overall increase was an increase in allocated shared facilities and information technology costs of $2.3 million.
Our gross margin increased by 4.0 percentage points in 2015 compared to 2014. The overall improvement was driven by a decrease of 3.5 percentage points in employee compensation-related costs and data center costs as a percentage of revenue due to improved operational efficiency.
Operating Expenses
Research and Development Expenses

	Year Ended December 31,			2015 to 2016	2014 to 2015
	2016	2015	2014	% Change	% Change
	(In thousands, except percentages)
Research and Development	$91,067	$62,615	$36,403	45%	72%
Research and development expense increased $28.5 million, or 45%, in 2016 compared to 2015. The overall increase was primarily due to increased employee compensation-related costs of $23.5 million, driven by headcount growth, and an increase in allocated shared costs of $4.2 million. The overall increase was partially offset by a reduction of $2.3 million in share-based compensation expense associated with the Performance Awards described above.
Research and development expenses increased $26.2 million, or 72%, in 2015 compared to 2014. The overall increase was primarily due to increased employee compensation-related costs of $25.3 million, driven by headcount growth, and an increase in allocated shared costs of $3.0 million. The overall increase was partially offset by a reduction of $3.5 million in share-based compensation expense associated with the Performance Awards described above.

Sales and Marketing Expenses

	Year Ended December 31,			2015 to 2016	2014 to 2015
	2016	2015	2014	% Change	% Change
	(In thousands, except percentages)
Sales and Marketing	$166,987	$114,052	$77,875	46%	46%
Sales and marketing expenses increased $52.9 million, or 46%, in 2016 compared to 2015. The overall increase was primarily due to increased employee compensation-related costs, including commissions, of $32.5 million, driven by headcount growth, and an increase in marketing program costs of $10.7 million. The increase in marketing program costs was driven by brand awareness trade shows and advertising campaigns in 2016. Further contributing to the overall increase was an increase in allocated shared costs of $6.1 million.
Sales and marketing expenses increased $36.2 million, or 46%, in 2015 compared to 2014. The overall increase was primarily due to increased employee compensation-related costs of $27.0 million, driven by headcount growth. This increase was partially offset by a decline of $4.1 million in share-based compensation expense related to the accelerated vesting of certain stock options in 2014 and a reduction of $1.4 million in share-based compensation associated with the Performance Awards described above. The overall increase was also driven by increased marketing program costs of $6.9 million and increased travel expenses of $2.3 million. Additionally, allocated shared costs increased $3.3 million.
General and Administrative Expenses

	Year Ended December 31,			2015 to 2016	2014 to 2015
	2016	2015	2014	% Change	% Change
	(In thousands, except percentages)
General and Administrative	$64,371	$47,902	$32,869	34%	46%
General and administrative expenses increased $16.5 million, or 34%, in 2016 compared to 2015. The overall increase was primarily due to increased employee compensation-related costs of $11.0 million, driven by headcount growth, and increased professional and outside services costs of $2.2 million. The overall increases were also driven by an increase in allocated shared costs of $1.5 million.
General and administrative expenses increased $15.0 million, or 46%, in 2015 compared to 2014. The overall increase was primarily due to increased employee compensation-related costs of $9.8 million, driven by headcount growth, and an increase in professional and outside services costs of $2.1 million. The increase in professional and outside services costs was driven by increased levels of business activities and increased costs of being a public company.
Quarterly Results of Operations
The following unaudited quarterly results of operations data for each of the eight quarters in the two-year period ended December 31, 2016 have been prepared on a basis consistent with our audited consolidated annual financial statements and include, in management’s opinion, all normal recurring adjustments necessary for the fair presentation of the results of operations data for these periods, in accordance with generally accepted accounting principles in the United States. The following quarterly financial data should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Three Months Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2016	2016	2016	2016	2015	2015	2015	2015
Consolidated Statement of Operations Data:
Revenue	$88,623	$80,717	$74,200	$68,459	$62,646	$55,661	$48,227	$42,234
Cost of revenue (1)	25,582	23,866	22,936	21,516	19,693	17,039	16,162	14,290
Gross profit	63,041	56,851	51,264	46,943	42,954	38,622	32,064	27,944
Operating expenses (1):
Research and development	24,383	22,953	22,134	21,597	19,098	16,031	14,227	13,259
Sales and marketing	47,566	43,899	39,350	36,172	34,328	29,079	27,242	23,403
General and administrative	16,222	16,212	16,076	15,861	13,920	12,319	11,536	10,127
Total operating expenses	88,171	83,064	77,560	73,630	67,346	57,429	53,005	46,789
Operating loss	(25,130)	(26,213)	(26,296)	(26,687)	(24,393)	(18,807)	(20,940)	(18,845)
Other income (expense), net	775	681	134	(70)	(302)	145	(342)	(230)
Loss before provision for (benefit from) income taxes	(24,355)	(25,532)	(26,162)	(26,757)	(24,694)	(18,662)	(21,283)	(19,075)
Provision for (benefit from) income taxes	193	294	92	414	(216)	262	199	93
Net loss	$(24,548)	$(25,826)	$(26,254)	$(27,171)	$(24,478)	$(18,924)	$(21,482)	$(19,168)

(1)	Share-based compensation expense was allocated as follows:

	Three Months Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2016	2016	2016	2016	2015	2015	2015	2015
Cost of revenue	1,691	1,919	1,802	1,633	1,405	1,131	1,114	891
Research and development	6,535	7,172	6,749	6,627	5,930	4,974	4,446	4,064
Sales and marketing	5,263	6,657	5,684	5,439	4,604	3,786	3,937	2,432
General and administrative	3,955	4,247	4,410	3,996	3,559	3,551	3,890	2,842

	Three Months Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2016	2016	2016	2016	2015	2015	2015	2015
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue (1)	28.9	29.6	30.9	31.4	31.4	30.6	33.5	33.8
Gross profit	71.1	70.4	69.1	68.6	68.6	69.4	66.5	66.2
Operating expenses (1):
Research and development	27.5	28.4	29.8	31.5	30.5	28.8	29.5	31.4
Sales and marketing	53.7	54.4	53.0	52.8	54.8	52.2	56.5	55.4
General and administrative	18.3	20.1	21.7	23.2	22.2	22.1	23.9	24.0
Total operating expenses	99.5	102.9	104.5	107.6	107.5	103.2	109.9	110.8
Operating loss	(28.4)	(32.5)	(35.4)	(39.0)	(39.8)	(33.8)	(43.4)	(44.6)
Other income (expense), net	0.9	0.8	0.2	(0.1)	(0.5)	0.3	(0.7)	(0.5)
Loss before provision for (benefit from) income taxes	(27.5)	(31.7)	(35.2)	(39.1)	(39.4)	(33.5)	(44.1)	(45.2)
Provision for (benefit from) income taxes	0.2	0.4	0.1	0.6	(0.3)	0.5	0.4	0.2
Net loss	(27.7)%	(32.1)%	(35.3)%	(39.7)%	(39.1)%	(34.0)%	(44.5)%	(45.4)%

(1)	Includes share-based compensation expense as follows:

	Three Months Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2016	2016	2016	2016	2015	2015	2015	2015
Cost of revenue	1.9%	2.4%	2.4%	2.4%	2.2%	2.0%	2.3%	2.1%
Research and development	7.4	8.9	9.1	9.7	9.5	8.9	9.2	9.6
Sales and marketing	5.9	8.2	7.7	7.9	7.3	6.8	8.2	5.8
General and administrative	4.5	5.3	5.9	5.8	5.7	6.4	8.1	6.7

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

Seasonality
We have experienced, and expect to continue to experience in the future, seasonality in our business, and our operating results and financial condition may be affected by such trends in the future. We generally experience seasonal fluctuations in demand for our products and services, and believe that our quarterly sales are affected by industry buying patterns. For example, we typically have customers who add flexible agents when they need more capacity during busy periods, especially in the fourth quarter, and then subsequently scale back in the first quarter of the following year. We believe that the seasonal trends that we have experienced in the past may continue for the foreseeable future.
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
Liquidity and Capital Resources
As of December 31, 2016, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $300.0 million, which were held for working capital purposes. Our cash equivalents and marketable securities are comprised of corporate bonds, asset-backed securities, U.S. Treasury securities, commercial paper, agency securities, and money market funds.
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Cash provided by operating activities	$24,522	$5,333	$2,090
Cash used in investing activities	(182,364)	(72,721)	(71,297)
Cash provided by financing activities	35,627	203,107	95,768
To date, we have financed our operations primarily through private and public equity financings and customer payments for subscription services. We believe that our existing cash, cash equivalents, and marketable securities balances, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Our future capital requirements will depend on many factors, including data center costs to support the growth in our customer accounts and continued customer expansion, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, ongoing investments in our infrastructure, and the introduction of new and enhanced products, features and functionality, and building out our leased office facilities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.
Operating Activities
Our largest source of operating cash inflows is cash collections from our customers. Our primary uses of cash from operating activities are for employee-related expenditures, marketing programs, and third-party hosting costs.
Net cash provided by operating activities in 2016 was $24.5 million, reflecting our net loss of $103.8 million, adjusted by non-cash charges including share-based compensation expense of $73.8 million, depreciation and amortization expense of $27.5 million, and net changes in our working capital of $24.3 million. The changes in our working capital were primarily attributable to an increase in deferred revenue of $38.4 million due to the growth in sales of our subscription services and the timing of customer billings, and an increase in accrued liabilities, including accrued compensation of $11.3 million due to timing of payments and a higher level of expenses consistent with the overall growth of our business. These sources of cash were offset by an increase in accounts receivable of $11.8 million due to the growth of our business and the timing of customer billings and collections. Other uses of cash included an increase in prepaid expenses and other current assets of $6.3 million.
Net cash provided by operating activities in 2015 was $5.3 million, reflecting our net loss of $84.1 million, adjusted by non-cash charges including share-based compensation expense of $52.6 million, depreciation and amortization expense of $19.7 million, and changes in our working capital. The changes in our working capital were primarily attributable to an increase in deferred revenue of $33.9 million due to the growth of our subscription services, and an increase in accrued liabilities and accounts payable, including accrued compensation of $5.9 million due to timing of payments and a higher level of expenses consistent with the overall growth of our business. These sources of cash were partially offset by an increase in accounts receivable of $15.0 million due to the growth of our business and the timing of customer billings and collections, and an increase in prepaid expenses and other current assets of $8.7 million.
Net cash provided by operating activities in 2014 was $2.1 million, reflecting our net loss of $67.4 million, adjusted by non-cash charges including share-based compensation expense of $32.1 million, depreciation and amortization expense of $11.5 million, and changes in our working capital. The changes in our working capital were primarily attributable to an increase in deferred revenue of $22.4 million due to the growth of our subscription services, an increase in accrued compensation liabilities of $5.8 million primarily due to a significant increase in headcount and timing of payments, an increase in other assets and liabilities of $1.7 million due to increased deferred rent, and an increase in accounts payable and accrued liabilities of $1.3 million due to timing of payments and a higher level of expenses consistent with the overall growth of our business. These sources of cash were partially offset by an increase in accounts receivable of $3.8 million due to the growth of our business and the timing of customer billings and collections and an increase in prepaid expenses and other current assets of $1.4 million.
Investing Activities

Net cash used in investing activities in 2016 of $182.4 million was primarily attributable to purchases of marketable securities of $155.4 million, net of sales and maturities, purchases of property and equipment of $20.6 million primarily associated with leasehold improvements for newly leased office facilities and hosting equipment to maintain our self-managed colocation data centers, and capitalized internal-use software costs of $6.3 million related to the development of additional features and functionality for our products.
Net cash used in investing activities in 2015 of $72.7 million was primarily attributable to cash paid for the acquisition of We Are Cloud SAS, or WAC, net of cash acquired of $42.8 million, purchases of property and equipment of $23.0 million primarily associated with hosting equipment to build out our self-managed colocation data centers, capitalized internal-use software costs of $4.7 million associated with the development of additional features and functionality for our products, and purchases of marketable securities of $1.2 million, net of sales and maturities.
Net cash used in investing activities in 2014 of $71.3 million was primarily attributable to purchases of marketable securities of $39.9 million, net of sales and maturities, purchases of property and equipment of $21.7 million primarily associated with leasehold improvements for newly leased office facilities and hosting equipment, and capitalized internal-use software costs of $8.0 million associated with the development of additional features and functionality for our products.
Financing Activities
Net cash provided by financing activities in 2016 of $35.6 million was primarily attributable to proceeds from the exercise of employee stock options of $25.4 million and proceeds from our employee stock purchase plan of $11.0 million.
Net cash provided by financing activities in 2015 of $203.1 million was primarily attributable to net proceeds from the follow-on public offering of our common stock of $190.1 million, proceeds from exercise of employee stock options of $10.6 million, and proceeds from our employee stock purchase plan of $9.5 million. Cash provided by financing activities was partially offset by repayment of the outstanding balance under our credit facility of $7.0 million in connection with the termination of our credit facility with Silicon Valley Bank.
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
Contractual Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases for office space, and contractual commitments for hosting and other support services. The following table summarizes our contractual obligations as of December 31, 2016 (in thousands):

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Contractual obligations:
Operating lease obligations	$44,904	$11,071	$20,340	$11,021	$2,472
Purchase obligations	4,393	3,875	518	—	—
Total contractual obligations	$49,297	$14,946	$20,858	$11,021	$2,472
Off-Balance Sheet Arrangements
Through December 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

Revenue Recognition
We generate substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on Zendesk Support and, to a lesser extent, Chat and Talk. In addition, we generate revenue by providing additional features to certain of our subscription plans for a fee that is incremental to the base subscription rate for such plan. Arrangements with customers do not provide the customer with the right to take possession of the software supporting our products at any time, and are therefore accounted for as service contracts. Subscription service arrangements are generally non-cancelable and do not provide for refunds to customers in the event of cancellations or any other right of return. We record revenue net of sales or excise taxes.
We commence revenue recognition when all of the following conditions are met:

•	There is persuasive evidence of an arrangement;

•	The service has been or is being provided to the customer;

•	The collection of the fees is reasonably assured; and

•	The amount of fees to be paid by the customer is fixed or determinable.
Subscription revenue is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that our service is made available to the customer. Payments received in advance of services being rendered are recorded as deferred revenue and recognized on a straight-line basis over the requisite service period. Certain customers have arrangements that provide for a maximum number of users over the contract term, with usage measured monthly. Revenue for these arrangements is recognized ratably over the contract terms until such time as a better pattern of recognition is evident. Incremental fees are incurred when the maximum number of users is exceeded, and any incremental fees are recognized as revenue ratably over the remaining contractual term.
We derive an immaterial amount of revenue from implementation, Talk usage, and training services, for which we recognize revenue upon completion.
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
Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life and recorded in cost of revenue within the accompanying consolidated statements of operations. The weighted-average useful life of our capitalized internal-use software was 3.3 years as of December 31, 2016. We evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no material impairments to internal-use software during the years ended December 31, 2016, 2015, and 2014.
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

Acquired intangible assets consist of identifiable intangible assets, primarily developed technology and customer relationships, resulting from our acquisitions. Acquired intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives. The carrying amounts of our acquired intangible assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated.
Share-Based Compensation
Share-based compensation expense to employees is measured based on the fair value of the awards on the grant date and recognized in our consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award, which is typically four years). We estimate the fair value of stock options granted using the Black-Scholes option valuation model. We measure the fair value of RSUs based on the fair value of the underlying shares on the date of grant. Compensation expense for awards with only service conditions is recognized over the vesting period of the applicable award using the straight-line method.
Prior to our IPO, we granted Performance Awards to our employees that vested upon the satisfaction of both a service condition, generally over four years, and a performance condition. The performance condition, defined as a qualifying liquidation event, was satisfied upon the effectiveness of the registration statement related to our IPO. No share-based compensation expense had been recognized for the Performance Awards prior to the IPO as such qualifying liquidation event was not deemed probable until that time. Upon the satisfaction of the performance condition, we recognized a cumulative share-based compensation expense for the portion of the Performance Awards that had met the service condition, with the remaining unrecognized share-based compensation expense recorded over the remaining requisite service period using the accelerated attribution method, net of estimated forfeitures. Share-based compensation expense related to the Performance Awards was $2.8 million, $6.1 million, and $12.7 million for the years ended December 31, 2016, 2015, and 2014, respectively.
We estimate the fair value of stock options granted using the Black-Scholes option valuation model, which requires assumptions, including the fair value of our underlying common stock, expected term, expected volatility, risk-free interest rate, and dividend yield of our common stock. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our share-based compensation expense could be materially different in the future.
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

•
Expected Volatility. We determine the price volatility factor based on the historical volatility of publicly traded industry peers and our own common stock. To determine our peer group of companies, we consider public companies in the technology industry and select those that are similar to us in size, stage of life cycle, and financial leverage. We do not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity is relatively low. We intend to continue to consistently apply this methodology using the same or similar public companies combined with our own volatility until sufficient historical information regarding the volatility of our own common stock price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

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
The following table summarizes the assumptions, other than fair value of our common stock, relating to our stock options granted in the year ended December 31, 2016, 2015, and 2014:

	Year Ended December 31,
	2016	2015	2014
Expected volatility	47% - 49%	49% - 54%	54% - 56%
Dividend rate	0%	0%	0%
Risk-free interest rate	1.1% - 2.0%	1.4% - 2.0%	1.75% - 2.02%
Expected term (in years)	6.02 - 6.08	6.02 - 6.08	6.02 - 6.50
In addition to the assumptions used in the Black-Scholes option valuation model, we have also estimated forfeiture rates to calculate the share-based compensation expense for our awards. Our forfeiture rates are based on an analysis of our actual historical forfeitures. Changes in the estimated forfeiture rate can have a significant impact on our share-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the share-based compensation expense recognized in our financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the share-based compensation expense recognized in our financial statements.
We will continue to use judgment in evaluating the expected volatility and expected term utilized in our share-based compensation expense calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates of expected volatility and expected term, which could materially impact our future share-based compensation expense. In the first quarter of 2017, we intend to recognize forfeitures as they occur, rather than applying an estimated forfeiture rate, as permitted by ASU 2016-09. Refer to Note 2 of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the adoption of this standard.
Recently Issued and Adopted Accounting Pronouncements
Refer to Note 2 of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a summary of recently issued and adopted accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Foreign Currency Exchange Rate Risk
We have foreign operations and conduct transactions in foreign currencies, primarily the British Pound Sterling, Euro, Australian Dollar, Danish Krone, Singapore Dollar, Japanese Yen, Philippine peso, and Brazilian Real. While we primarily transact with customers in the U.S. dollar, we also transact in foreign currencies for subscriptions to our products and expect to continue to expand the number of customers that are billed in foreign currencies. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. dollar for all international subsidiaries except for our Singapore subsidiary, whose functional currency is the Singapore Dollar. Changes in the value of foreign currencies relative to the U.S. dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows.

In September 2015, we implemented a hedging program to mitigate the impact of foreign currency fluctuations on our cash flows and earnings. For additional information, see Note 2 of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $300.0 million at December 31, 2016, of which $209.9 million was invested in corporate bonds, asset-backed securities, U.S. Treasury securities, commercial paper, agency securities, and money market funds. The cash and cash equivalents are held for working capital purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of December 31, 2016, an immediate increase of 100-basis points in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $1.4 million. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity or declines in fair value are determined to be other-than-temporary.
Item 8. Financial Statements and Supplementary Data.
ZENDESK, INC.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Zendesk, Inc.

We have audited the accompanying consolidated balance sheets of Zendesk, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zendesk, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zendesk, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, CA
February 27, 2017

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Zendesk, Inc.

We have audited Zendesk, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (“the COSO criteria”). Zendesk, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Zendesk, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Zendesk, Inc. and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, CA
February 27, 2017

ZENDESK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and shares)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$93,677	$216,226
Marketable securities	131,190	29,414
Accounts receivable, net of allowance for doubtful accounts of $1,269 and $763 as of December 31, 2016 and 2015, respectively	37,343	26,168
Prepaid expenses and other current assets	17,608	11,423
Total current assets	279,818	283,231
Marketable securities, noncurrent	75,168	22,336
Property and equipment, net	62,731	56,540
Goodwill and intangible assets, net	53,296	57,050
Other assets	4,272	3,529
Total assets	$475,285	$422,686
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,555	$9,332
Accrued liabilities	19,106	9,742
Accrued compensation and related benefits	20,281	14,115
Deferred revenue	123,276	84,210
Total current liabilities	167,218	117,399
Deferred revenue, noncurrent	1,257	1,405
Other liabilities	7,382	10,592
Total liabilities	175,857	129,396
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.01 per share: no shares issued or outstanding; 10.0 million shares authorized as of December 31, 2016 and 2015	—	—
Common stock, par value $0.01 per share: 400.0 million shares authorized; 97.2 million and 90.9 million shares issued; 96.7 million and 90.3 million shares outstanding as of December 31, 2016 and 2015, respectively (including 0.1 million and 0.3 million shares subject to repurchase, legally issued and outstanding as of December 31, 2016 and 2015, respectively)	971	905
Additional paid-in capital	624,026	511,183
Accumulated other comprehensive loss	(5,197)	(2,225)
Accumulated deficit	(319,720)	(215,921)
Treasury stock, at cost; 0.5 million shares as of December 31, 2016 and 2015	(652)	(652)
Total stockholders’ equity	299,428	293,290
Total liabilities and stockholders’ equity	$475,285	$422,686
See Notes to Consolidated Financial Statements.

ZENDESK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue	$311,999	$208,768	$127,049
Cost of revenue (1)	93,900	67,184	46,047
Gross profit	218,099	141,584	81,002
Operating expenses (1):
Research and development	91,067	62,615	36,403
Sales and marketing	166,987	114,052	77,875
General and administrative	64,371	47,902	32,869
Total operating expenses	322,425	224,569	147,147
Operating loss	(104,326)	(82,985)	(66,145)
Other income (expense), net	1,520	(729)	(1,533)
Loss before provision for (benefit from) income taxes	(102,806)	(83,714)	(67,678)
Provision for (benefit from) income taxes	993	338	(263)
Net loss	(103,799)	(84,052)	(67,415)
Accretion of redeemable convertible preferred stock	—	—	(18)
Net loss attributable to common stockholders	$(103,799)	$(84,052)	$(67,433)
Net loss per share attributable to common stockholders, basic and diluted	$(1.11)	$(0.99)	$(1.26)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	93,161	84,926	53,571

(1) Includes share-based compensation expense as follows:
	Year Ended December 31,
	2016	2015	2014
Cost of revenue	$7,045	$4,541	$2,464
Research and development	27,083	19,414	10,918
Sales and marketing	23,043	14,759	10,680
General and administrative	16,608	13,842	8,077
See Notes to Consolidated Financial Statements.

ZENDESK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(103,799)	$(84,052)	$(67,415)
Other comprehensive loss, net of tax
Net change in unrealized loss on available-for-sale investments	(213)	(44)	(71)
Foreign currency translation loss	(488)	(942)	(467)
Net change in unrealized loss on derivative instruments	(2,271)	(711)	—
Comprehensive loss	$(106,771)	$(85,749)	$(67,953)

See Notes to Consolidated Financial Statements.

ZENDESK, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

			Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Stock				Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity (Deficit)
			Common Stock			Treasury Stock			Accumulated Deficit
	Shares	Amount	Shares	Amount		Shares	Amount
Balances as of December 31, 2013	23,598	$71,369	23,710	$229	$18,591	(535)	$(652)	$10	$(64,454)	$(46,276)
Issuance of common stock upon initial public offering, net of issuance costs	—	—	12,778	128	102,962	—	—	—	—	103,090
Accretion of redeemable convertible preferred stock	—	18	—	—	(18)	—	—	—	—	(18)
Conversion of preferred stock to common stock upon initial public offering	(23,598)	(71,387)	34,323	343	71,044	—	—	—	—	71,387
Issuance of common stock for acquisition of Zopim	—	—	902	9	10,883	—	—	—	—	10,892
Issuance of common stock upon exercise of stock options	—	—	3,207	32	4,938	—	—	—	—	4,970
Issuance of common stock for settlement of restricted stock units (RSUs)	—	—	517	5	(5)	—	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(147)	(1)	(2,117)	—	—	—	—	(2,118)
Issuance of common stock upon early exercise of stock options	—	—	309	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	5	1,507	—	—	—	—	1,512
Issuance of common stock in connection with employee stock purchase plan	—	—	428	4	3,267	—	—	—	—	3,271
Issuance of common stock upon exercise of warrants	—	—	111	1	(1)	—	—	—	—	—
Repurchase of common stock	—	—	(4)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	34,615	—	—	—	—	34,615
Tax benefit from share-based award activity	—	—	—	—	334	—	—	—	—	334
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	—	(538)	—	(538)
Net loss	—	—	—	—	—	—	—	—	(67,415)	(67,415)
Balances as of December 31, 2014	—	—	76,134	755	246,000	(535)	(652)	(528)	(131,869)	113,706
Issuance of common stock from follow-on public offering, net of issuance costs	—	—	8,780	88	190,008	—	—	—	—	190,096
Issuance of common stock upon exercise of stock options	—	—	3,275	33	10,580	—	—	—	—	10,613
Issuance of common stock for settlement of RSUs	—	—	1,655	17	(626)	—	—	—	—	(609)
Vesting of early exercised stock options	—	—	—	—	1,046	—	—	—	—	1,046
Issuance of common stock in connection with employee stock purchase plan	—	—	1,019	12	9,363	—	—	—	—	9,375
Repurchase of common stock	—	—	(2)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	54,363	—	—	—	—	54,363
Tax benefit from share-based award activity	—	—	—	—	449	—	—	—	—	449
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	—	(1,697)	—	(1,697)
Net loss	—	—	—	—	—	—	—	—	(84,052)	(84,052)
Balances as of December 31, 2015	—	—	90,861	905	511,183	(535)	(652)	(2,225)	(215,921)	293,290
Issuance of common stock upon exercise of stock options	—	—	2,924	29	25,406	—	—	—	—	25,435
Issuance of common stock for settlement of RSUs	—	—	2,894	29	(832)	—	—	—	—	(803)
Vesting of early exercised stock options	—	—	—	1	628	—	—	—	—	629
Issuance of common stock in connection with employee stock purchase plan	—	—	554	7	10,885	—	—	—	—	10,892
Repurchase of common stock	—	—	(38)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	76,419	—	—	—	—	76,419
Tax benefit from share-based award activity	—	—	—	—	337	—	—	—	—	337
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	—	(2,972)	—	(2,972)
Net loss	—	—	—	—	—	—	—	—	(103,799)	(103,799)
Balances as of December 31, 2016	—	$—	97,195	$971	$624,026	(535)	$(652)	$(5,197)	$(319,720)	$299,428
See Notes to Consolidated Financial Statements.

ZENDESK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(103,799)	$(84,052)	$(67,415)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	27,506	19,744	11,456
Share-based compensation	73,779	52,556	32,139
Excess tax benefit from share-based award activity	(337)	(449)	(334)
Other	3,106	1,457	337
Changes in operating assets and liabilities:
Accounts receivable	(11,808)	(14,989)	(3,846)
Prepaid expenses and other current assets	(6,286)	(5,510)	(1,444)
Other assets and liabilities	(3,887)	(3,204)	1,742
Accounts payable	(3,486)	2,017	947
Accrued liabilities	5,261	2,204	351
Accrued compensation and related benefits	6,055	1,706	5,767
Deferred revenue	38,418	33,853	22,390
Net cash provided by operating activities	24,522	5,333	2,090
Cash flows from investing activities
Purchases of property and equipment	(20,647)	(22,989)	(21,665)
Internal-use software development costs	(6,310)	(4,705)	(8,013)
Purchases of marketable securities	(249,048)	(70,303)	(54,330)
Proceeds from maturities of marketable securities	39,690	36,982	10,450
Proceeds from sale of marketable securities	53,951	32,152	4,004
Cash paid for the acquisition of WAC, net of cash acquired	—	(42,758)	—
Cash paid for the acquisition of Zopim, net of cash acquired	—	(1,100)	(1,896)
Decrease in restricted cash	—	—	153
Net cash used in investing activities	(182,364)	(72,721)	(71,297)
Cash flows from financing activities
Proceeds from initial public offering, net of issuance costs	—	—	103,090
Proceeds from follow-on public offering, net of issuance costs	—	190,094	—
Proceeds from exercise of employee stock options	25,412	10,609	7,229
Proceeds from employee stock purchase plan	11,004	9,526	4,404
Taxes paid related to net share settlement of equity awards	(803)	(609)	(2,117)
Excess tax benefit from share-based award activity	337	449	334
Principal payments on debt	(323)	(6,952)	(20,748)
Proceeds from issuance of debt	—	—	3,940
Principal payments on capital lease obligations	—	(10)	(364)
Net cash provided by financing activities	35,627	203,107	95,768
Effect of exchange rates changes on cash and cash equivalents	(334)	242	(21)
Net increase (decrease) in cash and cash equivalents	(122,549)	135,961	26,540
Cash and cash equivalents at beginning of period	216,226	80,265	53,725
Cash and cash equivalents at end of period	$93,677	$216,226	$80,265
Supplemental cash flow data:
Cash paid for interest and income taxes	$1,678	$793	$1,056
Non-cash investing and financing activities:
Issuance of common stock for the acquisition of Zopim	$—	$—	$10,892
Vesting of early exercised stock options	$628	$1,048	$1,512
Balance of property and equipment in accounts payable and accrued expenses	$3,610	$3,179	$484
Property and equipment acquired through tenant improvement allowances	$237	$174	$3,932
Share-based compensation capitalized in internal-use software development costs	$2,365	$2,085	$2,476
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization
Zendesk was founded in Denmark in 2007 and reincorporated in Delaware in April, 2009.
We are a software development company that provides SaaS products that are intended to help organizations and their customers build better relationships. With our origins in customer service, we have evolved our offerings over time to a family of products that work together to help organizations understand their customers, improve communications, and engage where and when it’s needed most. Our product family is built upon a modern architecture that enables us and our customers to rapidly innovate, adapt our technology in novel ways, and easily integrate with other products and applications.
References to Zendesk, the “Company”, “our”, or “we” in these notes refer to Zendesk, Inc. and its subsidiaries on a consolidated basis.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements include the accounts of Zendesk, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported periods.
Significant items subject to such estimates and assumptions include the fair value of our common stock (through the date of our IPO) and share-based awards, fair value of acquired intangible assets, goodwill, unrecognized tax benefits, useful lives of acquired intangible assets and property and equipment, the capitalization and estimated useful life of our capitalized internal-use software, and financial forecasts used in currency hedging.
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
Revenue Recognition
We generate substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on Zendesk Support and, to a lesser extent, Chat and Talk. In addition, we generate revenue by providing additional features to certain of our subscription plans for a fee that is incremental to the base subscription rate for such plan. Arrangements with customers do not provide the customer with the right to take possession of the software supporting our products at any time, and are therefore accounted for as service contracts. Subscription service arrangements are generally non-cancelable and do not provide for refunds to customers in the event of cancellations or any other right of return. We record revenue net of sales and excise taxes.
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
Certain customers have arrangements that provide for a maximum number of users over the contract term, with usage measured monthly. Revenue for these arrangements is recognized ratably over the contract terms until such time as a better pattern of recognition is evident. Incremental fees are incurred when the maximum number of users is exceeded, and any incremental fees are recognized as revenue ratably over the remaining contractual term.
We derive an immaterial amount of revenue from implementation, Talk usage, and training services, for which we recognize revenue upon completion.
Deferred Revenue
Deferred revenue consists primarily of customer billings in advance of revenue being recognized. We invoice customers for subscriptions to our products in monthly, quarterly, or annual installments. Deferred revenue that is anticipated to be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent deferred revenue. Deferred revenue associated with implementation, Talk usage, and training services was immaterial as of December 31, 2016 and 2015.
Cost of Revenue
Cost of revenue consists primarily of personnel costs (including salaries, share-based compensation, and benefits) for employees associated with our infrastructure and our product support organizations, depreciation, hosting, and other expenses associated with our data centers, amortization expense associated with capitalized internal-use software, payment processing fees, amortization expense associated with acquired intangible assets, third party license fees, and allocated shared costs, including facilities, information technology, and security costs.
Cash, Cash Equivalents, and Restricted Cash
We consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at fair value and consist primarily of bank deposits and money market funds.

As of December 31, 2016, our restricted cash balance was $2.5 million, consisting of $1.1 million cash collateral related to our cash flow hedges, $1.0 million pledged for charitable donation, and $0.4 million related to a deposit for a leased building. As of December 31, 2015, our restricted cash balance was $1.3 million, consisting of $0.9 million pledged for charitable donation, and $0.4 million related to a deposit for a leased building. Restricted cash is included within other assets on our consolidated balance sheet.
Marketable Securities
Marketable securities consist of corporate bonds, asset-backed securities, U.S. Treasury securities, commercial paper, agency securities, and money market funds. We classify marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive loss. We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other expense, net in the consolidated statements of operations.
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
The allowance for doubtful accounts consists of the following activity (in thousands):

	Year Ended December 31,
	2016	2015
Allowance for doubtful accounts, beginning balance	$763	$264
Additions	2,029	1,281
Write-offs	(1,523)	(782)
Allowance for doubtful accounts, ending balance	$1,269	$763
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

We have a master netting agreement with each of our counterparties, which permits net settlement of multiple, separate derivative contracts with a single payment. We may also be required to exchange cash collateral with certain of our counterparties on a regular basis. As of December 31, 2016, we have a restricted cash balance of $1.1 million associated with cash collateral exchanged. ASC 815 permits companies to present the fair value of derivative instruments on a net basis according to master netting arrangements. We have elected to present our derivative instruments on a gross basis in our consolidated financial statements. We do not enter into any derivative contracts for trading or speculative purposes.
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
Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life and recorded in cost of revenue within the accompanying consolidated statements of operations. The weighted-average useful life of our capitalized internal-use software was 3.3 years as of December 31, 2016.
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

Goodwill, Acquired Intangible Assets, and Impairment Assessment of Long-Lived Assets
Goodwill. Goodwill represents the excess purchase consideration of an acquired business over the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment annually in the third quarter, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. No impairment charges were recorded during the years ended December 31, 2016 and 2015.
Acquired Intangible Assets. Acquired intangible assets consist of identifiable intangible assets, primarily developed technology and customer relationships, resulting from our acquisitions. Intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives.
Impairment of Long-Lived Assets. The carrying amounts of our long-lived assets, including property and equipment, capitalized internal-use software, and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future undiscounted net cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. There were no material impairments for the years ended December 31, 2016 and 2015.
Share-Based Compensation
Share-based compensation expense to employees is measured based on the fair value of the awards on the grant date and recognized in our consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award, which is typically 4 years). We estimate the fair value of stock options granted using the Black-Scholes option valuation model. We measure the fair value of restricted stock units, or RSUs, based on the fair value of the underlying shares on the date of grant. Compensation expense for awards with only service conditions is recognized over the vesting period of the applicable award using the straight-line method.
All RSUs and certain options granted to employees prior to our IPO vest upon the satisfaction of both a service condition and a performance condition. These RSUs and stock options with both a service condition and performance condition are collectively referred to as “Performance Awards” in the following discussion. The service condition for substantially all of these awards is satisfied over four years. The performance condition was satisfied upon the occurrence of a qualifying liquidity event which occurred upon the effectiveness of the registration statement related to our IPO. No share-based compensation expense was recognized for the Performance Awards prior to the IPO as the performance condition had not been deemed probable to have been met. Upon the satisfaction of the performance condition in May 2014, we recognized a cumulative share-based compensation expense for the portion of the Performance Awards that had met the service condition. The remaining unrecognized share-based compensation expense was recorded over the remaining requisite service period using the accelerated attribution method, net of estimated forfeitures. For the years ended December 31, 2016, 2015, and 2014, share-based compensation expense related to the Performance Awards was $2.8 million, $6.1 million and $12.7 million, respectively.
As of December 31, 2016, we had a total of $173.4 million in future period share-based compensation expense related to all equity awards, net of estimated forfeitures, to be recognized over a weighted average period of 2.7 years.
Advertising Expense
Advertising is expensed as incurred. For the years ended December 31, 2016, 2015, and 2014, advertising expense was $23.9 million, $16.5 million, and $12.7 million, respectively.
Government Grants
We have obtained government grants in certain jurisdictions where we operate. We receive the grant funds as we meet certain commitments, including targeted levels of employment and/or spending within the local jurisdictions. If we fail to maintain these commitments, we may be required to repay grant funds received or be ineligible to receive future funding. We recognize grant proceeds to offset costs to which the grants relate on a straight-line basis when it is reasonably assured that the applicable commitments have been met. For the year ended December 31, 2016, we recognized grant proceeds of $1.2 million in our consolidated statements of operations. We did not receive grant proceeds in 2015 or 2014.

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
At December 31, 2016 and 2015, there were no customers that represented more than 10% of our accounts receivable balance. There were no customers that individually exceeded 10% of our revenue in any of the periods presented.
Recently Issued and Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or the FASB, issued new revenue guidance that provides principles for recognizing revenue to which an entity expects to be entitled for the transfer of promised goods or services to customers. As currently issued and amended, the new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, though early adoption is permitted for annual reporting periods beginning after December 15, 2016. The guidance may be applied retrospectively to each prior period presented (full retrospective method), or with the cumulative effect recognized as of the date of initial adoption (modified retrospective method).
We currently intend to adopt using the full retrospective approach, however our decision has not been finalized. We continue to assess the impact of the new guidance on our existing revenue arrangements. As a result of adoption, we also expect to capitalize a significant portion of our sales commissions and other incremental costs to acquire contracts, which we historically expensed as incurred, which will result in an increase in deferred costs recognized on our balance sheet. We have not yet concluded the useful life of our capitalized costs, which will affect the classification and magnitude of the deferred costs at each reporting period. We continue to quantify the effect of these changes on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which amended the existing accounting standards for intangible assets. The amendments provide explicit guidance to customers in determining the accounting for fees paid in a cloud computing arrangement, wherein the arrangements that do not convey a software license to the customer are accounted for as service contracts. We adopted this guidance in our first quarter of 2016. The adoption of this new standard did not have a material effect on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The new standard is required to be adopted prospectively. We adopted this guidance in the first quarter of 2016. The adoption of this standard did not have a material effect on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, regarding ASC Topic 842 “Leases.” This new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. The new guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the effect of this standard on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, regarding ASC Topic 718 “Compensation - Stock Compensation.” This amendment changes certain aspects of accounting for share-based compensation to employees, including the recognition of income tax effects of awards when the awards vest or are settled, requirements on net share settlement to cover tax withholding, and accounting for forfeitures. The new guidance is effective for annual reporting periods beginning after December 15, 2016. We plan to adopt this standard in our first quarter of 2017. Under the new guidance, we intend to recognize forfeitures as they occur, rather than applying an estimated forfeiture rate. We do not expect the adoption of this standard to have a material effect on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, regarding ASC Topic 230 “Statement of Cash Flows.” This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. We do not expect the adoption of this standard to have a material effect on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory,” which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual reporting period. The new standard must be adopted using a modified retrospective transition method, with the cumulative effect recognized as of the date of initial adoption. We plan to early adopt this standard in our first quarter of 2017. The adoption of this new guidance is not expected to have a material effect on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows - Restricted Cash,” which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, however early adoption is permitted. The new standard must be adopted retrospectively. We are currently evaluating the effect of this standard on our consolidated statements of cash flows.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations - Clarifying the Definition of a Business,” which clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, however early adoption is permitted. We do not expect the adoption of this standard to have a material effect on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, regarding ASC Topic 350 “Simplifying the Test for Goodwill Impairment,” which simplifies the required methodology to calculate an impairment charge for goodwill. The standard is effective for fiscal years beginning after December 15, 2019, however early adoption is permitted. We do not expect the adoption of this standard to have a material effect on our consolidated financial statements.

Note 3. Business Combinations
We Are Cloud SAS
On October 13, 2015, we completed the acquisition of WAC, the maker of BIME Analytics software. We acquired 100 percent of the outstanding shares of WAC in exchange for purchase consideration of $46.4 million in cash, including working capital adjustments. As partial security for standard indemnification obligations, $7.0 million of the consideration was held in escrow for a period of up to 18 months, a portion of which was released 12 months following the closing of the acquisition. We incurred transaction costs of $1.0 million in connection with the acquisition. The transaction costs were expensed as incurred and recognized within general and administrative expenses.

In 2016, we finalized our purchase accounting for the acquisition. The total purchase price was allocated to the assets acquired and liabilities assumed as set forth below (in thousands). The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill generated from the acquisition is primarily attributable to expected synergies, including cost savings from integrating the analytics technology with our infrastructure and the opportunity to sell the analytics software alongside our existing products. Goodwill is not deductible for income tax purposes. Goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present.

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

Zopim Technologies
On March 21, 2014, we completed the acquisition of Zopim, a software development company that provides a SaaS live chat service. The total adjusted acquisition date fair value of consideration transferred was $15.8 million, including $4.9 million of cash and $10.9 million of our common stock, all of which was issued on the acquisition date. The total purchase price was allocated to assets acquired and liabilities assumed as set forth below (in thousands). The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill generated from the acquisition is attributable to expected synergies from future growth and potential future monetization opportunities, and is not deductible for tax purposes.

Net tangible liabilities assumed	$(385)
Intangible assets	6,560
Goodwill	9,594
Total purchase price	$15,769

In connection with the acquisition, we also established a retention plan pursuant to which we issued RSUs for 0.9 million shares of our common stock, which vest in three annual installments from the date of acquisition. In addition, we agreed to pay cash in an aggregate amount of $3.0 million in two annual installments from the date of acquisition to Zopim employees in connection with their continued employment, which is recorded as compensation expense over the associated service periods of such employees. As of December 31, 2016, RSUs for 0.6 million shares of our common stock have vested pursuant to the terms of the retention plan, and we have paid the cash retention bonus of $3.0 million.
Pro forma revenue and results of operations have not been presented because the historical results of Zopim were not material to our consolidated financial statements in any period presented.

Note 4. Financial Instruments
Investments
The following tables present information about our financial assets measured at fair value on a recurring basis as of December 31, 2016 and 2015 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurement at December 31, 2016
	Level 1	Level 2	Total
Description
Corporate bonds	$—	124,930	$124,930
Asset-backed securities	—	32,567	32,567
U.S. treasury securities	—	30,585	30,585
Commercial paper	—	9,787	9,787
Agency securities	—	8,489	8,489
Money market funds	$3,545	$—	$3,545
Total	$3,545	$206,358	$209,903
Included in cash and cash equivalents			$3,545
Included in marketable securities			$206,358

	Fair Value Measurement at December 31, 2015
	Level 1	Level 2	Total
Description
Corporate bonds	$—	$31,761	$31,761
Money market funds	21,338	—	21,338
Asset-backed securities	—	7,998	7,998
Commercial paper	—	5,992	5,992
U.S. treasury securities	—	4,001	4,001
Agency securities	$—	$1,998	$1,998
Total	$21,338	$51,750	$73,088
Included in cash and cash equivalents			$21,338
Included in marketable securities			$51,750
There were no transfers between fair value measurement levels during the years ended December 31, 2016 or 2015.
Gross unrealized gains or losses for cash equivalents and marketable securities as of December 31, 2016 and 2015 were not material. As of December 31, 2016 and 2015, there were no securities that were in an unrealized loss position for more than twelve months.
The following table classifies our marketable securities by contractual maturity as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Due in one year or less	$131,190	$29,414
Due after one year	75,168	22,336
Total	$206,358	$51,750

Derivative Instruments and Hedging

Our foreign currency exposures typically arise from expenditures associated with foreign operations and sales in foreign currencies for subscriptions to our products. In September 2015, we implemented a hedging program to mitigate the effect of foreign currency fluctuations on our future cash flows and earnings. We enter into foreign currency forward contracts with certain financial institutions and designate those contracts as cash flow hedges. Our foreign currency forward contracts generally have maturities of 15 months or less. As of December 31, 2016, the balance of accumulated other comprehensive loss included an unrealized loss of $3.0 million related to the effective portion of changes in the fair value of foreign currency forward contracts designated as cash flow hedges. As of December 31, 2016, we have posted cash collateral related to our cash flow hedges of $1.1 million. We expect to reclassify $2.8 million from accumulated other comprehensive loss into earnings over the next 12 months associated with our cash flow hedges.

The following table presents information about our derivative instruments on the consolidated balance sheet as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$868	Accrued liabilities	$4,280
Total		$868		$4,280

	December 31, 2015
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$408	Accrued liabilities	$1,081
Total		$408		$1,081

Our foreign currency forward contracts had a total notional value of $79.6 million and $60.8 million as of December 31, 2016 and 2015, respectively.

The following table presents information about our derivative instruments on the statement of operations for the year ended December 31, 2016 and 2015 (in thousands):

		Year Ended December 31, 2016		Year Ended December 31, 2015
Derivative Instrument	Location of Loss Reclassified into Earnings	Loss Recognized in AOCI	Loss Reclassified from AOCI into Earnings	Loss Recognized in AOCI	Loss Reclassified from AOCI into Earnings
Foreign currency forward contracts	Revenue, cost of revenue, operating expenses	$(3,174)	$(903)	$(794)	$(84)
Total		$(3,174)	$(903)	$(794)	$(84)

All derivatives have been designated as hedging instruments. Amounts recognized in earnings related to excluded time value and hedge ineffectiveness were not material for the year ended December 31, 2016.
Note 5. Property and Equipment
Property and equipment consists of the following (in thousands):

	December 31, 2016	December 31, 2015
Hosting equipment	$35,018	$26,920
Capitalized internal-use software	25,773	22,418
Leasehold improvements	25,396	19,577
Computer equipment and software	11,879	7,682
Furniture and fixtures	8,014	5,739
Construction in progress	7,993	4,157
Total	114,073	86,493
Less accumulated depreciation and amortization	(51,342)	(29,953)
Property and equipment, net	$62,731	$56,540
Depreciation expense was $16.2 million, $11.2 million, and $6.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Amortization expense of capitalized internal-use software totaled $7.4 million, $6.2 million, and $3.8 million during the years ended December 31, 2016, 2015, and 2014, respectively. The carrying value of capitalized internal-use software at December 31, 2016 and 2015 was $15.4 million and $14.1 million, respectively, including $5.4 million and $1.5 million in construction in progress, respectively.
Note 6. Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill for the year ended December 31, 2016 are as follows (in thousands):

Balance as of December 31, 2014	$9,240
Goodwill acquired	36,730
Goodwill adjustments	—
Foreign currency translation adjustments	(624)
Balance as of December 31, 2015	45,346
Goodwill acquired	—
Goodwill adjustments	166
Foreign currency translation adjustments	(165)
Balance as of December 31, 2016	$45,347
The following tables present information about our acquired intangible assets subject to amortization as of December 31, 2016 and 2015 (in thousands):

	As of December 31, 2016
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustments	Net	Remaining Useful Life
					(In years)
Developed technology	$14,000	$(6,584)	$(169)	$7,247	2.9
Customer relationships	1,800	(1,044)	(53)	703	2.3
	$15,800	$(7,628)	$(222)	$7,950

	As of December 31, 2015
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustments	Net	Remaining Useful Life
					(In years)
Developed technology	$14,000	$(3,133)	$(279)	$10,587	3.7
Customer relationships	1,800	(606)	(78)	1,117	3.1
	$15,800	$(3,740)	$(356)	$11,704
During 2015, the trade name associated with our acquisition of Zopim became fully amortized and was removed from our consolidated balance sheet. Amortization expense of acquired intangible assets for the year ended December 31, 2016 and 2015 was $3.9 million and $2.3 million, respectively.
Estimated future amortization expense as of December 31, 2016 is as follows (in thousands):

2017	$3,241
2018	2,129
2019	2,068
2020	512
$7,950
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
Note 8. Commitments and Contingencies
Leases
We lease office space under noncancelable operating leases with various expiration dates. Certain of the office space lease agreements contain rent holidays or rent escalation provisions. Rent holiday and rent escalation provisions are considered in determining the straight-line expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. For the years ended December 31, 2016, 2015, and 2014, rent expense was $9.9 million, $7.5 million, and $6.8 million, respectively. Deferred rent of $6.5 million and $6.9 million as of December 31, 2016 and 2015, respectively, is included in other liabilities.
We leased computer equipment from various parties under capital lease agreements that expired in March 2015.
As of December 31, 2016, the future minimum lease payments by year under noncancelable operating leases are as follows for the years ending December 31 (in thousands):

2017	$11,071
2018	10,582
2019	9,758
2020	6,450
2021	4,571
Thereafter	2,472
Total minimum lease payments	$44,904
Letters of Credit
As of December 31, 2016 and 2015, we had a total of $2.7 million and $3.7 million, respectively in unsecured letters of credit outstanding primarily related to our leased office space in San Francisco. These letters of credit renew annually and mature at various dates through October 31, 2022.
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
Indemnifications
In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to customers, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, intellectual property infringement claims made by third parties, and other liabilities relating to or arising from our products, or our acts or omissions. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments. In addition, we have indemnification agreements with our directors and executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations may vary. To date, we have not incurred any material costs, and we have not accrued any liabilities in the accompanying consolidated financial statements, as a result of these obligations.
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
Preferred Stock
As of December 31, 2016 and 2015, 10 million shares of preferred stock were authorized for issuance with a par value of $0.01 per share and no shares of preferred stock were issued or outstanding.
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
For the year ended December 31, 2016 and 2015, 0.6 million and 1.0 million shares of common stock were purchased under the ESPP. Pursuant to the terms of the ESPP, the number of shares reserved under the ESPP increased by 1.0 million shares and 0.9 million shares on January 1, 2017 and 2016, respectively. As of December 31, 2016, 3.3 million shares of common stock were available for issuance under the ESPP.
Stock Option and Grant Plans
Our board of directors adopted the 2009 Stock Option and Grant Plan, or the 2009 Plan, in July 2009. The 2009 Plan was terminated in connection with our IPO, and accordingly, no shares are available for issuance under this plan. The 2009 Plan continues to govern outstanding awards granted thereunder.
Our 2014 Stock Option and Incentive Plan, or the 2014 Plan, serves as the successor to our 2009 Plan. Pursuant to the terms of the 2014 Plan, the number of shares reserved for issuance under the 2014 Plan increased by 4.8 million and 4.5 million shares on January 1, 2017 and 2016, respectively. As of December 31, 2016, we had 6.0 million shares of common stock available for future grants under the 2014 Plan.

On May 6, 2016, the compensation committee of our board of directors granted equity awards representing 1.2 million shares. These awards were granted outside of the 2014 Plan pursuant to an exemption provided for “employment inducement awards” within the meaning of Section 303A.08 of the New York Stock Exchange Listed Company Manual and accordingly did not require approval from our stockholders.
A summary of our stock option and RSU activity for the year ended December 31, 2016 is as follows (in thousands, except per share information):

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Outstanding RSUs	Weighted Average Grant Date Fair Value
				(In years)
Outstanding — January 1, 2016	4,323	10,778	$11.94	7.96	$156,262	6,417	$19.54
Increase in authorized shares	5,716
Stock options granted	(1,413)	1,413	23.72
RSUs granted	(4,216)					4,216	21.05
Stock options exercised		(2,924)	8.70
RSUs vested						(2,894)	18.51
Unvested shares repurchased	38
Stock options forfeited or canceled	788	(788)	17.37
RSUs forfeited or canceled	803					(803)	20.18
Outstanding — December 31, 2016	6,039	8,479	$14.52	7.49	$66,449	6,936	$20.81
Options vested and expected to vest as of December 31, 2016		8,001	$14.24	7.43	$64,639
Options vested and exercisable as of December 31, 2016		3,698	$11.47	6.91	$38,609
The total intrinsic value of stock options exercised during the year ended December 31, 2016 was $49.2 million and during each of the years ended December 31, 2015 and 2014 was $66.2 million. Aggregate intrinsic value for options exercised represents the difference between the exercise price and the market value on the date of exercise. The weighted-average grant date fair value of stock options granted during the years ended December 31, 2016, 2015, and 2014 was $11.34, $12.44, and $7.22 respectively.
Aggregate intrinsic value for options outstanding represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Zendesk’s closing stock price as reported on the New York Stock Exchange as of December 31, 2016 was $21.20.
Share-Based Compensation Expense
All share-based awards to employees and members of our board of directors are measured based on the grant date fair value of the awards and recognized in the consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award, which is typically four years). We record share-based compensation expense for service-based equity awards using the straight-line attribution method. We record share-based compensation expense for performance-based equity awards using the accelerated attribution method.
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

•
Expected Volatility. We determine the price volatility factor using a combination of the historical volatility of publicly traded industry peers and our own common stock. To determine our peer group of companies, we consider public companies in the technology industry and select those that are similar to us in size, stage of life cycle, and financial leverage. We do not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity is relatively low. We intend to continue to consistently apply this methodology using the same or similar public companies combined with our own volatility until a sufficient amount of historical information regarding the volatility of our own common stock price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•
Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes valuation model on the yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term of the stock options for each stock option group.

•	Dividend Yield. We have not paid and do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero.
The assumptions used to estimate the fair value of stock options granted to employees are as follows:

	Year Ended December 31,
	2016	2015	2014
Expected volatility	47% - 49%	49% - 54%	54% - 56%
Dividend rate	0%	0%	0%
Risk-free interest rate	1.1% - 2.0%	1.4% - 2.0%	1.75% - 2.02%
Expected term (in years)	6.02 - 6.08	6.02 - 6.08	6.02 - 6.50

The assumptions used to estimate the fair value of ESPP awards are as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Expected volatility	42% - 48%	37% - 43%
Dividend rate	0%	0%
Risk-free interest rate	0.38% - 0.90%	0.09% - 0.69%
Expected term (in years)	0.50 -1.50	0.50 -1.50

In addition to the assumptions used in the Black-Scholes option valuation model, we have also estimated forfeiture rates to calculate the share-based compensation expense for our awards. Our forfeiture rates are based on an analysis of our actual historical forfeitures. Changes in the estimated forfeiture rate can have a significant impact on our share-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the share-based compensation expense recognized in our financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the share-based compensation expense recognized in our financial statements.

We will continue to use judgment in evaluating the expected volatility and expected term utilized in our share-based compensation expense calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates of expected volatility and expected term, which could materially impact our future share-based compensation expense. In the first quarter of 2017, we intend to recognize forfeitures as they occur, rather than applying an estimated forfeiture rate, as permitted by ASU 2016-09. Refer to Note 2 for additional information regarding the adoption of this standard.
In the year ended December 31, 2016 and 2015, we recorded $0.7 million and none of share-based compensation expense related to accelerated vesting of share-based awards for terminated employees, respectively.
Early Exercise of Stock Options and Purchase of Unvested Stock Awards
Certain of our stock options permit early exercise. Common stock purchased pursuant to an early exercise of stock options or unvested stock awards is not deemed to be outstanding for financial reporting purposes until those shares vest. Therefore, cash received in exchange for unvested shares is recorded as a liability and is transferred into common stock and additional paid-in capital as the shares vest. Upon termination of service, we may, at our discretion, repurchase unvested shares acquired through early exercise of stock options or purchase of unvested stock awards at a price equal to the price per share paid upon the exercise of such options or the purchase of such unvested stock awards. As of December 31, 2016 and 2015 there were 0.1 million and 0.3 million shares outstanding as a result of early exercise of stock options and purchase of unvested stock awards by our employees and directors that were classified as accrued liabilities for an aggregated amount of $0.4 million and $1.0 million, respectively.

Note 10. Net Loss Per Share
We compute net loss per share of common stock in conformity with the two-class method required for participating securities. We considered all series of the redeemable convertible preferred stock to be participating securities as the holders of the preferred stock were entitled to receive a non-cumulative dividend on a pari passu basis in the event that a dividend is paid on common stock. We also consider shares of common stock issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of all series of the redeemable convertible preferred stock and the holders of shares of common stock acquired upon early exercise of stock options do not have a contractual obligation to share in our losses. As such, our net losses for the years ended December 31, 2016, 2015, and 2014 were not allocated to these participating securities. Upon the closing of the IPO in May 2014, all shares of our then-outstanding redeemable convertible preferred stock automatically converted into our common stock.
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
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Net loss	$(103,799)	$(84,052)	$(67,415)
Less: Accretion of redeemable convertible preferred stock	—	—	(18)
Net loss attributable to common stockholders	$(103,799)	$(84,052)	$(67,433)
Basic shares:
Weighted-average common shares outstanding	93,307	85,238	54,383
Less: Weighted-average common shares subject to repurchase	(146)	(312)	(812)
Weighted-average common shares used to compute basic net loss per share	93,161	84,926	53,571
Diluted shares:
Weighted-average common shares used to compute diluted net loss per share	93,161	84,926	53,571
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.11)	$(0.99)	$(1.26)
The anti-dilutive securities excluded from the shares used to calculate the diluted net loss per share are as follows (in thousands):

	As of December 31,
	2016	2015	2014
Shares subject to outstanding common stock options and employee stock purchase plan	8,556	10,844	12,178
Restricted stock units	6,936	6,417	3,064
	15,492	17,260	15,242
Note 11. Income Taxes
The components of loss before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
U.S.	$(107,685)	$(85,928)	$(66,755)
Foreign	4,879	2,214	(923)
Total	$(102,806)	$(83,714)	$(67,678)

The income tax provision is composed of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current tax provision:
Federal	$—	$1	$2
State	74	(3)	1
Foreign	3,096	1,693	567
	3,170	1,691	570
Deferred tax provision:
Federal	(49)	(16)	—
State	—	—	—
Foreign	(2,128)	(1,337)	(833)
Total provision for (benefit from) income taxes	$993	$338	$(263)

Significant components of deferred tax assets are as follows (in thousands):

	As of December 31,
	2016	2015
Deferred tax assets:
Tax credit carryforward	$762	$266
Net operating loss carryforward	73,611	53,237
Share-based compensation	13,306	10,733
Accrued liabilities and reserves	4,877	3,840
Other	5,325	2,609
Total deferred tax assets	97,881	70,685
Less: valuation allowance	(92,125)	(65,371)
Deferred tax assets, net of valuation allowance	5,756	5,314
Deferred tax liabilities:
Depreciation and amortization	(4,474)	(6,335)
Net deferred tax assets (liabilities)	$1,282	$(1,021)

The following is a reconciliation of the statutory federal income tax rate and the effective tax rates:

	Year Ended December 31,
	2016	2015	2014
Tax at federal statutory rate	34.0%	34.0%	34.0%
State tax provision, net of federal benefit	—	—	—%
Share-based compensation	(6.1)	(5.5)	(5.5)
Valuation allowance	(23.3)	(29.2)	(27.9)
Intercompany dividend	(5.9)	—	—
Other	0.3	0.3	(0.2)
Effective tax rate	(1.0)%	(0.4)%	0.4%

We have not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2016 because we intend to permanently reinvest such earnings outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of December 31, 2016, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $12.0 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
As of December 31, 2016, we had net operating loss carryforwards of approximately $342.9 million for federal income taxes and $145.8 million for state income taxes. If not utilized, these carryforwards will begin to expire in 2029 for federal purposes and 2031 for state purposes. As of December 31, 2016, we had research and development credit carryforwards of approximately, $5.5 million and $6.0 million for federal and state income taxes, respectively. If not utilized, the federal carryforwards will begin to expire in 2029. The state tax credit can be carried forward indefinitely. Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event that we had a change of ownership, utilization of the net operating loss and tax credit carryforwards may be restricted. In addition, we have $7.7 million of net operating loss carryforwards in France, of which approximately $3.0 million were obtained as part of our acquisition of WAC. These carryforward losses do not expire, however, utilization of these carryforwards may be subject to annual limitations. In addition, the right to the carryforward losses could be challenged if the French tax authorities determined that a significant change in the company’s actual business has occurred.

We account for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes, net operating loss carryforwards, and other tax credits measured by applying currently enacted tax laws. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. We regularly assess the need for a valuation allowance against our deferred tax assets by considering both positive and negative evidence to determine whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. We recorded a valuation allowance to fully offset our U.S. deferred tax assets, as we consider our cumulative loss in recent years to be strong negative evidence for retaining the valuation allowance. The valuation allowance increased by $26.8 million during the twelve months ended December 31, 2016. We will continue to assess the future realization of our deferred tax assets in each applicable jurisdiction and adjust the valuation allowance accordingly.
A share option exercise may result in a tax deduction prior to the actual recognition of the related excess tax benefit because we have a net operating loss carryforward. Our net operating losses include $141.7 million of excess stock option benefits that will be creditable to additional paid in capital when realized.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

Balance at December 31, 2014	$5,955
Decrease from tax positions related to the prior year	(57)
Additions from tax positions related to the current year	2,605
Lapse of statutes of limitations	—
Balance at December 31, 2015	8,503
Additions from tax positions related to the prior year	279
Additions from tax positions related to the current year	3,639
Decrease related to settlements with taxing authorities	(621)
Lapse of statutes of limitations	(14)
Balance at December 31, 2016	$11,786
As of December 31, 2016, we had $0.2 million of interest and penalties related to the uncertain tax positions.  We have elected to record interest and penalties in the financial statements as a component of income taxes. Included in the balance of unrecognized tax benefits at December 31, 2016 and 2015 are potential benefits of $0.4 million and $1.0 million, respectively, which if recognized, would affect the effective tax rate.
In April 2009, Zendesk’s entity in Denmark, or Zendesk Denmark, transferred certain assets to Zendesk’s U.S. entity. In April 2015, the Danish Tax Authority, or SKAT, issued a letter of intent in contemplation of adjusting the value of the reported asset transfer. In September 2016, SKAT and Zendesk Denmark settled the dispute over the price of the transferred assets and the company paid the settlement amount of $0.9 million which included income tax and interest, and released the associated reserve for the uncertain tax position.
We are currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate over the next 12 months.
Our 2012-2015 tax years remain subject to examination by the taxing authorities for U.S. federal, state, and foreign tax purposes.
Note 12. Geographic Information
Revenue
The following table presents our revenue by geographic area, as determined based on the billing address of our customers (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$168,479	$116,220	$72,217
EMEA	87,360	59,047	35,856
Other	56,160	33,501	18,976
Total	$311,999	$208,768	$127,049

Long-Lived Assets
The following table presents our long-lived assets by geographic area (in thousands):

	As of December 31, 2016	As of December 31, 2015
United States	$26,372	$26,696
EMEA:
Republic of Ireland	5,703	5,171
Other EMEA	6,834	5,180
Total EMEA	12,537	10,351
APAC:
Australia	3,414	4,544
Other APAC	4,943	788
Total APAC	8,357	5,332
Total	$47,266	$42,379

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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K.
Based on this evaluation, our management concluded that, as of December 31, 2016, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal over control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Stockholders, or the 2017 Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016 and is incorporated herein by reference.
We have a code of business ethics and conduct that applies to all of our employees, including our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and our Board of Directors. A copy of this code, "Code of Business Conduct and Ethics", is available on our website at http://investor.zendesk.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our investor relations website under the heading "Corporate Governance" at http://investor.zendesk.com.
Item 11. Executive Compensation.
The information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

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
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zendesk, Inc.

Date:	February 27, 2017	By:	/s/ Elena Gomez
Elena Gomez
Chief Financial Officer (Principal Financial and Accounting Officer)
POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Mikkel Svane and Elena Gomez, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Mikkel Svane	Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)	2/27/2017
Mikkel Svane
/s/ Elena Gomez	Chief Financial Officer (Principal Financial and Accounting Officer)	2/27/2017
Elena Gomez

/s/ Carl Bass	Director	2/27/2017
Carl Bass

/s/ Peter Fenton	Director	2/27/2017
Peter Fenton

/s/ Caryn Marooney	Director	2/27/2017
Caryn Marooney

/s/ Elizabeth Nelson	Director	2/27/2017
Elizabeth Nelson

/s/ Dana Stalder	Director	2/27/2017
Dana Stalder

/s/ Michelle Wilson	Director	2/27/2017
Michelle Wilson

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
2.1	Share Purchase and Sale Agreement by and among the Registrant, the sellers listed therein, the option holders listed therein, Zopim Technologies Pte Ltd., and the representative of the sellers and option holders listed therein, dated as of March 14, 2014.	S-1	333-195176	2.1	April 10, 2014
2.2	Stock Purchase Agreement by and among Zendesk, Inc., We Are Cloud SAS, the Sellers set forth therein, and Rachel Delacour and Alven Capital Partners, represented by Mr. Jérémy Uzan, as the Sellers’ Representatives, dated October 13, 2015.	8-K	001-36456	2.1	October 19, 2015
2.3	Stock Purchase Agreement by and among Zendesk, Inc., We Are Cloud SAS, and the Sellers set forth therein, dated October 13, 2015.	8-K	001-36456	2.2	October 19, 2015
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36456	3.1	August 7, 2014
3.2	Amended and Restated By-laws of the Registrant.	8-K	001-36456	3.1	November 1, 2016
4.1	Form of Common Stock Certificate of the Registrant.	S-1	333-195176	4.1	May 5, 2014
10.1#	2009 Stock Option and Grant Plan, as amended, and related form agreements.	S-1	333-195176	10.2	April 10, 2014
10.2#	2014 Stock Option and Incentive Plan, and related form agreements.
10.3#	2014 Employee Stock Purchase Plan, as amended.	10-Q	001-36456	10.2	November 6, 2014
10.4#	Form of Inducement Option Agreement.	8-K	001-36456	10.1	May 6, 2016
10.5#	Form of Inducement RSU Agreement.	8-K	001-36456	10.2	May 6, 2016
10.6#	Offer Letter between the Registrant and Alan Black, dated as of October 28, 2011.	S-1	333-195176	10.5	April 10, 2014
10.7#	Offer Letter between the Registrant and Adrian McDermott, dated as of June 16, 2010.	S-1	333-195176	10.7	April 10, 2014
10.8#	Offer Letter between the Registrant and John Geschke, dated as of May 30, 2012.	10-K	001-36456	10.9	February 26, 2016
10.9#	Offer Letter between the Registrant and Elena Gomez, dated as of April 6, 2016.
10.10#	Offer Letter between the Registrant and Tom Keiser, dated as of March 29, 2016.
10.11#	Offer Letter between the Registrant and Bryan Cox, dated as of March 24, 2016.
10.12	Office Lease between the Registrant and 989 Market Street, LLC, dated as of April 29, 2011.	S-1	333-195176	10.8	April 10, 2014
10.13	First Amendment to Lease between the Registrant and 989 Market Street, LLC, dated as of June 28, 2011.	S-1	333-195176	10.9	April 10, 2014
10.14	Second Amendment to Lease between the Registrant and 989 Market Street, LLC, dated as of August 11, 2011.	S-1	333-195176	10.10	April 10, 2014

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.15	Third Amendment to Lease between the Registrant and HMC Mid-Market Ventures LLC, dated as of September 11, 2013.	S-1	333-195176	10.11	April 10, 2014
10.16	Lease Agreement between the Registrant and 1019 Market St. Property, LLC, dated as of September 6, 2013, as amended.	10-Q	001-36456	10.1	November 6, 2014
10.17#	Amended and Restated Non-Employee Director Compensation Policy.	8-K	001-36456	10.4	May 3, 2016
10.18#	Amended and Restated Executive Incentive Bonus Plan.	8-K	001-36456	10.1	February 11, 2015
10.19#	Zendesk, Inc. Change in Control Acceleration Plan.	8-K	001-36456	10.1	May 15, 2015
10.20#	Forms of Indemnification Agreement.	S-1	333-195176	10.1	April 10, 2014
10.21	Sublease between the Registrant and Zoosk, Inc., dated as of August 1, 2012.	S-1	333-195176	10.12	April 10, 2014
10.22	Lease by and between Zendesk, Inc. and 1035 Market Street, LLC., dated June 22, 2016.	8-K	001-36456	10.1	June 27, 2016
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 92 of this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates management contract or compensatory plan, contract, or agreement.

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