Form 10-Q
period 2017-03-31
Zendesk, Inc.
filed 2017-05-08
CIK 1463172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  x    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  x    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	x	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  x
As of April 30, 2017 there were 98,961,539 shares of the registrant’s common stock outstanding.

ZENDESK, INC.

PART I — FINANCIAL INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ZENDESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and shares)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$109,258	$93,677
Marketable securities	138,440	131,190
Accounts receivable, net of allowance for doubtful accounts of $2,264 and $1,269 as of March 31, 2017 and December 31, 2016, respectively	39,105	37,343
Prepaid expenses and other current assets	17,982	17,608
Total current assets	304,785	279,818
Marketable securities, noncurrent	68,320	75,168
Property and equipment, net	60,842	62,731
Goodwill and intangible assets, net	52,699	53,296
Other assets	4,382	4,272
Total assets	$491,028	$475,285
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,890	$4,555
Accrued liabilities	18,448	19,106
Accrued compensation and related benefits	21,664	20,281
Deferred revenue	130,129	123,276
Total current liabilities	176,131	167,218
Deferred revenue, noncurrent	1,989	1,257
Other liabilities	7,511	7,382
Total liabilities	185,631	175,857
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock	—	—
Common stock	991	971
Additional paid-in capital	655,792	624,026
Accumulated other comprehensive loss	(3,792)	(5,197)
Accumulated deficit	(346,942)	(319,720)
Treasury stock at cost (0.5 million shares as of March 31, 2017 and December 31, 2016)	(652)	(652)
Total stockholders’ equity	305,397	299,428
Total liabilities and stockholders’ equity	$491,028	$475,285
See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$93,007	$68,459
Cost of revenue (1)	28,107	21,516
Gross profit	64,900	46,943
Operating expenses: (1)
Research and development	26,456	21,597
Sales and marketing	47,301	36,172
General and administrative	18,317	15,861
Total operating expenses	92,074	73,630
Operating loss	(27,174)	(26,687)
Other income (expense), net	218	(70)
Loss before provision for income taxes	(26,956)	(26,757)
Provision for income taxes	38	414
Net loss	$(26,994)	$(27,171)
Net loss per share, basic and diluted	$(0.28)	$(0.30)
Weighted-average shares used to compute net loss per share, basic and diluted	97,475	90,519
(1) Includes share-based compensation expense as follows:

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$2,104	$1,633
Research and development	6,914	6,627
Sales and marketing	5,633	5,439
General and administrative	4,562	3,996

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(26,994)	$(27,171)
Other comprehensive gain, before tax:
Net change in unrealized gain on available-for-sale investments	119	129
Foreign currency translation gain	576	733
Net change in unrealized loss on derivative instruments	1,526	2,610
Other comprehensive gain, before tax	2,221	3,472
Tax effect	(816)	—
Other comprehensive gain, net of tax	1,405	3,472
Comprehensive loss	$(25,589)	$(23,699)

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(26,994)	$(27,171)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	7,923	6,526
Share-based compensation	19,213	17,695
Other	697	403
Changes in operating assets and liabilities:
Accounts receivable	(2,316)	1,898
Prepaid expenses and other current assets	(513)	862
Other assets and liabilities	(332)	(383)
Accounts payable	1,958	(1,851)
Accrued liabilities	2,524	2,307
Accrued compensation and related benefits	(2,596)	(2,066)
Deferred revenue	7,585	6,369
Net cash provided by operating activities	7,149	4,589
Cash flows from investing activities
Purchases of property and equipment	(4,791)	(3,249)
Internal-use software development costs	(1,852)	(1,351)
Purchases of marketable securities	(40,758)	(20,795)
Proceeds from maturities of marketable securities	31,654	10,051
Proceeds from sale of marketable securities	8,602	7,604
Net cash used in investing activities	(7,145)	(7,740)
Cash flows from financing activities
Proceeds from exercise of employee stock options	11,689	1,915
Proceeds from employee stock purchase plan	3,844	3,144
Taxes paid related to net share settlement of equity awards	(154)	(189)
Net cash provided by financing activities	15,379	4,870
Effect of exchange rate changes on cash and cash equivalents	198	(154)
Net increase in cash and cash equivalents	15,581	1,565
Cash and cash equivalents at beginning of period	93,677	216,226
Cash and cash equivalents at end of period	$109,258	$217,791
Supplemental cash flow data:
Cash paid for interest and income taxes	$196	$168
Non-cash investing and financing activities:
Vesting of early exercised stock options	$115	$232
Balance of property and equipment in accounts payable and accrued expenses	$1,460	$2,345
Share-based compensation capitalized in internal-use software development costs	$694	$563
See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Overview and Basis of Presentation
Company and Background
Zendesk was founded in Denmark in 2007 and reincorporated in Delaware in April 2009.
We are a software development company that provides software as a service, or SaaS, products that are intended to help organizations and their customers build better relationships. With our origins in customer service, we have evolved our offerings over time to a family of products that work together to help organizations understand their customers, improve communications, and engage where and when it’s needed most. Our product family is built upon a modern architecture that enables us and our customers to rapidly innovate, adapt our technology in novel ways, and easily integrate with other products and applications.
References to Zendesk, the “Company”, “our”, or “we” in these notes refer to Zendesk, Inc. and its subsidiaries on a consolidated basis.
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 27, 2017. There have been no changes to our significant accounting policies described in the Annual Report on Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes, except as described below.
In the first quarter of 2017, we changed our accounting policy for share-based compensation to recognize forfeitures as they occur, as permitted by Accounting Standards Update, or ASU, 2016-09. Refer to Recently Issued and Adopted Accounting Pronouncements below for a more detailed discussion.
The consolidated balance sheet as of December 31, 2016 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, our comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2017.
Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported periods.
Significant items subject to such estimates and assumptions include the fair value of share-based awards, acquired intangible assets, goodwill and unrecognized tax benefits, the useful lives of acquired intangible assets and property and equipment, the capitalization and estimated useful life of capitalized internal-use software, and financial forecasts used in currency hedging.
These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.

Concentrations of Risk
As of March 31, 2017, no customers represented 10% or greater of our total accounts receivable balance. There were no customers that individually exceeded 10% of our revenue during the three months ended March 31, 2017 or 2016.
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
In March 2016, the FASB issued ASU 2016-09, regarding ASC Topic 718 “Compensation - Stock Compensation.” This amendment changes certain aspects of accounting for share-based awards to employees, including the recognition of income tax effects of awards when the awards vest or are settled, requirements on net share settlement to cover tax withholding, and accounting for forfeitures. We adopted the standard in the first quarter of 2017.
As required by the new standard, we now recognize excess tax effects from share-based awards as a component of provision for income taxes in our statement of operations when awards vest or are settled. Upon adoption, we recorded a deferred tax asset of $52.8 million to reflect, on a modified retrospective basis, the previously unrecognized excess tax benefits, however the deferred tax asset was fully offset by a valuation allowance, resulting in no impact to our consolidated financial statements. In our statement of cash flows, we no longer classify excess tax benefits as a reduction from operating cash flows. This change was made prospectively beginning with the quarter ended March 31, 2017.
We also elected to account for forfeitures as they occur, therefore share-based compensation expense for the three months ended March 31, 2017 has been calculated based on actual forfeitures in our consolidated statement of operations, rather than our previous approach which was net of estimated forfeitures. The cumulative-effect adjustment of this change on a modified retrospective basis was not material. Share-based compensation expense for the three months ended March 31, 2016 was recorded net of estimated forfeitures.
In October 2016, the FASB issued ASU 2016-16, “Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory,” which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual reporting period. The new standard must be adopted using a modified retrospective basis, with the cumulative effect recognized as of the date of adoption. We adopted the standard in the first quarter of 2017. Upon adoption, we recorded a deferred tax asset of $6.2 million to reflect the previously unrecognized tax benefits, however the deferred tax asset was fully offset by a valuation allowance, resulting in no impact to our consolidated financial statements.

Note 2. Financial Instruments
Investments
The following tables present information about our financial assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurement at March 31, 2017
	Level 1	Level 2	Total
Description
Corporate bonds	$—	$131,527	$131,527
U.S. treasury securities		30,564	30,564
Asset-backed securities	—	30,399	30,399
Agency securities		8,485	8,485
Commercial paper	—	5,785	5,785
Money market funds	3,825	—	3,825
Total	$3,825	$206,760	$210,585
Included in cash and cash equivalents			$3,825
Included in marketable securities			$206,760

	Fair Value Measurement at December 31, 2016
	Level 1	Level 2	Total
Description
Corporate bonds	$—	$124,930	$124,930
Asset-backed securities		32,567	32,567
U.S. treasury securities		30,585	30,585
Commercial paper		9,787	9,787
Agency securities		8,489	8,489
Money market funds	3,545	$—	$3,545
Total	$3,545	$206,358	$209,903
Included in cash and cash equivalents			$3,545
Included in marketable securities			$206,358

As of March 31, 2017 and December 31, 2016, there were no securities within Level 3 of the fair value hierarchy. There were no transfers between fair value measurement levels during the three months ended March 31, 2017. Gross unrealized gains and losses for cash equivalents and marketable securities as of March 31, 2017 and December 31, 2016 were not material. As of March 31, 2017 and December 31, 2016, there were no securities that were in an unrealized loss position for more than 12 months.
The following table classifies our marketable securities by contractual maturity as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Due in one year or less	$138,440	$131,190
Due after one year	68,320	75,168
Total	$206,760	$206,358

For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

Derivative Instruments and Hedging
Our foreign currency exposures typically arise from expenditures associated with foreign operations and sales in foreign currencies for subscriptions to our products. In September 2015, we implemented a hedging program to mitigate the effect of foreign currency fluctuations on our future cash flows and earnings. We enter into foreign currency forward contracts with certain financial institutions and designate those contracts as cash flow hedges. Our foreign currency forward contracts generally have maturities of 15 months or less. As of March 31, 2017, the balance of accumulated other comprehensive loss included an unrealized loss of $1.5 million related to the effective portion of changes in the fair value of foreign currency forward contracts designated as cash flow hedges. We expect to reclassify $1.5 million from accumulated other comprehensive loss into earnings over the next 12 months associated with our cash flow hedges.
The following tables present information about our derivative instruments on our consolidated balance sheets as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$729	Accrued liabilities	$2,740
Total		$729		$2,740

	December 31, 2016
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$868	Accrued liabilities	$4,280
Total		$868		$4,280

Our foreign currency forward contracts had a total notional value of $81.3 million and $79.6 million as of March 31, 2017 and December 31, 2016, respectively. We have a master netting arrangement with each of our counterparties, which permits net settlement of multiple, separate derivative contracts with a single payment. We may also be required to exchange cash collateral with certain of our counterparties on a regular basis. ASC 815 permits companies to present the fair value of derivative instruments on a net basis according to master netting arrangements. We have elected to present our derivative instruments on a gross basis in our consolidated financial statements. As of March 31, 2017 and December 31, 2016, our balances of cash collateral posted with counterparties were none and $1.1 million, respectively.
The following table presents information about our derivative instruments on the statement of operations for the three months ended March 31, 2017 and 2016 (in thousands):

		Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
Hedging Instrument	Location of Loss Reclassified into Earnings	Gain Recognized in AOCI	Loss Reclassified from AOCI into Earnings	Gain Recognized in AOCI	Loss Reclassified from AOCI into Earnings
Foreign currency forward contracts	Revenue, cost of revenue, operating expenses	$993	$(533)	$2,348	$(262)
Total		$993	$(533)	$2,348	$(262)
All derivatives have been designated as hedging instruments. Amounts recognized in earnings related to excluded time value and hedge ineffectiveness for the three months ended March 31, 2017 and 2016 were not material.
Note 3. Property and Equipment
Property and equipment, net consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Hosting equipment	$36,410	$35,018
Leasehold improvements	26,727	25,396
Capitalized internal-use software	26,553	25,773
Computer equipment and software	12,766	11,879
Furniture and fixtures	8,752	8,014
Construction in progress	7,168	7,993
Total	118,376	114,073
Less: accumulated depreciation and amortization	(57,534)	(51,342)
Property and equipment, net	$60,842	$62,731

Depreciation expense was $4.8 million and $3.7 million for the three months ended March 31, 2017 and 2016, respectively.
Amortization expense of capitalized internal-use software totaled $2.1 million and $1.7 million for the three months ended March 31, 2017 and 2016, respectively. The carrying value of capitalized internal-use software at March 31, 2017 and December 31, 2016 was $15.7 million and $15.4 million, respectively, including $6.7 million and $5.4 million in construction in progress, respectively.
Note 4. Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2017 are as follows (in thousands):

Balance as of December 31, 2016	$45,347
Foreign currency translation adjustments	297
Balance as of March 31, 2017	$45,644

Acquired intangible assets subject to amortization as of March 31, 2017 and December 31, 2016 consist of the following (in thousands):

	As of March 31, 2017
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustments	Net	Remaining Useful Life
					(In years)
Developed technology	$14,000	$(7,433)	$(122)	$6,445	2.8
Customer relationships	1,800	(1,151)	(39)	610	2.1
	$15,800	$(8,584)	$(161)	$7,055

	As of December 31, 2016
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustments	Net	Remaining Useful Life
					(In years)
Developed technology	$14,000	$(6,584)	$(169)	$7,247	2.9
Customer relationships	1,800	(1,044)	(53)	703	2.3
	$15,800	$(7,628)	$(222)	$7,950

Amortization expense of acquired intangible assets for each of the three months ended March 31, 2017 and 2016 was $0.9 million.

Estimated future amortization expense as of March 31, 2017 is as follows (in thousands):

Remainder of 2017	$2,349
2018	2,128
2019	2,066
2020	512
$7,055

Note 5. Commitments and Contingencies
Leases
We lease office space under noncancelable operating leases with various expiration dates. Certain of the office space lease agreements contain rent holidays or rent escalation provisions. Rent holiday and rent escalation provisions are considered in determining the straight-line expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Rent expense was $2.7 million and $2.2 million for the three months ended March 31, 2017 and 2016, respectively.

In April 2017, we entered into an operating lease agreement for approximately 58,000 square feet of office space in Dublin, Ireland. The lease is expected to commence on October 3, 2017 and has a noncancelable term of 12 years. The total anticipated amount of rent to be paid over the noncancelable term of the lease is approximately $37.0 million. In addition to monthly rent obligations, we are responsible for certain operating costs and taxes associated with the leased premises.
Litigation and Loss Contingencies
We accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. From time to time, we may become a party to litigation and subject to claims that arise in the ordinary course of business, including intellectual property claims, labor and employment claims, threatened claims, breach of contract claims, tax, and other matters. We currently have no material pending litigation.
We are not currently aware of any litigation matters or loss contingencies that would be expected to have a material adverse effect on our business, consolidated balance sheets, results of operations, comprehensive loss, or cash flows.
Indemnifications
In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to customers, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, intellectual property infringement claims made by third parties, and other liabilities relating to or arising from our products or our acts or omissions. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments. In addition, we have indemnification agreements with our directors and executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations may vary. To date, we have not incurred any material costs, and we have not accrued any liabilities in our consolidated financial statements, as a result of these obligations.
Certain of our product offerings include service-level agreements warranting defined levels of uptime reliability and performance, which permit those customers to receive credits for future services in the event that we fail to meet those levels. To date, we have not accrued for any significant liabilities in our condensed consolidated financial statements as a result of these service-level agreements.
Note 6. Common Stock and Stockholders’ Equity
Common Stock
As of March 31, 2017 and December 31, 2016, there were 400 million shares authorized for issuance with a par value of $0.01 per share. There were 99.2 million and 97.2 million shares of common stock issued and 98.7 million and 96.7 million shares outstanding as of March 31, 2017 and December 31, 2016, respectively. Included within the number of shares issued and outstanding were approximately 41 thousand and 0.1 million shares of common stock subject to repurchase, as of March 31, 2017 and December 31, 2016, respectively.
Preferred Stock
As of each of March 31, 2017 and December 31, 2016, 10.0 million shares of preferred stock were authorized for issuance with a par value of $0.01 per share and no shares of preferred stock were issued or outstanding.
Employee Equity Plans
Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan, or ESPP, eligible employees are granted options to purchase shares of our common stock through payroll deductions. The ESPP provides for 18-month offering periods, which include three six-month purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of an offering period or the fair market value of our common stock at the end of the purchase period. No shares of common stock were purchased under the ESPP during the three months ended March 31, 2017. Pursuant to the terms of the ESPP, the number of shares reserved under the ESPP increased by 1.0 million shares on January 1, 2017. As of March 31, 2017, 4.2 million shares of common stock were available for issuance under the ESPP.
Stock Option and Grant Plans
Our board of directors adopted the 2009 Stock Option and Grant Plan, or the 2009 Plan, in July 2009. The 2009 Plan was terminated in connection with our IPO in May 2014, and accordingly, no shares are available for issuance under this plan. The 2009 Plan continues to govern outstanding awards granted thereunder.
Our 2014 Stock Option and Incentive Plan, or the 2014 Plan, serves as the successor to our 2009 Plan. Pursuant to the terms of the 2014 Plan, the number of shares reserved for issuance under the 2014 Plan increased by 4.8 million shares on January 1, 2017. As of March 31, 2017, we had 10.3 million shares of common stock available for future grants under the 2014 Plan.
On May 6, 2016, the compensation committee of our board of directors granted equity awards representing 1.2 million shares. These awards were granted outside of the 2014 Plan pursuant to an exemption provided for “employment inducement awards” within the meaning of Section 303A.08 of the New York Stock Exchange Listed Company Manual and accordingly did not require approval from our stockholders.
A summary of our stock option and RSU activity for the three months ended March 31, 2017 is as follows (in thousands, except per share information):

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Outstanding RSUs	Weighted Average Grant Date Fair Value
				(In years)
Outstanding — January 1, 2017	6,039	8,479	$14.52	7.49	$66,449	6,936	$20.81
Increase in authorized shares	4,833
Stock options granted	(170)	170	24.51
RSUs granted	(892)					892	24.64
Stock options exercised		(1,114)	10.49
RSUs vested						(930)	17.34
Stock options forfeited or canceled	156	(156)	23.33
RSUs forfeited or canceled	381					(381)	22.29
Outstanding — March 31, 2017	10,347	7,379	$15.17	7.39	$95,123	6,517	$21.74

The aggregate intrinsic value for options outstanding represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on the New York Stock Exchange as of March 31, 2017 was $28.04.
As of March 31, 2017, we had a total of $168.5 million in future share-based compensation expense related to all equity awards to be recognized over a weighted average period of 2.6 years.
Early Exercise of Stock Options and Purchase of Unvested Stock Awards
Common stock purchased pursuant to an early exercise of stock options or unvested stock awards is not deemed to be outstanding for financial reporting purposes until those shares vest. As of March 31, 2017 and December 31, 2016, there were approximately 41 thousand and 0.1 million shares, outstanding as a result of early exercise of stock options and purchase of unvested stock awards by our employees and directors that were classified as accrued liabilities for an aggregated amount of $0.3 million and $0.4 million, respectively.

Note 7. Net Loss Per Share
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
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Net loss	$(26,994)	$(27,171)
Weighted-average shares used to compute basic and diluted net loss per share	97,475	90,519
Net loss per share, basic and diluted	$(0.28)	$(0.30)

The anti-dilutive securities excluded from the shares used to calculate diluted net loss per share are as follows (in thousands):

	As of March 31,
	2017	2016
Shares subject to outstanding common stock options and employee stock purchase plan	7,647	10,500
Restricted stock units	6,517	6,967
	14,164	17,467

Note 8. Income Taxes
Our effective tax rates for the three months ended March 31, 2017 and 2016 were less than 2%. The effective tax rates differ from the statutory rate primarily as a result of not recognizing a deferred tax asset for U.S. losses due to having a full valuation allowance against U.S. deferred tax assets.

Note 9. Geographic Information
Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.
Revenue
The following table presents our revenue by geographic area, as determined based on the billing address of our customers (in thousands):

	Three Months Ended March 31,
	2017	2016
United States	$50,224	$37,567
EMEA	26,042	18,831
Other	16,741	12,061
Total	$93,007	$68,459

Long-Lived Assets
The following table presents our long-lived assets by geographic area (in thousands):

	As of March 31, 2017	As of December 31, 2016
United States	$24,964	$26,372
EMEA:
Republic of Ireland	5,317	5,703
Other EMEA	6,375	6,834
Total EMEA	11,692	12,537
APAC	8,449	8,357
Total	$45,105	$47,266

The carrying values of capitalized internal-use software and intangible assets are excluded from the balance of long-lived assets presented in the table above.

Note 10. Subsequent Event

On April 27, 2017, we completed the acquisition of Outbound Solutions, Inc., which provides software that allows companies to deliver intelligent, behavior-based messages across multiple channels, for cash consideration. The acquisition will be accounted for as a business combination. We are in the process of evaluating the impact of the business combination on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 27, 2017. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.
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
We believe in developing products that serve organizations of all sizes and across all industries. The flagship product in our family, Zendesk Support, provides organizations with the ability to track, prioritize, and solve customer support tickets across multiple channels, bringing customer information and interactions into one place. Our other widely available products integrate with Support and include Zendesk Chat, Zendesk Talk, and Zendesk Guide. Chat is live chat software that provides a fast and responsive way for organizations to connect with their customers in the moment. Talk is cloud-based call center software that facilitates personal and productive phone support conversations between organizations and their customers. Guide is a self-service destination that organizations can use to provide articles, interactive forums, and a community that help an organization's customers help themselves. We offer a range of subscription account plans for our products that vary in price based on functionality, type, and, for Support and Chat, the amount of product support we offer. We also offer a range of additional features that customers can purchase and add to their subscriptions.
For the three months ended March 31, 2017 and 2016, our revenue was $93.0 million and $68.5 million, respectively, representing a 36% growth rate. For the three months ended March 31, 2017 and 2016, we derived $42.8 million, or 46%, and $30.9 million, or 45%, respectively, of our revenue from customers located outside of the United States. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. For the three months ended March 31, 2017 and 2016, we generated net losses of $27.0 million and $27.2 million, respectively.
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
We have focused on rapidly growing our business and plan to continue to invest for long-term growth. We expect to continue to develop our hosting capabilities through investments in our self-managed colocation data centers and incur expenditures for third-party managed hosting services. The amount and timing of these disbursements will vary based on our estimates of projected growth and planned use of hosting resources. Over time, we anticipate that we will continue to gain economies of scale by efficiently utilizing our hosting and personnel resources to support the growth in our number of customers. We also expect to continue to grow our customer experience organization. As a result, we expect our gross margin to improve in the long-term, although our gross margin may decrease in the near-term and may vary from period to period as our revenue fluctuates and as a result of the timing and amount of investments to expand our customer experience organization, investments in additional personnel, equipment, and facilities to support our platform architecture, increased share-based compensation expense, as well as amortization costs associated with acquired intangible assets and capitalized internal-use software.
We expect our operating expenses to continue to increase in absolute dollars in future periods. We have invested, and expect to continue to invest, in our software development efforts to introduce new products and broaden the functionality of our existing products, and to further integrate these products and services. We plan to continue to expand our sales and marketing organizations, particularly in connection with our efforts to expand our customer base. We also expect to continue to incur additional general and administrative costs in order to support the growth of our business and the infrastructure required to comply with our obligations as a public company.
Key Business Metrics
We review a number of operating metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
Number of Paid Customer Accounts. We believe that our ability to increase our number of paid accounts using our products is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. We define the number of paid customer accounts as the sum of the number of accounts on Zendesk Support, exclusive of our legacy Starter plan, free trials, or other free services, the number of accounts on Chat, exclusive of free trials or other free services, and the number of accounts on all of our other products, exclusive of free trials and other free services, each as of the end of the period and as identified by a unique account identifier. Use of Support, Chat, and our other products requires separate subscriptions and each of these accounts are treated as a separate paid customer account. Existing customers may also expand their utilization of our products by adding new accounts and a single consolidated organization or customer may have multiple accounts across each of our products to service separate subsidiaries, divisions, or work processes. Each of these accounts is also treated as a separate paid customer account. An increase in the number of paid customer accounts generally correlates to an increase in the number of authorized agents licensed to use our products, which directly affects our revenue and results of operations. We view growth in this metric as a measure of our success in converting new sales opportunities. We had approximately 101,800 paid customer accounts as of March 31, 2017, including approximately 54,900 paid customer accounts on Support, approximately 44,000 paid customer accounts on Chat, and approximately 2,900 paid customer accounts on our other products. As the total number of paid customer accounts increases, we expect the rate of growth in the number of paid customer accounts to decline.
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
Our dollar-based net expansion rate is based upon our monthly recurring revenue for a set of paid customer accounts on our products. Monthly recurring revenue for a paid customer account is a legal and contractual determination made by assessing the contractual terms of each paid customer account, as of the date of determination, as to the revenue we expect to generate in the next monthly period for that paid customer account, assuming no changes to the subscription and without taking into account any one-time discounts or any usage above the subscription base, if any, that may be applicable to such subscription. Monthly recurring revenue is not determined by reference to historical revenue, deferred revenue, or any other GAAP financial measure over any period. It is forward-looking and contractually derived as of the date of determination.

We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate monthly recurring revenue across our products from the paid customer accounts on Support and Chat as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate monthly recurring revenue across our products from the same customer base included in our measure of base revenue at the end of the annual period being measured. Our dollar-based net expansion rate is also adjusted to eliminate the effect of certain activities that we identify involving the transfer of agents between paid customer accounts, consolidation of customer accounts, or the split of a single paid customer account into multiple paid customer accounts. In addition, our dollar-based net expansion rate is adjusted to include paid customer accounts in the customer base used to determine retained revenue net of contraction and churn that share common corporate information with customers in the customer base that is used to determine our base revenue. Giving effect to this consolidation results in our dollar-based net expansion rate being calculated across approximately 84,700 customers, as compared to the approximately 101,800 total paid customer accounts as of March 31, 2017. To the extent that we can determine that the underlying customers do not share common corporate information, we do not aggregate paid customer accounts associated with reseller and other similar channel arrangements for the purposes of determining our dollar-based net expansion rate. While not material, we believe the failure to account for these activities would otherwise skew our dollar-based net expansion metrics associated with customers that maintain multiple paid customer accounts across their products, and paid customer accounts associated with reseller and other similar channel arrangements.
Our dollar-based net expansion rate was 115% as of March 31, 2017. We expect that, among other factors, our continued focus on adding larger paid customer accounts at the time of addition and the growth in our revenue will result in an overall decline in our dollar-based net expansion rate over time as our aggregate monthly recurring revenue grows.
Components of Results of Operations
Revenue
We derive substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on Support and, to a lesser extent, Chat and Talk. Each subscription may have multiple authorized users, and we refer to each user as an “agent.” The number of agents ranges from one to thousands for various customer accounts. Our pricing is generally established on a per agent basis. We offer a range of subscription account plans for our products that vary in price based on functionality, type, and, for Support and Chat, the amount of product support we offer. We also offer a range of additional features that customers can purchase and add to their subscriptions. Certain arrangements provide for incremental fees above a fixed maximum number of monthly agents during the subscription term. We sell subscription services under contractual agreements that vary in length, ranging between one month and multiple years, with the majority of subscriptions having a term of either one month or one year.
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
Cost of Revenue, Gross Margin, and Operating Expenses
Cost of Revenue. Cost of revenue consists primarily of personnel costs (including salaries, share-based compensation, and benefits) for employees associated with our infrastructure, product support, and professional service organizations, and expenses for data center capacity, primarily including depreciation and hosting. Cost of revenue also includes amortization expense associated with capitalized internal-use software, payment processing fees, amortization expense associated with acquired intangible assets, third-party license fees, and allocated shared costs. We allocate shared costs such as facilities, information technology, and security costs to all departments based on headcount. As such, allocated shared costs are reflected in cost of revenue and each operating expense category.

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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income from marketable securities and foreign currency gains and losses.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended March 31,
	2017	2016
Revenue	$93,007	$68,459
Cost of revenue (1)	28,107	21,516
Gross profit	64,900	46,943
Operating expenses (1):
Research and development	26,456	21,597
Sales and marketing	47,301	36,172
General and administrative	18,317	15,861
Total operating expenses	92,074	73,630
Operating loss	(27,174)	(26,687)
Other income (expense), net	218	(70)
Loss before provision for income taxes	(26,956)	(26,757)
Provision for income taxes	38	414
Net loss	$(26,994)	$(27,171)
______________
(1) Includes share-based compensation expense as follows:

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$2,104	$1,633
Research and development	6,914	6,627
Sales and marketing	5,633	5,439
General and administrative	4,562	3,996

	Three Months Ended March 31,
	2017	2016
Revenue	100.0%	100.0%
Cost of revenue (2)	30.2	31.4
Gross profit	69.8	68.6
Operating expenses (2):
Research and development	28.4	31.5
Sales and marketing	50.9	52.8
General and administrative	19.7	23.2
Total operating expenses	99.0	107.6
Operating loss	(29.2)	(39.0)
Other income (expense), net	0.2	(0.1)
Loss before provision for income taxes	(29.0)	(39.1)
Provision for income taxes	—	0.6
Net loss	(29.0)%	(39.7)%
______________
(2) Includes share-based compensation expense as follows:

	Three Months Ended March 31,
	2017	2016
Cost of revenue	2.3%	2.4%
Research and development	7.4	9.7
Sales and marketing	6.1	7.9
General and administrative	4.9	5.8
Revenue

	Three Months Ended March 31,
	2017	2016	% Change
	(In thousands, except percentages)
Revenue	$93,007	$68,459	36%
Revenue increased $24.5 million, or 36%, in the three months ended March 31, 2017 compared to the same period in 2016. Of the total increase in revenue, $10.8 million, or 44%, was attributable to revenue from new customer accounts acquired from April 1, 2016 through March 31, 2017, net of churn and contraction, and $13.7 million, or 56%, was attributable to revenue from accounts existing on or before March 31, 2016, net of churn and contraction.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2017	2016	% Change
	(In thousands, except percentages)
Cost of Revenue	$28,107	$21,516	31%
Gross Margin	69.8%	68.6%
Cost of revenue increased $6.6 million, or 31%, in the three months ended March 31, 2017 compared to the same period in 2016. The overall increase was primarily due to increased employee compensation-related costs of $1.9 million, driven by headcount growth, increased data center costs of $1.8 million, and increased third-party license fees of $1.1 million. The increase in data center costs was driven by expenditures for third-party managed hosting services and increased depreciation expense from our investments in our self-managed colocation data centers. The increase in third-party license fees was driven by increased customer usage of certain product features. Further contributing to the overall increase was an increase in allocated shared facilities and information technology costs of $0.9 million.
Our gross margin increased by 1.2 percentage points in the three months ended March 31, 2017 compared to the same period in 2016. The overall improvement was driven by a decrease of 1.8 percentage points in employee compensation-related costs and amortization of capitalized internal-use software as a percentage of revenue. The overall improvement was partially offset by an increase of 0.7 percentage points in third-party license fees as a percentage of revenue.
Operating Expenses
Research and Development Expenses

	Three Months Ended March 31,
	2017	2016	% Change
	(In thousands, except percentages)
Research and Development	$26,456	$21,597	22%
Research and development expenses increased $4.9 million, or 22%, in the three months ended March 31, 2017 compared to the same period in 2016. The overall increase was primarily due to increased employee compensation-related costs of $2.9 million, driven by headcount growth, and an increase in allocated shared costs of $1.2 million.
Sales and Marketing Expenses

	Three Months Ended March 31,
	2017	2016	% Change
	(In thousands, except percentages)
Sales and Marketing	$47,301	$36,172	31%
Sales and marketing expenses increased $11.1 million, or 31%, in the three months ended March 31, 2017 compared to the same period in 2016. The overall increase was primarily due to increased employee compensation-related costs, including commissions, of $4.4 million, driven by headcount growth, and an increase in marketing program costs of $3.3 million, driven primarily by increased advertising activities. Further contributing to the overall increase was an increase in allocated shared costs of $1.8 million.
General and Administrative Expenses

	Three Months Ended March 31,
	2017	2016	% Change
	(In thousands, except percentages)
General and Administrative	$18,317	$15,861	15%
General and administrative expenses increased $2.5 million, or 15%, in the three months ended March 31, 2017 compared to the same period in 2016. The overall increase was primarily due to increased employee compensation-related costs of $1.9 million, driven by headcount growth, and an increase in allocated shared costs of $0.1 million.
Liquidity and Capital Resources
As of March 31, 2017, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $316.0 million, which were held for working capital purposes. Our cash equivalents and marketable securities are comprised of corporate bonds, U.S. treasury securities, asset-backed securities, agency securities, commercial paper, and money market funds.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash provided by operating activities	$7,149	$4,589
Cash used in investing activities	(7,145)	(7,740)
Cash provided by financing activities	15,379	4,870
To date, we have financed our operations primarily through private and public equity financings and customer payments for subscription services. We believe that our existing cash, cash equivalents, and marketable securities balances, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Our future capital requirements will depend on many factors, including data center costs to support the growth in our customer accounts and continued customer expansion, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products, features, and functionality, and costs related to building out our leased office facilities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.
Operating Activities
Our largest source of operating cash inflows is cash collections from our customers. Our primary uses of cash from operating activities are for employee-related expenditures, marketing programs, and rent for office space.
Net cash provided by operating activities in the three months ended March 31, 2017 was $7.1 million, reflecting our net loss of $27.0 million, adjusted by non-cash charges including share-based compensation expense of $19.2 million, depreciation and amortization of $7.9 million, and net changes in operating assets and liabilities of $6.3 million. The changes in operating assets and liabilities were primarily attributable to an increase in deferred revenue of $7.6 million due to sales growth and the timing of customer billings, and an increase in accrued liabilities and accounts payable of $4.5 million due to timing of payments. These sources of cash flow were offset by an increase in accounts receivable of $2.3 million due to the timing of customer billings and collections. Other uses of cash included a decrease in accrued compensation of $2.6 million due to the timing of our payroll cycle.

Net cash provided by operating activities in the three months ended March 31, 2016 was $4.6 million, reflecting our net loss of $27.2 million, adjusted by non-cash charges including share-based compensation expense of $17.7 million, depreciation and amortization of $6.5 million, and changes in operating assets and liabilities of $7.1 million. The changes in operating assets and liabilities were primarily attributable to an increase in deferred revenue of $6.4 million due to sales growth and the timing of customer billings, and a decrease in accounts receivable of $1.9 million due to the timing of customer billings and collections. Other sources of cash included an increase of $0.5 million in accounts payable and accrued liabilities and a decrease of $0.5 million in prepaid expenses and other assets and liabilities due to timing of payments. These sources of cash flow were partially offset by a decrease in accrued compensation of $2.1 million due to the timing of our payroll cycle.
Investing Activities
Net cash used in investing activities in the three months ended March 31, 2017 of $7.1 million was primarily attributable to purchases of property and equipment of $4.8 million, primarily associated with hosting equipment to maintain our self-managed colocation data centers and newly leased office facilities, capitalized internal-use software costs of $1.9 million related to the development of additional features and functionality for our products, and purchases of marketable securities of $0.5 million, net of sales and maturities.

Net cash used in investing activities in the three months ended March 31, 2016 of $7.7 million was primarily attributable to purchases of property and equipment of $3.2 million, primarily associated with hosting equipment to maintain our self-managed colocation data centers, purchases of marketable securities of $3.1 million, net of sales and maturities, and capitalized internal-use software costs of $1.4 million related to the development of additional features and functionality for our products.

Financing Activities
Net cash provided by financing activities in the three months ended March 31, 2017 of $15.4 million was primarily attributable to proceeds from the exercise of employee stock options of $11.7 million and proceeds from our employee stock purchase plan of $3.8 million.
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
In the first quarter of 2017, we changed our accounting policy for share-based compensation to recognize forfeitures as they occur, as permitted by ASU 2016-09. Refer to Note 1 of the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a more detailed discussion.
There have been no other significant changes to our critical accounting policies and estimates during the three months ended March 31, 2017 as compared to the critical accounting policies and estimates disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K filed with the SEC on February 27, 2017.
Recently Issued and Adopted Accounting Pronouncements
Refer to Note 1 of the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.
Contractual Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases for office space, and contractual commitments for hosting and other support costs.
Except as set forth in Note 5 of the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, there were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the year ended December 31, 2016.

Off-Balance Sheet Arrangements
Through March 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
In September 2015, we implemented a hedging program to mitigate the impact of foreign currency fluctuations on our cash flows and earnings. For additional information, see Note 2 of the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest Rate Sensitivity
We had cash, cash equivalents, and marketable securities totaling $316.0 million at March 31, 2017, of which $210.6 million was invested in corporate bonds, U.S. treasury securities, asset-backed securities, agency securities, commercial paper, and money market funds. The cash and cash equivalents are held for working capital purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of March 31, 2017, an immediate increase of 100-basis points in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $1.6 million. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity or declines in fair value are determined to be other than temporary.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on management’s evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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
We have incurred net losses in each year since our inception, including net losses of $27.0 million and $27.2 million in the three months ended March 31, 2017 and 2016, respectively. We had an accumulated deficit of $346.9 million as of March 31, 2017. For the three months ended March 31, 2017 and 2016, our revenue was $93.0 million and $68.5 million, respectively, representing a 36% growth rate. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

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
We have experienced and may continue to experience rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from approximately 1,430 employees as of March 31, 2016 to approximately 1,750 employees on March 31, 2017. In addition, we have established subsidiaries in Denmark, the United Kingdom, Australia, Ireland, Japan, the Philippines, Brazil, Germany, and India since our inception in 2007, and, as a result of acquisitions, we also have subsidiaries in Singapore and France. We expect to continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of customers, end users, transactions, and data that our products support. Finally, our organizational structure is becoming more complex and we may need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures, to manage this complexity. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, simplicity in design, and attention to customer satisfaction that has been critical to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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
We face competition from in-house software systems, large integrated systems vendors, and smaller companies offering alternative SaaS applications. Our competitors vary in size and in the breadth and scope of the products and services they offer. For larger organizations, we compete with customer software systems and large enterprise software vendors such as salesforce.com, Inc., Oracle Corporation, and Microsoft Corporation, each of which can bundle competing products and services with other software offerings, or offer them at a low price as part of a larger sale. In addition, we compete with a number of other SaaS providers with focused applications competitive to one or more of our products, including applications developed by Freshdesk, Inc. and desk.com (a salesforce.com service) that compete with Support.  Further, other established SaaS providers not currently focused on the functionality that our products provide may expand their services to compete with us. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Additionally, some existing and potential customers, particularly large organizations, have elected, and may in the future elect, to develop their own internal customer support software system. Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult for us to compete with them. For all of these reasons, we may not be able to compete successfully against our current and future competitors or retain existing customers, which would harm our business.
If the market for SaaS business software applications develops more slowly than we expect or declines, our business would be adversely affected.
The market for SaaS business software applications is less mature than the market for on-premise business software applications, and the adoption rate of SaaS business software applications may be slower among subscribers in industries with heightened data security interests or business practices requiring highly customizable application software. Our success will depend to a substantial extent on the widespread adoption of SaaS business applications in general, and of SaaS customer service applications in particular. Many organizations have invested substantial personnel and financial resources to integrate traditional on-premise business software applications into their businesses, and therefore may be reluctant or unwilling to migrate to SaaS applications. It is difficult to predict customer adoption rates and demand for our products, the future growth rate and size of the SaaS business applications market, or the entry of competitive applications. The expansion of the SaaS business applications market depends on a number of factors, including the cost, performance, and perceived value associated with SaaS, as well as the ability of SaaS providers to address data security and privacy concerns. Additionally, government agencies have adopted, or may adopt, laws and regulations regarding the collection, use, and transfer of personal information obtained from consumers and other individuals, or may seek to access information on our products, either of which may reduce the overall demand for our platform. If we or other SaaS providers experience data security incidents, loss of customer data, disruptions in delivery, or other problems, the market for SaaS business applications, including our products, may be negatively affected. If SaaS business applications do not continue to achieve market acceptance, if there is a reduction in demand for SaaS business applications caused by a lack of customer acceptance, or if there are technological challenges, weakening economic conditions, data security or privacy concerns, governmental regulation, competing technologies and products, or decreases in information technology spending, it would result in decreased revenue and our business would be adversely affected.

We may not be able to successfully introduce and market new products or integrate such new products into our infrastructure, which could negatively impact our future sales and results of operations.
Our ability to successfully introduce and market new products, as well as integrate such new products into a shared services infrastructure, is unproven. Because we have a limited operating history and the market for our products, including newly acquired or developed products, is rapidly evolving, it is difficult for us to predict our operating results, particularly with respect to any new products that we may introduce. Our business depends in part on our ability to identify future products that both complement our existing products and respond to our customers’ needs. Our customers also expect that new products will integrate with existing products that we currently offer. If we are not able to successfully introduce and commercialize new products that respond to customers' needs, or to fully integrate such new products into our infrastructure, our business could be harmed. Furthermore, the success of our new products will depend on market demand, and there is a risk that new products and services we introduce will not deliver expected results, which could negatively impact our future sales and results of operations.
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
New products and services, including newly acquired products and services, may rely on systems, networks, personnel, equipment, and vendors that may initially be different from those utilized in connection with our existing products and may not have been subject to the same security reviews and assessments as those used to provide our existing products. Any failure to complete these security reviews and assessments and to implement improvements to the security measures deployed to protect our new products in a timely manner could increase our risk of a security breach with respect to these products, which would harm our reputation and our business as a whole.
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
Because data security is a critical competitive factor in our industry, we make numerous statements in our privacy policies, terms of service, and data processing agreements, through our certifications to privacy standards, and in our marketing materials, providing assurances about the security of our products, including detailed descriptions of security measures we employ. Should any of these statements be untrue or become untrue, even due to circumstances beyond our reasonable control, we may face claims of misrepresentation or deceptiveness by the U.S. Federal Trade Commission, state and foreign regulators, and private litigants.

Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results.
Our continued growth depends in part on the ability of our existing and potential customers to access our products at any time and within an acceptable amount of time. Our products are proprietary, and we rely on the expertise of members of our engineering, operations, and software development teams for their continued performance. We have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users simultaneously accessing our products, distributed denial of service attacks, or other security related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our products become more complex and our user traffic increases. If any of our products are unavailable or if our users are unable to access our products within a reasonable amount of time or at all, our business would be negatively affected. In addition, a significant portion of our infrastructure does not currently support the mirroring of data. Therefore, in the event of any of the factors described above, or certain other failures of our infrastructure, customer data may be permanently lost. Moreover, some of our customer agreements and certain subscription plans include performance guarantees and service level standards that obligate us to provide credits or termination rights in the event of a significant disruption in our services. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.
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
As we target more of our sales efforts to larger organizations, we expect to incur higher costs and longer sales cycles, and we may be less effective at predicting when we will complete these sales. In this market segment, the decision to subscribe to one or more of our products may require the approval of a greater number of technical personnel and management levels within a potential customer’s organization than we have historically encountered, and if so, these types of sales would require us to invest more time educating these potential customers on the benefits of our products. In addition, larger organizations may demand more features and integration services. We have limited experience in developing and managing sales channels and distribution arrangements for larger organizations. As a result of these factors, these sales opportunities may require us to devote greater research and development, sales, product support, and professional services resources to individual customers, resulting in increased costs and reduced profitability, and would likely lengthen our typical sales cycle, which could strain our resources. Moreover, these transactions may require us to delay recognizing the associated revenue we derive from these customers until any technical or implementation requirements have been met, and larger customers may demand discounts to the subscription prices they pay for our products. Furthermore, because we have limited experience selling to larger organizations, our investment in marketing our products to these potential customers may not be successful, which could harm our results of operations and our overall ability to grow our customer base. Following sales to larger organizations, we may have fewer opportunities to expand usage of our products or to sell additional functionality, and we may experience increased subscription terminations as compared to our experience with smaller organizations, any of which could harm our results of operations.
Failure to effectively expand our sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products.
Increasing our customer base and achieving broader market acceptance of our products will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain certain of our new customers, including larger organizations. We plan to continue to expand our direct sales force both domestically and internationally to increase our sales capacity. During the twelve months ended March 31, 2017, our sales and marketing organization increased by approximately 90 employees to approximately 530 employees. There is significant competition for experienced sales and marketing professionals with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales and marketing professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Our recent hires and planned hires may not become as productive as we anticipate as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. We cannot predict whether, or to what extent, our sales will increase as we expand our sales and marketing functions or how long it will take for new personnel to become productive. Our business will be harmed if our sales and marketing efforts do not generate a significant increase in revenue.

We employ a pricing model that subjects us to various challenges that could make it difficult for us to derive sufficient value from our customers.
We generally charge our customers for their use of our products based on the number of users they enable as “agents” to provide customer service under their customer account as well as the features and functionality enabled. The features and functionality we provide within our products enable our customers to promote customer self-service and otherwise efficiently and cost-effectively address product support requests without the need for substantial human interaction. As a result of these features, customer agent staffing requirements may be minimized and our revenue may be adversely impacted. Additionally, we generally require a separate subscription to enable the functionality of each of our products. We do not know whether our current or potential customers or the market in general will accept this pricing model and, if it fails to gain acceptance, our business and results of operations could be harmed.
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
To date, we have been primarily dependent on our direct sales force to sell subscriptions to our products. Although we have developed certain channel partners, such as referral partners, resellers, and integration partners, these channels have resulted in limited revenue to date. We believe identifying, developing, and maintaining strategic relationships with additional channel partners are important to driving revenue growth for our company. Our agreements with our existing channel partners are non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with ours. They may also cease marketing our products with limited or no notice and with little or no penalty. We expect that any additional channel partners we identify and develop will be similarly non-exclusive and not bound by any requirement to continue to market our products. If we fail to identify additional channel partners, in a timely and cost-effective manner, or at all, or are unable to assist our current and future channel partners in independently selling and deploying our products, our business, results of operations, and financial condition could be adversely affected. Additionally, customer retention and expansion attributable to customers acquired through our channel partners may differ significantly from customers acquired through our direct sales efforts. If our channel partners do not effectively market and sell our products, or fail to meet the needs of our customers, our reputation and ability to grow our business may also be adversely affected.
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
In the three months ended March 31, 2017 and 2016, we derived 46% and 45% of our revenue from customers located outside of the United States, respectively. We are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and product support operations in the United States and certain countries across Europe, Australia, Asia, and South America. Our sales organization outside the United States is substantially smaller than our sales organization in the United States and to date a very limited portion of our sales has been driven by resellers or other channel partners. We believe our ability to convince new customers to subscribe to our products or to convince existing customers to renew or expand their use of our products is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.
Our international operations subject us to a variety of additional risks and challenges, including:

•	increased management, travel, infrastructure, and legal compliance costs associated with having multiple international operations;

•	longer payment cycles and difficulties in enforcing contracts, collecting accounts receivable, or satisfying revenue recognition criteria, especially in emerging markets;

•	increased financial accounting and reporting burdens and complexities;

•	requirements or preferences for domestic products;

•	differing technical standards, existing or future regulatory and certification requirements, and required features and functionality;

•	economic conditions in each country or region and general economic uncertainty around the world;

•	compliance with foreign privacy and security laws and regulations and the risks and costs of non-compliance;

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
Compliance with laws and regulations applicable to our international operations substantially increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with new or revised government requirements as they change from time to time. Failure to comply with these regulations could have adverse effects on our business. Additionally, in many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. or other regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, partners, and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, partners, or agents could result in delays in revenue recognition, financial reporting misstatements, enforcement actions, disgorgement of profits, fines, civil and criminal penalties, damages, injunctions, other collateral consequences, or the prohibition of the importation or exportation of our products and services, and could adversely affect our business and results of operations.
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
We believe a significant component of our value proposition to customers is the ability to optimize and configure our products to communicate with these third-party SaaS applications through our respective APIs. If we are not permitted or able to integrate with these and other third-party SaaS applications in the future, demand for our products could be adversely impacted and business and operating results would be harmed. In addition, an increasing number of individuals within organizations are utilizing mobile devices to access the Internet and corporate resources and to conduct business. We have designed mobile applications to provide access to our products through these devices. If we cannot provide effective functionality through these mobile applications as required by organizations and individuals that widely use mobile devices, we may experience difficulty attracting and retaining customers. Failure of our products to operate effectively with future infrastructure platforms and technologies could also reduce the demand for our products, resulting in customer dissatisfaction and harm to our business. If we are unable to respond to changes in a cost-effective manner, our products may become less marketable, less competitive, or obsolete, and our operating results may be negatively impacted.
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
We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of personally identifiable information, or PII, by U.S. companies doing business in Europe from the European Economic Area to the U.S. As a result of a recent opinion of the European Union Court of Justice regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S.-EU Safe Harbor Framework is no longer deemed to be a valid method to ensure compliance with restrictions set forth in the Data Protection Directive and data protection legislation of individual member states restricting the transfer of data outside of the European Economic Area. In July 2016, the European Commission adopted a new framework, the EU-U.S. Privacy Shield, to replace the U.S.-EU Safe Harbor Framework. In addition to our November 2016 self-certification with the U.S. Department of Commerce under the EU-U.S. Privacy Shield, we have engaged in, and expect to continue to engage in, other efforts to ensure that data transfers from the European Economic Area comply with the Data Protection Directive and the data protection legislation of individual member states. These efforts may be deemed unacceptable by the data protection authorities of individual member states or by current or prospective customers. Failure to comply with data protection regulations may result in data protection authorities and other privacy regimes imposing additional obligations to obtain consent from data subjects by or on behalf of our customers. Additionally, the inability to guarantee compliance or otherwise provide acceptable privacy assurances may inhibit the sale and use of our software in the European Union and certain other markets, which could, were it to occur, harm our business and operating results.
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
There is considerable patent and other intellectual property development activity in our industry. Our future success depends in part on not infringing upon the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. We have and may receive claims from third parties, including our competitors, that our products and underlying technology infringe or violate a third party’s intellectual property rights, and we may be found to be infringing upon such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering one or more of our products, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses, modify our products, or refund subscription fees, which could further exhaust our resources. In addition, we may incur substantial costs to resolve claims or litigation, whether or not successfully asserted against us, which could include payment of significant settlement, royalty, or license fees, modification of our products, or refunds to customers of subscription fees. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and other employees from our business operations. Such disputes could also disrupt products, adversely impacting our customer satisfaction and ability to attract customers.
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
We have implemented a hedging program to mitigate the impact of foreign currency exchange rate fluctuations on our cash flows and earnings. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign currency exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments, which could adversely affect our financial condition and operating results.
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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2017, we had a total of $52.7 million of goodwill and intangible assets related to prior acquisitions. An adverse change in market conditions, particularly a change resulting in a significant decrease in our share price, or if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
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
We rely heavily on hosted SaaS applications from third parties in order to operate critical functions of our business, including billing and order management, enterprise resource planning, and financial accounting services. If these services become unavailable due to extended outages or interruptions, or because they are no longer available on commercially reasonable terms, our expenses could increase, our ability to manage finances could be interrupted, and our processes for managing sales of our products and supporting our customers could be impaired until equivalent services, if available, are identified, obtained, and implemented, all of which could adversely affect our business.

Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our products, cause us to incur additional expenses, or otherwise have a negative impact on our business.
The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication, and business applications. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our products in order to comply with these changes or substantially increase costs associated with the operation of our products. Additionally, the adoption of any laws, regulations, or practices limiting Internet neutrality could allow Internet service providers to block, degrade, or interfere with our products or services. These laws, regulations, or practices could decrease the demand for, or the usage of, our products and services, increase our cost of doing business, and adversely affect our operating results. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees, or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally, or result in reductions in the demand for Internet-based platforms and services such as ours. In addition, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses,” “malware,” and similar malicious programs, and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure.
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
As of March 31, 2017, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 38.7% of our outstanding common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to exert significant influence in matters requiring stockholder approval. For example, these stockholders may be able to exert significant influence in elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•	specify that special meetings of our stockholders can be called only by our board of directors, the Chair of our board of directors, or our Chief Executive Officer;

•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

•	establish that our board of directors is divided into three classes, Class I, Class II, and Class III, with each class serving three-year staggered terms;

•	prohibit cumulative voting in the election of directors;

•	provide that our directors may be removed only for cause;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and

•	require the approval of our board of directors or the holders of at least 75% of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation.
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

Zendesk, Inc.
Date: May 8, 2017	By:	/s/ Elena Gomez
Elena Gomez
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT
INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Fourth Amendment to Lease between the Registrant and ASB 989 Market, LLC, dated as of January 19, 2017.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
________________

*
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.