Form 10-Q
period 2017-06-30
Zendesk, Inc.
filed 2017-08-07
CIK 1463172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  x
As of July 31, 2017 there were 100,498,735 shares of the registrant’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ZENDESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and shares)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$102,775	$93,677
Marketable securities	137,489	131,190
Accounts receivable, net of allowance for doubtful accounts of $919 and $1,269 as of June 30, 2017 and December 31, 2016, respectively	41,311	37,343
Prepaid expenses and other current assets	21,141	17,608
Total current assets	302,716	279,818
Marketable securities, noncurrent	68,502	75,168
Property and equipment, net	61,753	62,731
Goodwill and intangible assets, net	68,762	53,296
Other assets	7,909	4,272
Total assets	$509,642	$475,285
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,161	$4,555
Accrued liabilities	19,935	19,106
Accrued compensation and related benefits	21,982	20,281
Deferred revenue	141,345	123,276
Total current liabilities	191,423	167,218
Deferred revenue, noncurrent	1,773	1,257
Other liabilities	8,477	7,382
Total liabilities	201,673	175,857
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,007	971
Additional paid-in capital	686,336	624,026
Accumulated other comprehensive loss	(2,474)	(5,197)
Accumulated deficit	(376,248)	(319,720)
Treasury stock, at cost (0.5 million shares as of June 30, 2017 and December 31, 2016)	(652)	(652)
Total stockholders’ equity	307,969	299,428
Total liabilities and stockholders’ equity	$509,642	$475,285
See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$101,273	$74,200	$194,280	$142,659
Cost of revenue (1)	30,663	22,936	58,770	44,452
Gross profit	70,610	51,264	135,510	98,207
Operating expenses (1):
Research and development	28,698	22,134	55,154	43,731
Sales and marketing	52,628	39,350	99,929	75,522
General and administrative	19,788	16,076	38,105	31,937
Total operating expenses	101,114	77,560	193,188	151,190
Operating loss	(30,504)	(26,296)	(57,678)	(52,983)
Other income, net	508	134	726	64
Loss before provision for (benefit from) income taxes	(29,996)	(26,162)	(56,952)	(52,919)
Provision for (benefit from) income taxes	(690)	92	(652)	506
Net loss	$(29,306)	$(26,254)	$(56,300)	$(53,425)
Net loss per share, basic and diluted	$(0.29)	$(0.28)	$(0.57)	$(0.58)
Weighted-average shares used to compute net loss per share, basic and diluted	99,506	92,174	98,545	91,351
(1) Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$2,156	$1,802	$4,260	$3,435
Research and development	7,584	6,749	14,497	13,376
Sales and marketing	6,013	5,684	11,646	11,123
General and administrative	5,321	4,410	9,884	8,407

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(29,306)	$(26,254)	$(56,300)	$(53,425)
Other comprehensive gain (loss), before tax:
Net change in unrealized gain (loss) on available-for-sale investments	13	(14)	132	116
Foreign currency translation gain	249	64	824	797
Net change in unrealized loss on derivative instruments	1,822	(2,886)	3,348	(277)
Other comprehensive gain (loss), before tax	2,084	(2,836)	4,304	636
Tax effect	(766)	(234)	(1,582)	(234)
Other comprehensive gain (loss), net of tax	1,318	(3,070)	2,722	402
Comprehensive loss	$(27,988)	$(29,324)	$(53,578)	$(53,023)

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(56,300)	$(53,425)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	16,132	13,147
Share-based compensation	40,287	36,341
Other	359	599
Changes in operating assets and liabilities:
Accounts receivable	(4,619)	(2,427)
Prepaid expenses and other current assets	(3,015)	(7,860)
Other assets and liabilities	(3,594)	(380)
Accounts payable	3,809	(579)
Accrued liabilities	4,188	1,803
Accrued compensation and related benefits	1,394	1,098
Deferred revenue	18,584	16,243
Net cash provided by operating activities	17,225	4,560
Cash flows from investing activities
Purchases of property and equipment	(9,276)	(8,410)
Internal-use software development costs	(3,315)	(2,773)
Purchases of marketable securities	(82,325)	(136,171)
Proceeds from maturities of marketable securities	61,686	16,476
Proceeds from sale of marketable securities	20,743	13,631
Cash paid for the acquisition of Outbound, net of cash acquired	(16,470)	—
Net cash used in investing activities	(28,957)	(117,247)
Cash flows from financing activities
Proceeds from exercise of employee stock options	15,175	9,387
Proceeds from employee stock purchase plan	7,139	5,672
Taxes paid related to net share settlement of share-based awards	(1,763)	(345)
Principal payment on debt	—	(323)
Net cash provided by financing activities	20,551	14,391
Effect of exchange rate changes on cash and cash equivalents	279	106
Net increase (decrease) in cash and cash equivalents	9,098	(98,190)
Cash and cash equivalents at beginning of period	93,677	216,226
Cash and cash equivalents at end of period	$102,775	$118,036
Supplemental cash flow data:
Cash paid for income taxes and interest	$756	$437
Non-cash investing and financing activities:
Vesting of early exercised stock options	$224	$374
Balance of property and equipment in accounts payable and accrued expenses	$3,036	$1,552
Share-based compensation capitalized in internal-use software development costs	$1,306	$1,075
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
References to Zendesk, the “Company,” “our,” or “we” in these notes refer to Zendesk, Inc. and its subsidiaries on a consolidated basis.
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
In the first quarter of 2017, we changed our accounting policy for share-based compensation to recognize forfeitures as they occur, as permitted by Accounting Standards Update, or ASU, 2016-09. Refer to Recently Adopted Accounting Pronouncements below for a more detailed discussion.
The consolidated balance sheet as of December 31, 2016 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly our financial position, results of operations, comprehensive loss, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2017.
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

Concentrations of Risk
As of June 30, 2017, no customers represented 10% or greater of our total accounts receivable balance. There were no customers that individually exceeded 10% of our revenue during the three and six months ended June 30, 2017 or 2016.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or the FASB, issued new revenue guidance that provides principles for recognizing revenue to which an entity expects to be entitled for the transfer of promised goods or services to customers. The guidance also requires the deferral of incremental costs to acquire contracts with customers. As currently issued and amended, the new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, though early adoption is permitted for annual reporting periods beginning after December 15, 2016. The guidance may be applied retrospectively to each prior period presented (full retrospective method), or with the cumulative effect recognized as of the date of initial adoption (modified retrospective method).
We currently intend to adopt using the full retrospective method; however, our decision has not been finalized. We have completed a preliminary assessment to determine the effect of adoption on our existing revenue arrangements and are analyzing specific transactions to confirm those conclusions. We have also begun testing our new revenue recognition systems. As a result of adoption, we also expect to capitalize a significant portion of our sales commissions and other incremental costs to acquire contracts, which we historically expensed as incurred, which will result in an increase in deferred costs recognized on our balance sheet. We have not yet concluded the useful life of our capitalized costs, which will affect the classification and magnitude of the deferred costs at each reporting period. We continue to quantify the total effect of adoption on our consolidated financial statements. To meet the incremental disclosure requirements of the new guidance, we are also developing processes that will enable our ability to disclose backlog.
In February 2016, the FASB issued ASU 2016-02, regarding Accounting Standards Codification, or ASC, Topic 842 “Leases.” This new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. The new guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the effect of this standard on our consolidated financial statements.
Recently Adopted Accounting Pronouncements
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
As required by the new standard, we now recognize excess tax effects from share-based awards as a component of provision for income taxes in our statement of operations when awards vest or are settled. Upon adoption, we recorded a deferred tax asset of $52.8 million to reflect, on a modified retrospective basis, the previously unrecognized excess tax benefits; however, the deferred tax asset was fully offset by a valuation allowance, resulting in no impact to our consolidated financial statements. In our statement of cash flows, we no longer classify excess tax benefits as a reduction from operating cash flows. This change was made prospectively beginning with the quarter ended March 31, 2017.
We also elected to account for forfeitures as they occur; therefore, share-based compensation expense for the three and six months ended June 30, 2017 have been calculated based on actual forfeitures in our consolidated statement of operations, rather than our previous approach which was net of estimated forfeitures. The cumulative-effect adjustment of this change on a modified retrospective basis was not material. Share-based compensation expense for the three and six months ended June 30, 2016 was recorded net of estimated forfeitures.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory,” which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual reporting period. The new standard must be adopted using a modified retrospective basis, with the cumulative effect recognized as of the date of adoption. We adopted the standard in the first quarter of 2017. Upon adoption, we recorded a deferred tax asset of $6.2 million to reflect the previously unrecognized tax benefits; however, the deferred tax asset was fully offset by a valuation allowance, resulting in no impact to our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, regarding ASC Topic 718 “Compensation - Stock Compensation: Scope of Modification Accounting.” This amendment clarified what changes to terms or conditions of share-based awards require an entity to apply modification accounting. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We early adopted this standard in the second quarter of 2017 on a prospective basis, as permitted by the standard. The adoption did not have and is not expected to have a material effect on our consolidated financial statements.
Note 2. Business Combination
On April 27, 2017, we completed the acquisition of Outbound Solutions, Inc., or Outbound, a provider of software that enables companies to deliver intelligent, behavior-based messages across multiple channels. We acquired Outbound for purchase consideration of $16.6 million in cash.
The fair value of assets acquired and liabilities assumed was based on a preliminary valuation, and our estimates and assumptions are subject to change within the measurement period. The primary areas that remain preliminary relate to the fair values of certain assets and liabilities acquired and residual goodwill. The total purchase consideration was allocated to the assets acquired and liabilities assumed as set forth below (in thousands). The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill generated from the acquisition is primarily attributable to expected growth from the expansion of the scope of and market opportunity for our products. Goodwill is not deductible for income tax purposes. Goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present.

Net tangible assets acquired	$96
Net deferred tax liability recognized	(492)
Identifiable intangible assets:
Developed technology	3,200
Customer relationships	410
Goodwill	13,350
Total purchase price	$16,564

The developed technology and customer relationship intangible assets were assigned useful lives of 6.5 and 3.5 years, respectively.
From the date of the acquisition, the results of operations of Outbound have been included in and are immaterial to our consolidated financial statements. Pro forma revenue and results of operations have not been presented because the historical results of Outbound are not material to our consolidated financial statements in any period presented.
Note 3. Financial Instruments
Investments
The following tables present information about our financial assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurement at June 30, 2017
	Level 1	Level 2	Total
Description
Corporate bonds	$—	$134,134	$134,134
Asset-backed securities	—	29,303	29,303
U.S. treasury securities	—	25,449	25,449
Commercial paper	—	11,120	11,120
Agency securities	—	8,482	8,482
Money market funds	2,768	—	2,768
Total	$2,768	$208,488	$211,256
Included in cash and cash equivalents			$5,265
Included in marketable securities			$205,991

	Fair Value Measurement at December 31, 2016
	Level 1	Level 2	Total
Description
Corporate bonds	$—	$124,930	$124,930
Asset-backed securities	—	32,567	32,567
U.S. treasury securities	—	30,585	30,585
Commercial paper	—	9,787	9,787
Agency securities	—	8,489	8,489
Money market funds	3,545	$—	$3,545
Total	$3,545	$206,358	$209,903
Included in cash and cash equivalents			$3,545
Included in marketable securities			$206,358

As of June 30, 2017 and December 31, 2016, there were no securities within Level 3 of the fair value hierarchy. There were no transfers between fair value measurement levels during the three and six months ended June 30, 2017. Gross unrealized gains and losses for cash equivalents and marketable securities as of June 30, 2017 and December 31, 2016 were not material. As of June 30, 2017 and December 31, 2016, there were no securities that were in an unrealized loss position for more than 12 months.
The following table classifies our marketable securities by contractual maturity as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Due in one year or less	$137,489	$131,190
Due after one year	68,502	75,168
Total	$205,991	$206,358

For our other financial instruments, including accounts receivable, accounts payable, and other current liabilities, the carrying amounts approximate their fair values due to the relatively short maturity of these balances.

Derivative Instruments and Hedging
Our foreign currency exposures typically arise from expenditures associated with foreign operations and sales in foreign currencies for subscriptions to our products. In September 2015, we implemented a hedging program to mitigate the effect of foreign currency fluctuations on our future cash flows and earnings. We enter into foreign currency forward contracts with certain financial institutions and designate those contracts as cash flow hedges. Our foreign currency forward contracts generally have maturities of 15 months or less. As of June 30, 2017, the balance of accumulated other comprehensive loss included an unrecognized net gain of $0.4 million related to the effective portion of changes in the fair value of foreign currency forward contracts designated as cash flow hedges. We expect to reclassify a net gain of $0.5 million into earnings over the next 12 months associated with our cash flow hedges.
The following tables present information about our derivative instruments on our consolidated balance sheets as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$1,376	Accrued liabilities	$1,507
Total		$1,376		$1,507

	December 31, 2016
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$868	Accrued liabilities	$4,280
Total		$868		$4,280

Our foreign currency forward contracts had a total notional value of $90.1 million and $79.6 million as of June 30, 2017 and December 31, 2016, respectively. We have a master netting arrangement with each of our counterparties, which permits net settlement of multiple, separate derivative contracts with a single payment. We may also be required to exchange cash collateral with certain of our counterparties on a regular basis. ASC 815 permits companies to present the fair value of derivative instruments on a net basis according to master netting arrangements. We have elected to present our derivative instruments on a gross basis in our consolidated financial statements. As of June 30, 2017 and December 31, 2016, our balances of cash collateral posted with counterparties were none and $1.1 million, respectively.
The following table presents information about our derivative instruments on the statement of operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

		Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
Hedging Instrument	Location of Loss Reclassified into Earnings	Gain Recognized in AOCI	Loss Reclassified from AOCI into Earnings	Gain Recognized in AOCI	Loss Reclassified from AOCI into Earnings
Foreign currency forward contracts	Revenue, cost of revenue, operating expenses	$1,495	$(327)	$2,488	$(860)
Total		$1,495	$(327)	$2,488	$(860)

		Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
Hedging Instrument	Location of Gain (Loss) Reclassified into Earnings	Loss Recognized in AOCI	Gain Reclassified from AOCI into Earnings	Loss Recognized in AOCI	Loss Reclassified from AOCI into Earnings
Foreign currency forward contracts	Revenue, cost of revenue, operating expenses	$(2,772)	$114	$(425)	$(148)
Total		$(2,772)	$114	$(425)	$(148)
All derivatives have been designated as hedging instruments. Amounts recognized in earnings related to excluded time value and hedge ineffectiveness for the three and six months ended June 30, 2017 and 2016 were not material.
Note 4. Property and Equipment
Property and equipment, net consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Hosting equipment	$37,413	$35,018
Leasehold improvements	28,055	25,396
Capitalized internal-use software	27,938	25,773
Computer equipment and licensed software and patents	15,228	11,879
Furniture and fixtures	9,281	8,014
Construction in progress	8,031	7,993
Total	125,946	114,073
Less: accumulated depreciation and amortization	(64,193)	(51,342)
Property and equipment, net	$61,753	$62,731

Depreciation expense was $5.1 million and $3.9 million for the three months ended June 30, 2017 and 2016, respectively, and $9.8 million and $7.6 million for the six months ended June 30, 2017 and 2016, respectively.
Amortization expense of capitalized internal-use software totaled $2.1 million and $1.8 million for the three months ended June 30, 2017 and 2016, respectively, and $4.2 million and $3.5 million for the six months ended June 30, 2017 and 2016, respectively. The carrying value of capitalized internal-use software at June 30, 2017 and December 31, 2016 was $15.6 million and $15.4 million, respectively, including $7.1 million and $5.4 million in construction in progress, respectively.
Note 5. Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2017 are as follows (in thousands):

Balance as of December 31, 2016	$45,347
Goodwill acquired	13,350
Foreign currency translation adjustments	434
Balance as of June 30, 2017	$59,131

Acquired intangible assets subject to amortization as of June 30, 2017 and December 31, 2016 consist of the following (in thousands):

	As of June 30, 2017
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustments	Net	Remaining Useful Life
					(In years)
Developed technology	$17,200	$(8,376)	$(93)	$8,731	4.0
Customer relationships	2,210	(1,280)	(30)	900	2.6
	$19,410	$(9,656)	$(123)	$9,631

	As of December 31, 2016
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustments	Net	Remaining Useful Life
					(In years)
Developed technology	$14,000	$(6,584)	$(169)	$7,247	2.9
Customer relationships	1,800	(1,044)	(53)	703	2.3
	$15,800	$(7,628)	$(222)	$7,950

Amortization expense of acquired intangible assets was $1.0 million for each of the three months ended June 30, 2017 and 2016, and $2.0 million and $1.9 million for the six months ended June 30, 2017 and 2016, respectively.
Estimated future amortization expense as of June 30, 2017 is as follows (in thousands):

Remainder of 2017	$1,726
2018	2,736
2019	2,674
2020	1,102
2021	492
Thereafter	901
$9,631

Note 6. Commitments and Contingencies
Contractual Obligations
We lease office space under noncancelable operating leases with various expiration dates. Certain of the office space lease agreements contain rent holidays or rent escalation provisions. Rent holiday and rent escalation provisions are considered in determining the straight-line expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Rent expense was $2.8 million and $2.5 million for the three months ended June 30, 2017 and 2016, respectively, and $5.5 million and $4.7 million for the six months ended June 30, 2017 and 2016, respectively.

Except as discussed below, there were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the year ended December 31, 2016.

During the six months ended June 30, 2017, we entered into two operating lease agreements for which the remaining anticipated amount of rent to be paid over the noncancelable terms of the leases is approximately $55.3 million as of June 30, 2017.

During the six months ended June 30, 2017, we entered into two agreements with cloud infrastructure providers for which we have remaining purchase obligations of approximately $35.7 million as of June 30, 2017.

The following table summarizes our remaining obligations under the two operating lease agreements and the two agreements with cloud infrastructure providers discussed above as of June 30, 2017 (in thousands):

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations	$55,321	$212	$10,338	$10,957	$33,814
Purchase obligations	35,654	19,254	16,400	—	—

In August 2017, we amended an existing operating lease agreement for additional office space for which the total anticipated amount of rent to be paid over the noncancelable term of the lease for the additional space is approximately $20.2 million.
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
Indemnifications
In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to customers, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, intellectual property infringement claims made by third parties, and other liabilities relating to or arising from our products or our acts or omissions. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments. In addition, we have indemnification agreements with our directors and executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations may vary. To date, we have not incurred any material costs, and we have not accrued any liabilities in our consolidated financial statements, as a result of these obligations.
Certain of our product offerings include service-level agreements warranting defined levels of uptime reliability and performance, which permit those customers to receive credits for future services in the event that we fail to meet those levels. To date, we have not accrued for any significant liabilities in our consolidated financial statements as a result of these service-level agreements.
Note 7. Common Stock and Stockholders’ Equity
Common Stock
As of June 30, 2017 and December 31, 2016, there were 400 million shares authorized for issuance with a par value of $0.01 per share. There were 100.7 million and 97.2 million shares of common stock issued and 100.2 million and 96.7 million shares outstanding as of June 30, 2017 and December 31, 2016, respectively. Included within the number of shares issued and outstanding were approximately 24 thousand and 0.1 million shares of common stock subject to repurchase, as of June 30, 2017 and December 31, 2016, respectively.
Preferred Stock
As of each of June 30, 2017 and December 31, 2016, 10.0 million shares of preferred stock were authorized for issuance with a par value of $0.01 per share and no shares of preferred stock were issued or outstanding.
Employee Equity Plans
Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan, or ESPP, eligible employees are granted options to purchase shares of our common stock through payroll deductions. The ESPP provides for 18-month offering periods, which include three six-month purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of an offering period or the fair market value of our common stock at the end of the purchase period. For the three and six months ended June 30, 2017, none and 0.4 million shares of common stock were purchased under the ESPP, respectively. Pursuant to the terms of the ESPP, the number of shares reserved under the ESPP increased by 1.0 million shares on January 1, 2017. As of June 30, 2017, 3.9 million shares of common stock were available for issuance under the ESPP.
Stock Option and Grant Plans
Our board of directors adopted the 2009 Stock Option and Grant Plan, or the 2009 Plan, in July 2009. The 2009 Plan was terminated in connection with our initial public offering in May 2014, and accordingly, no shares are available for issuance under this plan. The 2009 Plan continues to govern outstanding awards granted thereunder.
Our 2014 Stock Option and Incentive Plan, or the 2014 Plan, serves as the successor to our 2009 Plan. Pursuant to the terms of the 2014 Plan, the number of shares reserved for issuance under the 2014 Plan increased by 4.8 million shares on January 1, 2017. As of June 30, 2017, we had 8.8 million shares of common stock available for future grants under the 2014 Plan.
On May 6, 2016, the compensation committee of our board of directors granted equity awards representing 1.2 million shares. These awards were granted outside of the 2014 Plan pursuant to an exemption provided for “employment inducement awards” within the meaning of Section 303A.08 of the New York Stock Exchange Listed Company Manual and accordingly did not require approval from our stockholders.
A summary of our stock option and restricted stock unit, or RSU, activity for the six months ended June 30, 2017 is as follows (in thousands, except per share information):

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Outstanding RSUs	Weighted Average Grant Date Fair Value
				(In years)
Outstanding — January 1, 2017	6,039	8,479	$14.52	7.49	$66,449	6,936	$20.81
Increase in authorized shares	4,833
Stock options granted	(628)	628	26.49
RSUs granted	(2,261)					2,261	27.24
Stock options exercised		(1,545)	9.82
RSUs vested						(1,681)	19.26
Stock options forfeited or canceled	190	(190)	23.70
RSUs forfeited or canceled	662					(662)	21.69
RSUs forfeited and unavailable for grant						(53)	23.44
Outstanding — June 30, 2017	8,835	7,372	$16.29	7.37	$84,918	6,801	$23.22

The RSUs forfeited and unavailable for grant relate to shares withheld to satisfy tax withholding obligations associated with our employment inducement awards. The aggregate intrinsic value for options outstanding represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on the New York Stock Exchange as of June 30, 2017 was $27.78.
As of June 30, 2017, we had a total of $191.1 million in future share-based compensation expense related to all equity awards to be recognized over a weighted average period of 2.7 years.

Note 8. Net Loss Per Share
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
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(29,306)	$(26,254)	$(56,300)	$(53,425)
Weighted-average shares used to compute basic and diluted net loss per share	99,506	92,174	98,545	91,351
Net loss per share, basic and diluted	$(0.29)	$(0.28)	$(0.57)	$(0.58)

The anti-dilutive securities excluded from the shares used to calculate diluted net loss per share are as follows (in thousands):

	As of June 30,
	2017	2016
Shares subject to outstanding common stock options and employee stock purchase plan	7,448	10,514
Restricted stock units	6,801	8,052
	14,249	18,566

Note 9. Income Taxes
Our effective tax rates for each of the three and six months ended June 30, 2017 and 2016 were approximately 2% or less. The effective tax rate for each period differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for U.S. losses due to having a full valuation allowance against U.S. deferred tax assets.

Note 10. Geographic Information
Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.
Revenue
The following table presents our revenue by geographic area, as determined based on the billing address of our customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$54,292	$40,068	$104,516	$77,635
EMEA	28,849	20,776	54,891	39,607
Other	18,132	13,356	34,873	25,417
Total	$101,273	$74,200	$194,280	$142,659

Long-Lived Assets
The following table presents our long-lived assets by geographic area (in thousands):

	As of June 30, 2017	As of December 31, 2016
United States	$27,199	$26,372
EMEA:
Republic of Ireland	5,067	5,703
Other EMEA	5,826	6,834
Total EMEA	10,893	12,537
APAC	7,997	8,357
Total	$46,089	$47,266

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
For the three months ended June 30, 2017 and 2016, our revenue was $101.3 million and $74.2 million, respectively, representing a 36% growth rate. For the six months ended June 30, 2017 and 2016, our revenue was $194.3 million and $142.7 million, respectively, representing a 36% growth rate. For the three months ended June 30, 2017 and 2016, we derived $47.0 million and $34.1 million, respectively, or, for each period, 46%, of our revenue from customers located outside of the United States. For the six months ended June 30, 2017 and 2016, we derived $89.8 million, or 46%, and $65.0 million, or 46%, respectively, of our revenue from customers located outside of the United States. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. For the three months ended June 30, 2017 and 2016, we generated net losses of $29.3 million and $26.3 million, respectively. For the six months ended June 30, 2017 and 2016, we generated net losses of $56.3 million and $53.4 million, respectively.
The growth of our business and our future success depend on many factors, including our ability to continue to innovate, maintain our leadership in the small and medium-sized business, or SMB, market, add new customers, generate additional revenue from our existing customer base, and increase our global customer footprint. While these areas represent significant opportunities for us, we also face significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. We anticipate that we will continue to expand our operations and headcount in the near term. The expected addition of new personnel and the expenditures that we anticipate will be necessary to manage our anticipated growth, including expenditures relating to hosting capabilities, leasehold improvements, and related fixed assets, will make it more difficult for us to achieve profitability in the near term. Many of these investments will occur in advance of us experiencing any direct benefit and will make it difficult to determine if we are allocating our resources efficiently.
We have focused on rapidly growing our business and plan to continue to invest for long-term growth. We expect to continue to develop our hosting capabilities through investments in our self-managed colocation data centers and to incur expenditures for third-party managed hosting services. The amount and timing of these disbursements will vary based on our estimates of projected growth and planned use of hosting resources. Over time, we anticipate that we will continue to gain economies of scale by efficiently utilizing our hosting and personnel resources to support the growth in our number of customers. We also expect to continue to grow our customer experience organization, resulting in additional salary and share-based compensation expenses. Additionally, we expect to incur amortization expense associated with acquired intangible assets and capitalized internal-use software. As a result, we expect our gross margin to improve in the long-term, although our gross margin may decrease in the near-term and may vary from period to period as our revenue fluctuates and as a result of the timing and amount of such costs.
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
Number of Paid Customer Accounts. We believe that our ability to increase our number of paid accounts using our products is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. We define the number of paid customer accounts as the sum of the number of accounts on Zendesk Support, exclusive of our legacy Starter plan, free trials, or other free services, the number of accounts on Chat, exclusive of free trials or other free services, and the number of accounts on all of our other products, exclusive of free trials and other free services, each as of the end of the period and as identified by a unique account identifier. Use of Support, Chat, and our other products requires separate subscriptions and each of these accounts are treated as a separate paid customer account. Existing customers may also expand their utilization of our products by adding new accounts and a single consolidated organization or customer may have multiple accounts across each of our products to service separate subsidiaries, divisions, or work processes. Each of these accounts is also treated as a separate paid customer account. An increase in the number of paid customer accounts generally correlates to an increase in the number of authorized agents licensed to use our products, which directly affects our revenue and results of operations. We view growth in this metric as a measure of our success in converting new sales opportunities. We had approximately 107,400 paid customer accounts as of June 30, 2017, including approximately 57,800 paid customer accounts on Support, approximately 45,300 paid customer accounts on Chat, and approximately 4,300 paid customer accounts on our other products. As the total number of paid customer accounts increases, we expect the rate of growth in the number of paid customer accounts to decline.
Dollar-Based Net Expansion Rate. Our ability to generate revenue is dependent upon our ability to maintain our relationships with our customers and to increase their utilization of our products. We believe we can achieve this by focusing on delivering value and functionality that retains our existing customers, expands the number of authorized agents associated with an existing paid customer account, and results in upgrades to higher-priced subscription plans and the purchase of additional products. Maintaining customer relationships allows us to sustain and increase revenue to the extent customers maintain or increase the number of authorized agents licensed to use our products. We assess our performance in this area by measuring our dollar-based net expansion rate. Our dollar-based net expansion rate provides a measurement of our ability to increase revenue across our existing customer base through expansion of authorized agents associated with paid customer accounts, upgrades in subscription plans, and the purchase of additional products as offset by churn, contraction in authorized agents associated with paid customer accounts, and downgrades in subscription plans. We do not currently incorporate operating metrics associated with our analytics product or our Outbound product into our measurement of dollar-based net expansion rate.
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

We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate monthly recurring revenue across our products from the paid customer accounts on Support and Chat as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate monthly recurring revenue across our products from the same customer base included in our measure of base revenue at the end of the annual period being measured. Our dollar-based net expansion rate is also adjusted to eliminate the effect of certain activities that we identify involving the transfer of agents between paid customer accounts, consolidation of customer accounts, or the split of a single paid customer account into multiple paid customer accounts. In addition, our dollar-based net expansion rate is adjusted to include paid customer accounts in the customer base used to determine retained revenue net of contraction and churn that share common corporate information with customers in the customer base that is used to determine our base revenue. Giving effect to this consolidation results in our dollar-based net expansion rate being calculated across approximately 87,500 customers, as compared to the approximately 107,400 total paid customer accounts as of June 30, 2017. To the extent that we can determine that the underlying customers do not share common corporate information, we do not aggregate paid customer accounts associated with reseller and other similar channel arrangements for the purposes of determining our dollar-based net expansion rate. While not material, we believe the failure to account for these activities would otherwise skew our dollar-based net expansion metrics associated with customers that maintain multiple paid customer accounts across their products, and paid customer accounts associated with reseller and other similar channel arrangements.
Our dollar-based net expansion rate was 116% as of June 30, 2017. We expect that, among other factors, our continued focus on adding larger paid customer accounts at the time of addition and the growth in our revenue will result in an overall decline in our dollar-based net expansion rate over time as our aggregate monthly recurring revenue grows.
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
Cost of Revenue, Gross Margin, and Operating Expenses
Cost of Revenue. Cost of revenue consists primarily of personnel costs (including salaries, share-based compensation, and benefits) for employees associated with our infrastructure, product support, and professional service organizations, and expenses for hosting capabilities, including third-party managed hosting services and depreciation from our self-managed colocation data centers. Cost of revenue also includes third-party license fees, amortization expense associated with capitalized internal-use software, payment processing fees, amortization expense associated with acquired intangible assets, and allocated shared costs. We allocate shared costs such as facilities, information technology, and security costs to all departments based on headcount. As such, allocated shared costs are reflected in cost of revenue and each operating expense category.

We currently operate out of four self-managed colocation data centers, in which we manage our own network equipment and systems, located in California, Virginia, Ireland, and Germany. In addition, we utilize third-party managed hosting facilities located in North America, Europe, Asia, and Australia to host our services, support our infrastructure, and support certain research and development functions. We currently intend to continue to operate our self-managed colocation data centers and incur expenditures for third-party managed hosting services over time to support our growth.
We intend to continue to invest additional resources in our infrastructure, product support, and professional service organizations, through acquisitions and organically. We expect that recent and future business acquisitions will result in increased amortization expense of intangible assets such as acquired technology. As we continue to invest in technology innovation, we expect to continue to incur capitalized internal-use software costs and related amortization. We expect these investments in technology to not only expand the capabilities of our products but also to increase the efficiency of how we deliver these services, enabling us to improve our gross margin over time, although our gross margin may decrease in the near-term and may vary from period to period as our revenue fluctuates and as a result of the timing and amount of these investments. To the extent that we continue to rely on third-party technology to provide certain functionality within our products or for certain subscription plans or integrations, we expect third-party license fees for technology that is incorporated in such products and subscription plans to remain significant over time.
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
Other Income, Net
Other income, net consists primarily of interest income from marketable securities and foreign currency gains and losses.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$101,273	$74,200	$194,280	$142,659
Cost of revenue (1)	30,663	22,936	58,770	44,452
Gross profit	70,610	51,264	135,510	98,207
Operating expenses (1):
Research and development	28,698	22,134	55,154	43,731
Sales and marketing	52,628	39,350	99,929	75,522
General and administrative	19,788	16,076	38,105	31,937
Total operating expenses	101,114	77,560	193,188	151,190
Operating loss	(30,504)	(26,296)	(57,678)	(52,983)
Other income, net	508	134	726	64
Loss before provision for (benefit from) income taxes	(29,996)	(26,162)	(56,952)	(52,919)
Provision for (benefit from) income taxes	(690)	92	(652)	506
Net loss	$(29,306)	$(26,254)	$(56,300)	$(53,425)
______________
(1) Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$2,156	$1,802	$4,260	$3,435
Research and development	7,584	6,749	14,497	13,376
Sales and marketing	6,013	5,684	11,646	11,123
General and administrative	5,321	4,410	9,884	8,407

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (2)	30.3	30.9	30.3	31.2
Gross profit	69.7	69.1	69.7	68.8
Operating expenses (2):
Research and development	28.3	29.8	28.4	30.7
Sales and marketing	52.0	53.0	51.4	52.9
General and administrative	19.5	21.7	19.6	22.4
Total operating expenses	99.8	104.5	99.4	106.0
Operating loss	(30.1)	(35.4)	(29.7)	(37.2)
Other income, net	0.5	0.2	0.4	—
Loss before provision for (benefit from) income taxes	(29.6)	(35.2)	(29.3)	(37.2)
Provision for (benefit from) income taxes	(0.7)	0.1	(0.3)	0.4
Net loss	(28.9)%	(35.3)%	(29.0)%	(37.6)%
______________
(2) Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	2.1%	2.4%	2.2%	2.4%
Research and development	7.5	9.1	7.5	9.4
Sales and marketing	5.9	7.7	6.0	7.8
General and administrative	5.3	5.9	5.1	5.9
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands, except percentages)
Revenue	$101,273	$74,200	36%	$194,280	$142,659	36%
Revenue increased $27.1 million, or 36%, in the three months ended June 30, 2017 compared to the same period in 2016. Of the total increase in revenue, $11.1 million, or 41%, was attributable to revenue from new customer accounts acquired from July 1, 2016 through June 30, 2017, net of churn and contraction, and $16.0 million, or 59%, was attributable to revenue from accounts existing on or before June 30, 2016, net of churn and contraction. Revenue increased $51.6 million, or 36%, in the six months ended June 30, 2017 compared to the same period in 2016 due to the addition of new customer accounts and the continued expansion of existing customer accounts.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands, except percentages)
Cost of revenue	$30,663	$22,936	34%	$58,770	$44,452	32%
Gross margin	69.7%	69.1%		69.7%	68.8%
Cost of revenue increased $7.7 million, or 34%, and $14.3 million, or 32%, in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The overall increases were primarily due to increased data center costs of $2.9 million and $4.7 million, increased employee compensation-related costs of $2.0 million and $3.8 million, and increased third-party license fees of $1.0 million and $2.2 million for the three and six months ended June 30, 2017, respectively. The increase in data center costs was driven by expenditures for third-party managed hosting services and increased depreciation expense from investments in our self-managed colocation data centers. The increase in employee compensation-related costs was driven by headcount growth. The increase in third-party license fees was driven by increased customer usage of certain product features. Further contributing to the overall increases was an increase in allocated shared facilities and information technology costs of $0.9 million and $1.8 million for the three and six months ended June 30, 2017, respectively.
Our gross margin increased by 0.6 and 0.9 percentage points in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The overall improvements were driven by our ability to increase revenue with a more moderate increase in headcount. The overall improvements were partially offset by increased hosting costs due to our continued investment in our hosting capabilities.
Operating Expenses
Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands, except percentages)
Research and development	$28,698	$22,134	30%	$55,154	$43,731	26%
Research and development expenses increased $6.6 million, or 30%, and $11.4 million, or 26%, in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The overall increases were primarily due to increased employee compensation-related costs of $3.4 million and $6.4 million, driven by headcount growth, and increased outside services costs of $0.8 million and $0.9 million for the three and six months ended June 30, 2017, respectively. The increases in outside services costs were primarily attributable to development of our hosting capabilities. Further contributing to the overall increases was an increase in allocated shared costs of $0.9 million and $2.1 million for the three and six months ended June 30, 2017, respectively.

Sales and Marketing Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands, except percentages)
Sales and marketing	$52,628	$39,350	34%	$99,929	$75,522	32%
Sales and marketing expenses increased $13.3 million, or 34%, and $24.4 million, or 32%, in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The overall increases were primarily due to increased employee compensation-related costs, including commissions, of $5.5 million and $9.8 million, driven by headcount growth, and an increase in marketing program costs of $3.3 million and $6.6 million for the three and six months ended June 30, 2017, respectively. The increases in marketing program costs were primarily driven by increased advertising activities. Further contributing to the overall increases was an increase in allocated shared costs of $1.7 million and $3.5 million for the three and six months ended June 30, 2017, respectively.
General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands, except percentages)
General and administrative	$19,788	$16,076	23%	$38,105	$31,937	19%
General and administrative expenses increased $3.7 million, or 23%, and $6.2 million, or 19%, in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The overall increases were primarily due to increased employee compensation-related costs of $2.5 million and $4.4 million, driven by headcount growth, and an increase in professional and outside services costs of $0.8 million and $0.2 million, driven by our acquisition of Outbound, for the three and six months ended June 30, 2017, respectively.
Liquidity and Capital Resources
As of June 30, 2017, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $308.8 million, which were held for working capital purposes. Our cash equivalents and marketable securities are comprised of corporate bonds, asset-backed securities, U.S. treasury securities, commercial paper, agency securities, and money market funds.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash provided by operating activities	$17,225	$4,560
Cash used in investing activities	(28,957)	(117,247)
Cash provided by financing activities	20,551	14,391
To date, we have financed our operations primarily through private and public equity financings and customer payments for subscription services. We believe that our existing cash, cash equivalents, and marketable securities balances, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Our future capital requirements will depend on many factors, including hosting costs to support the growth in our customer accounts and continued customer expansion, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products, features, and functionality, and costs related to building out our leased office facilities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.
Operating Activities
Our largest source of operating cash inflows is cash collections from our customers. Our primary uses of cash from operating activities are for employee-related expenditures, marketing programs, and rent for office space.
Net cash provided by operating activities in the six months ended June 30, 2017 was $17.2 million, reflecting our net loss of $56.3 million, adjusted by non-cash charges including share-based compensation expense of $40.3 million, depreciation and amortization of $16.1 million, and net changes in operating assets and liabilities of $16.7 million. The net changes in operating assets and liabilities were primarily attributable to an increase in deferred revenue of $18.6 million due to sales growth and the timing of customer billings, and an increase in accrued liabilities and accounts payable of $8.0 million due to timing of payments. These sources of cash flow were offset by an increase in accounts receivable of $4.6 million due to the timing of customer billings and collections. Other uses of cash included an increase in prepaid expenses and other current assets of $3.0 million driven by a prepayment for third-party managed hosting services.
Net cash provided by operating activities in the six months ended June 30, 2016 was $4.6 million, reflecting our net loss of $53.4 million, adjusted by non-cash charges including share-based compensation expense of $36.3 million, depreciation and amortization of $13.1 million, and net changes in operating assets and liabilities of $7.9 million. The net changes in operating assets and liabilities were primarily attributable to an increase in deferred revenue of $16.2 million due to sales growth and the timing of customer billings, and an increase in accrued liabilities including accrued compensation of $2.9 million due to timing of payments. These sources of cash flow were offset by an increase in prepaid expenses and other current assets of $7.9 million, primarily driven by a prepayment for third-party managed hosting services. Other uses of cash included an increase in accounts receivable of $2.4 million due to timing of customer billings and collections.
Investing Activities
Net cash used in investing activities in the six months ended June 30, 2017 of $29.0 million was primarily attributable to cash paid for the acquisition of Outbound, net of cash acquired, of $16.5 million, purchases of property and equipment of $9.3 million, primarily associated with hosting equipment to maintain our self-managed colocation data centers and newly leased office facilities, and capitalized internal-use software costs of $3.3 million related to the development of additional features and functionality for our products.
Net cash used in investing activities in the six months ended June 30, 2016 of $117.2 million was primarily attributable to purchases of marketable securities of $106.1 million, net of sales and maturities, purchases of property and equipment of $8.4 million primarily associated with newly leased office facilities and hosting equipment to maintain our self-managed colocation data centers, and capitalized internal-use software costs of $2.8 million related to the development of additional features and functionality for our products.
Financing Activities
Net cash provided by financing activities in the six months ended June 30, 2017 of $20.6 million was primarily attributable to proceeds from the exercise of employee stock options of $15.2 million and proceeds from our employee stock purchase plan of $7.1 million.
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
There have been no other significant changes to our critical accounting policies and estimates during the six months ended June 30, 2017 as compared to the critical accounting policies and estimates disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K filed with the SEC on February 27, 2017.
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
Except as set forth in Note 6 of the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, there were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the year ended December 31, 2016.

Off-Balance Sheet Arrangements
Through June 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
In September 2015, we implemented a hedging program to mitigate the impact of foreign currency fluctuations on our cash flows and earnings. For additional information, see Note 3 of the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest Rate Sensitivity
We had cash, cash equivalents, and marketable securities totaling $308.8 million at June 30, 2017, of which $211.3 million was invested in corporate bonds, asset-backed securities, U.S. treasury securities, commercial paper, agency securities, and money market funds. The cash and cash equivalents are held for working capital purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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
As of June 30, 2017, an immediate increase of 100-basis points in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $1.6 million. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity or declines in fair value are determined to be other than temporary.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on management’s evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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
We have incurred net losses in each year since our inception, including net losses of $29.3 million and $26.3 million in the three months ended June 30, 2017 and 2016, respectively, and $56.3 million and $53.4 million in the six months ended June 30, 2017 and 2016, respectively. We had an accumulated deficit of $376.2 million as of June 30, 2017. For the three months ended June 30, 2017 and 2016, our revenue was $101.3 million and $74.2 million, respectively, representing a 36% growth rate. For the six months ended June 30, 2017 and 2016, our revenue was $194.3 million and $142.7 million, respectively, representing a 36% growth rate. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

•
development of our family of products, including investments in our research and development team, the development or acquisition of new products, features, and functionality, and improvements to the scalability, availability, and security of our products;

•	our technology infrastructure, including investments in our hosting capabilities, enhancements to our network operations and infrastructure, and hiring of additional employees for our operations team;

•	sales and marketing, including an expansion of our direct sales organization;

•	additional international expansion in an effort to increase our customer base and sales; and

•	general administration, including legal, accounting, and other expenses related to being a public company.
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
We have experienced and may continue to experience rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from approximately 1,500 employees as of June 30, 2016 to approximately 1,880 employees as of June 30, 2017. In addition, we have established subsidiaries in Denmark, the United Kingdom, Australia, Ireland, Japan, the Philippines, Brazil, Germany, India, and Mexico since our inception in 2007, and, as a result of acquisitions, we also have subsidiaries in Singapore and France. We expect to continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of customers, end users, transactions, and data that our products support. Finally, our organizational structure is becoming more complex and we may need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures, to manage this complexity. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, simplicity in design, and attention to customer satisfaction that has been critical to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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
Increasing our customer base and achieving broader market acceptance of our products will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain certain of our new customers, including larger organizations. We plan to continue to expand our direct sales force both domestically and internationally to increase our sales capacity. During the twelve months ended June 30, 2017, our sales and marketing organization increased by approximately 110 employees to approximately 570 employees. There is significant competition for experienced sales and marketing professionals with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales and marketing professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Our recent hires and planned hires may not become as productive as we anticipate as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. We cannot predict whether, or to what extent, our sales will increase as we expand our sales and marketing functions or how long it will take for new personnel to become productive. Our business will be harmed if our sales and marketing efforts do not generate a significant increase in revenue.

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
In each of the three and six month periods ended June 30, 2017 and 2016, we derived 46% of our revenue from customers located outside of the United States. We are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and product support operations in certain countries across North America, Europe, Australia, Asia, and South America. Our sales organization outside the United States is substantially smaller than our sales organization in the United States and to date a very limited portion of our sales has been driven by resellers or other channel partners. We believe our ability to convince new customers to subscribe to our products or to convince existing customers to renew or expand their use of our products is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.
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
We have made and will continue to make substantial investments in our self-managed colocation data centers and expenditures for third-party managed hosting services to support our growth and provide enhanced levels of service to our customers. We recently decreased the amount of capital expenditures on hosting equipment for use in our self-managed colocation data centers as we transition to greater dependence on third-party managed hosting services, but expect to continue to incur significant expense to operate and maintain our self-managed colocation data centers. We employ a hybrid hosting model in which we utilize managed hosting services, where a third party manages most aspects of our hosting operations, and self-managed colocation data centers, where we have more direct control over the hosting infrastructure and its operation. This has and may continue to have a negative impact on our cash flows and gross profit. If we are required to make larger investments in our self-managed colocation data centers than we anticipated or if costs associated with third-party managed hosting services utilized to support our growth are greater than expected, the negative impact on our operating results would likely exceed our initial expectations. Furthermore, if we determine to no longer utilize our self-managed colocation data centers, we may be forced to accelerate expense recognition as a result of the shorter estimated life of such assets.
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
We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of personally identifiable information, or PII, by U.S. companies doing business in Europe from the European Economic Area to the U.S. As a result of a recent opinion of the European Union Court of Justice regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S.-EU Safe Harbor Framework is no longer deemed to be a valid method to ensure compliance with restrictions set forth in the Data Protection Directive and data protection legislation of individual member states restricting the transfer of data outside of the European Economic Area. In July 2016, the European Commission adopted a new framework, the EU-U.S. Privacy Shield, to replace the U.S.-EU Safe Harbor Framework. In addition to our November 2016 self-certification with the U.S. Department of Commerce under the EU-U.S. Privacy Shield, we have engaged in, and expect to continue to engage in, other efforts to ensure that data transfers from the European Economic Area comply with the Data Protection Directive, the data protection legislation of individual member states, and, following its effectiveness in 2018, the European General Data Protection Regulation. These efforts may be deemed unacceptable by the data protection authorities of individual member states or by current or prospective customers. Failure to comply with data protection regulations may result in data protection authorities and other privacy regimes imposing additional obligations to obtain consent from data subjects by or on behalf of our customers. Additionally, the inability to guarantee compliance or otherwise provide acceptable privacy assurances may inhibit the sale and use of our software in the European Union and certain other markets, which could, were it to occur, harm our business and operating results.
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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2017, we had a total of $68.8 million of goodwill and intangible assets related to prior acquisitions. An adverse change in market conditions, particularly a change resulting in a significant decrease in our share price, or if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
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
Our corporate headquarters are located in San Francisco, California and we operate in or utilize hosting resources that are located in North America, Europe, Asia, and Australia. Key features and functionality of our products are enabled by third parties that are headquartered in California and operate in or utilize data centers in the United States and Europe. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted services, and sales activities.  In the event of a major earthquake, hurricane, or catastrophic event such as fire, flood, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results.
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
As of June 30, 2017, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 38.1% of our outstanding common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to exert significant influence in matters requiring stockholder approval. For example, these stockholders may be able to exert significant influence in elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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

Zendesk, Inc.
Date: August 7, 2017	By:	/s/ Elena Gomez
Elena Gomez
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT
INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Amended and Restated Non-Employee Director Compensation Policy.	8-K	001-36456	10.1	May 18, 2017
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
________________

*
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.