Form 10-Q
period 2017-09-30
Zendesk, Inc.
filed 2017-11-03
CIK 1463172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  x
As of October 31, 2017, there were 101,507,140 shares of the registrant’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ZENDESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and shares)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$92,603	$93,677
Marketable securities	133,959	131,190
Accounts receivable, net of allowance for doubtful accounts of $751 and $1,269 as of September 30, 2017 and December 31, 2016, respectively	51,465	37,343
Prepaid expenses and other current assets	24,318	17,608
Total current assets	302,345	279,818
Marketable securities, noncurrent	90,263	75,168
Property and equipment, net	59,600	62,731
Goodwill and intangible assets, net	67,779	53,296
Other assets	9,350	4,272
Total assets	$529,337	$475,285
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,212	$4,555
Accrued liabilities	21,588	19,106
Accrued compensation and related benefits	26,325	20,281
Deferred revenue	154,163	123,276
Total current liabilities	213,288	167,218
Deferred revenue, noncurrent	1,727	1,257
Other liabilities	8,152	7,382
Total liabilities	223,167	175,857
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,010	971
Additional paid-in capital	711,301	624,026
Accumulated other comprehensive loss	(2,205)	(5,197)
Accumulated deficit	(403,936)	(319,720)
Treasury stock, at cost (none and 0.5 million shares as of September 30, 2017 and December 31, 2016, respectively)	—	(652)
Total stockholders’ equity	306,170	299,428
Total liabilities and stockholders’ equity	$529,337	$475,285
See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$112,786	$80,717	$307,066	$223,376
Cost of revenue (1)	33,693	23,866	92,464	68,318
Gross profit	79,093	56,851	214,602	155,058
Operating expenses (1):
Research and development	29,358	22,953	84,512	66,683
Sales and marketing	56,778	43,899	156,707	119,421
General and administrative	21,398	16,212	59,502	48,149
Total operating expenses	107,534	83,064	300,721	234,253
Operating loss	(28,441)	(26,213)	(86,119)	(79,195)
Other income, net	619	681	1,345	745
Loss before provision for (benefit from) income taxes	(27,822)	(25,532)	(84,774)	(78,450)
Provision for (benefit from) income taxes	(133)	294	(786)	800
Net loss	$(27,689)	$(25,826)	$(83,988)	$(79,250)
Net loss per share, basic and diluted	$(0.28)	$(0.27)	$(0.85)	$(0.86)
Weighted-average shares used to compute net loss per share, basic and diluted	100,659	94,085	99,203	92,274
(1) Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$2,408	$1,919	$6,668	$5,355
Research and development	7,776	7,172	22,273	20,548
Sales and marketing	6,716	6,657	18,362	17,780
General and administrative	5,619	4,247	15,502	12,654

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(27,689)	$(25,826)	$(83,988)	$(79,250)
Other comprehensive gain, before tax:
Net change in unrealized gain (loss) on available-for-sale investments	80	(35)	213	80
Foreign currency translation gain (loss)	—	(227)	824	570
Net change in unrealized gain (loss) on derivative instruments	344	416	3,692	139
Other comprehensive gain, before tax	424	154	4,729	789
Tax effect	(156)	(61)	(1,737)	(295)
Other comprehensive gain, net of tax	268	93	2,992	494
Comprehensive loss	$(27,421)	$(25,733)	$(80,996)	$(78,756)

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(83,988)	$(79,250)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	24,263	20,000
Share-based compensation	62,805	56,337
Excess tax benefit from share-based award activity	—	(133)
Other	380	1,219
Changes in operating assets and liabilities:
Accounts receivable	(15,039)	(11,782)
Prepaid expenses and other current assets	(5,109)	(7,401)
Other assets and liabilities	(5,513)	(1,829)
Accounts payable	7,237	(2,220)
Accrued liabilities	6,843	2,645
Accrued compensation and related benefits	1,503	812
Deferred revenue	31,357	25,596
Net cash provided by operating activities	24,739	3,994
Cash flows from investing activities
Purchases of property and equipment	(13,334)	(12,494)
Internal-use software development costs	(5,237)	(4,313)
Purchases of marketable securities	(135,279)	(216,640)
Proceeds from maturities of marketable securities	88,960	23,971
Proceeds from sale of marketable securities	28,144	39,244
Cash paid for the acquisition of Outbound, net of cash acquired	(16,470)	—
Net cash used in investing activities	(53,216)	(170,232)
Cash flows from financing activities
Proceeds from exercise of employee stock options	18,550	19,886
Proceeds from employee stock purchase plan	10,980	8,704
Taxes paid related to net share settlement of share-based awards	(2,415)	(626)
Principal payment on debt	—	(323)
Excess tax benefit from share-based award activity	—	133
Net cash provided by financing activities	27,115	27,774
Effect of exchange rate changes on cash and cash equivalents	288	(173)
Net decrease in cash and cash equivalents	(1,074)	(138,637)
Cash and cash equivalents at beginning of period	93,677	216,226
Cash and cash equivalents at end of period	$92,603	$77,589
Supplemental cash flow data:
Cash paid for income taxes and interest	$1,532	$968
Non-cash investing and financing activities:
Share-based compensation capitalized in internal-use software development costs	$1,984	$1,761
Balance of property and equipment in accounts payable and accrued expenses	$1,384	$2,466
Property and equipment acquired through tenant improvement allowances	$437	$64
Vesting of early exercised stock options	$317	$509
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

Concentrations of Risk
As of September 30, 2017, no customers represented 10% or greater of our total accounts receivable balance. There were no customers that individually exceeded 10% of our revenue during the three and nine months ended September 30, 2017 or 2016.
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

We currently intend to adopt using the full retrospective method; however, our decision has not been finalized. We have completed a preliminary assessment to determine the effect of adoption on our existing revenue arrangements and are nearing final conclusions. We are continuing to progress in the implementation of our new revenue recognition systems. As a result of adoption, we also expect to capitalize a significant portion of our sales commissions and other incremental costs to acquire contracts, which we historically expensed as incurred, resulting in an increase in deferred costs recognized on our balance sheet. We have not yet concluded the useful life of our capitalized costs, which will affect the classification and magnitude of the deferred costs at each reporting period. We are nearing the completion of our analysis to quantify the total effect of adoption on our consolidated financial statements. To meet the incremental disclosure requirements of the new guidance, we are also developing processes that will enable our ability to disclose backlog.
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
In August 2017, the FASB issued ASU 2017-12, regarding ASC Topic 815 "Derivatives and Hedging." This amendment simplifies various aspects of hedge accounting, including measurement and presentation of hedge ineffectiveness and certain documentation and assessment requirements. The amendment also makes more hedging strategies eligible for hedge accounting. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the effect of this standard on our consolidated financial statements.
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
We also elected to account for forfeitures as they occur; therefore, share-based compensation expense for the three and nine months ended September 30, 2017 has been calculated based on actual forfeitures in our consolidated statement of operations, rather than our previous approach, which was net of estimated forfeitures. The cumulative-effect adjustment of this change on a modified retrospective basis was not material. Share-based compensation expense for the three and nine months ended September 30, 2016 was recorded net of estimated forfeitures.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory,” which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual reporting period. The new standard must be adopted using a modified retrospective basis, with the cumulative effect recognized as of the date of adoption. We early adopted the standard in the first quarter of 2017. Upon adoption, we recorded a deferred tax asset of $6.2 million to reflect the previously unrecognized tax benefits; however, the deferred tax asset was fully offset by a valuation allowance, resulting in no impact to our consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, regarding ASC Topic 718 “Compensation - Stock Compensation: Scope of Modification Accounting.” This amendment clarified what changes to terms or conditions of share-based awards require an entity to apply modification accounting. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We early adopted this standard in the second quarter of 2017 on a prospective basis, as permitted by the standard. The adoption did not have a material effect on our consolidated financial statements.
Note 2. Business Combination
On April 27, 2017, we completed the acquisition of Outbound Solutions, Inc., or Outbound, a provider of software that enables companies to deliver intelligent, behavior-based messages across multiple channels. We acquired Outbound for purchase consideration of $16.6 million in cash.
As of September 30, 2017, we finalized our purchase accounting for the acquisition. The total purchase consideration was allocated to the assets acquired and liabilities assumed as set forth below (in thousands). The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill generated from the acquisition is primarily attributable to expected growth from the expansion of the scope of and market opportunity for our products. Goodwill is not deductible for income tax purposes. Goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present.

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
Note 3. Financial Instruments
Investments
The following tables present information about our financial assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurement at September 30, 2017
	Level 1	Level 2	Total
Description
Corporate bonds	$—	$152,888	152,888
U.S. treasury securities	—	28,434	28,434
Asset-backed securities	—	24,471	24,471
Commercial paper	—	15,397	15,397
Money market funds	12,354	—	12,354
Agency securities	—	8,532	8,532
Total	$12,354	$229,722	$242,076
Included in cash and cash equivalents			$17,854
Included in marketable securities			$224,222

	Fair Value Measurement at December 31, 2016
	Level 1	Level 2	Total
Description
Corporate bonds	$—	$124,930	$124,930
Asset-backed securities	—	32,567	32,567
U.S. treasury securities	—	30,585	30,585
Commercial paper	—	9,787	9,787
Agency securities	—	8,489	8,489
Money market funds	3,545	$—	$3,545
Total	$3,545	$206,358	$209,903
Included in cash and cash equivalents			$3,545
Included in marketable securities			$206,358

As of September 30, 2017 and December 31, 2016, there were no securities within Level 3 of the fair value hierarchy. There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2017. Gross unrealized gains and losses for cash equivalents and marketable securities as of September 30, 2017 and December 31, 2016 were not material. Unrealized losses for securities that have been in an unrealized loss position for more than 12 months as of September 30, 2017 and December 31, 2016 were not material.
The following table classifies our marketable securities by contractual maturity as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Due in one year or less	$133,959	$131,190
Due after one year	90,263	75,168
Total	$224,222	$206,358

For our other financial instruments, including accounts receivable, accounts payable, and other current liabilities, the carrying amounts approximate their fair values due to the relatively short maturity of these balances.

Derivative Instruments and Hedging
Our foreign currency exposures typically arise from expenditures associated with foreign operations and sales in foreign currencies for subscriptions to our products. To mitigate the effect of foreign currency fluctuations on our future cash flows and earnings, we enter into foreign currency forward contracts with certain financial institutions and designate those contracts as cash flow hedges. Our foreign currency forward contracts generally have maturities of 15 months or less. As of September 30, 2017, the balance of accumulated other comprehensive loss included an unrecognized net gain of $0.7 million related to the effective portion of changes in the fair value of foreign currency forward contracts designated as cash flow hedges. We expect to reclassify a net gain of $0.9 million into earnings over the next 12 months associated with our cash flow hedges.
The following tables present information about our derivative instruments on our consolidated balance sheets as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$2,459	Accrued liabilities	$1,873
Total		$2,459		$1,873

	December 31, 2016
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$868	Accrued liabilities	$4,280
Total		$868		$4,280

Our foreign currency forward contracts had a total notional value of $119.4 million and $79.6 million as of September 30, 2017 and December 31, 2016, respectively. We have a master netting arrangement with each of our counterparties, which permits net settlement of multiple, separate derivative contracts with a single payment. We may also be required to exchange cash collateral with certain of our counterparties on a regular basis. ASC 815 permits companies to present the fair value of derivative instruments on a net basis according to master netting arrangements. We have elected to present our derivative instruments on a gross basis in our consolidated financial statements. As of September 30, 2017 and December 31, 2016, our balances of cash collateral posted with counterparties were none and $1.1 million, respectively.
The following table presents information about our derivative instruments on the statement of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

		Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
Hedging Instrument	Location of Gain (Loss) Reclassified into Earnings	Gain Recognized in AOCI	Gain Reclassified from AOCI into Earnings	Gain Recognized in AOCI	Loss Reclassified from AOCI into Earnings
Foreign currency forward contracts	Revenue, cost of revenue, operating expenses	$629	$285	$3,117	$(575)
Total		$629	$285	$3,117	$(575)

		Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
Hedging Instrument	Location of Loss Reclassified into Earnings	Gain Recognized in AOCI	Loss Reclassified from AOCI into Earnings	Loss Recognized in AOCI	Loss Reclassified from AOCI into Earnings
Foreign currency forward contracts	Revenue, cost of revenue, operating expenses	$207	$(209)	$(218)	$(357)
Total		$207	$(209)	$(218)	$(357)
All derivatives have been designated as hedging instruments. Amounts recognized in earnings related to excluded time value and hedge ineffectiveness for the three and nine months ended September 30, 2017 and 2016 were not material.
Note 4. Property and Equipment
Property and equipment, net consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Hosting equipment	$37,423	$35,018
Capitalized internal-use software	30,449	25,773
Leasehold improvements	28,117	25,396
Computer equipment and licensed software and patents	15,122	11,879
Furniture and fixtures	9,496	8,014
Construction in progress	7,070	7,993
Total	127,677	114,073
Less: accumulated depreciation and amortization	(68,077)	(51,342)
Property and equipment, net	$59,600	$62,731

Depreciation expense was $5.3 million and $4.1 million for the three months ended September 30, 2017 and 2016, respectively, and $15.1 million and $11.8 million for the nine months ended September 30, 2017 and 2016, respectively.
Amortization expense of capitalized internal-use software was $1.8 million for each of the three months ended September 30, 2017 and 2016, and $6.0 million and $5.2 million for the nine months ended September 30, 2017 and 2016, respectively. The carrying value of capitalized internal-use software at September 30, 2017 and December 31, 2016 was $16.4 million and $15.4 million, respectively, including $6.7 million and $5.4 million in construction in progress, respectively.
Note 5. Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2017 are as follows (in thousands):

Balance as of December 31, 2016	$45,347
Goodwill acquired	13,350
Foreign currency translation adjustments	434
Balance as of September 30, 2017	$59,131

Acquired intangible assets subject to amortization as of September 30, 2017 and December 31, 2016 consist of the following (in thousands):

	As of September 30, 2017
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustments	Net	Weighted Average Remaining Useful Life
					(In years)
Developed technology	$17,200	$(9,225)	$(93)	$7,882	3.9
Customer relationships	2,210	(1,414)	(30)	766	2.4
	$19,410	$(10,639)	$(123)	$8,648

	As of December 31, 2016
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustments	Net	Weighted Average Remaining Useful Life
					(In years)
Developed technology	$14,000	$(6,584)	$(169)	$7,247	2.9
Customer relationships	1,800	(1,044)	(53)	703	2.3
	$15,800	$(7,628)	$(222)	$7,950

Amortization expense of acquired intangible assets was $1.0 million for each of the three months ended September 30, 2017 and 2016, and $3.0 million and $2.9 million for the nine months ended September 30, 2017 and 2016, respectively.
Estimated future amortization expense as of September 30, 2017 is as follows (in thousands):

Remainder of 2017	$741
2018	2,735
2019	2,676
2020	1,102
2021	492
Thereafter	902
$8,648

Note 6. Commitments and Contingencies
Contractual Obligations
We lease office space under noncancelable operating leases with various expiration dates. Certain of the office space lease agreements contain rent holidays or rent escalation provisions. Rent holiday and rent escalation provisions are considered in determining the straight-line expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Rent expense was $2.8 million and $2.6 million for the three months ended September 30, 2017 and 2016, respectively, and $8.3 million and $7.2 million for the nine months ended September 30, 2017 and 2016, respectively.

Except as discussed below, there were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the year ended December 31, 2016.

During the nine months ended September 30, 2017, we entered into three operating lease agreements for which the remaining anticipated amount of rent to be paid over the noncancelable terms of the leases is approximately $76.9 million as of September 30, 2017.

During the nine months ended September 30, 2017, we entered into two agreements with cloud infrastructure providers for which we have remaining purchase obligations of approximately $15.6 million as of September 30, 2017.

The following table summarizes our remaining obligations under the three operating lease agreements and the two agreements with cloud infrastructure providers discussed above as of September 30, 2017 (in thousands):

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations	$76,909	$1,477	$18,131	$19,409	$37,892
Purchase obligations	$15,559	8,392	7,167	—	—
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
Note 7. Common Stock and Stockholders’ Equity
Common Stock
As of September 30, 2017 and December 31, 2016, there were 400 million shares authorized for issuance with a par value of $0.01 per share. There were 101.1 million and 97.2 million shares of common stock issued and 101.1 million and 96.7 million shares outstanding as of September 30, 2017 and December 31, 2016, respectively. Included within the number of shares issued and outstanding were approximately 14 thousand and 0.1 million shares of common stock subject to repurchase, as of September 30, 2017 and December 31, 2016, respectively.
Preferred Stock
As of each of September 30, 2017 and December 31, 2016, 10.0 million shares of preferred stock were authorized for issuance with a par value of $0.01 per share and no shares of preferred stock were issued or outstanding.
Treasury Stock
During the nine months ended September 30, 2017, we retired all 0.5 million of our treasury shares, which had been classified as treasury stock, at cost in the stockholders’ equity section of our consolidated balance sheet.
Employee Equity Plans
Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan, or ESPP, eligible employees are granted options to purchase shares of our common stock through payroll deductions. The ESPP provides for 18-month offering periods, which include three six-month purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of an offering period or the fair market value of our common stock at the end of the purchase period. For the three and nine months ended September 30, 2017, none and 0.4 million shares of common stock were purchased under the ESPP, respectively. Pursuant to the terms of the ESPP, the number of shares reserved under the ESPP increased by 1.0 million shares on January 1, 2017. As of September 30, 2017, 3.9 million shares of common stock were available for issuance under the ESPP.
Stock Option and Grant Plans
Our board of directors adopted the 2009 Stock Option and Grant Plan, or the 2009 Plan, in July 2009. The 2009 Plan was terminated in connection with our initial public offering in May 2014, and accordingly, no shares are available for issuance under this plan. The 2009 Plan continues to govern outstanding awards granted thereunder.
Our 2014 Stock Option and Incentive Plan, or the 2014 Plan, serves as the successor to our 2009 Plan. Pursuant to the terms of the 2014 Plan, the number of shares reserved for issuance under the 2014 Plan increased by 4.8 million shares on January 1, 2017. As of September 30, 2017, we had 8.1 million shares of common stock available for future grants under the 2014 Plan.
On May 6, 2016, the compensation committee of our board of directors granted equity awards representing 1.2 million shares. These awards were granted outside of the 2014 Plan pursuant to an exemption provided for “employment inducement awards” within the meaning of Section 303A.08 of the New York Stock Exchange Listed Company Manual and accordingly did not require approval from our stockholders.
A summary of our stock option and restricted stock unit, or RSU, activity for the nine months ended September 30, 2017 is as follows (in thousands, except per share information):

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Outstanding RSUs	Weighted Average Grant Date Fair Value
				(In years)
Outstanding — January 1, 2017	6,039	8,479	$14.52	7.49	$66,449	6,936	$20.81
Increase in authorized shares	4,833
Stock options granted	(998)	998	27.03
RSUs granted	(3,068)					3,068	27.69
Stock options exercised		(1,771)	10.47
RSUs vested						(2,343)	20.11
Stock options forfeited or canceled	288	(288)	23.81
RSUs forfeited or canceled	995					(995)	22.11
RSUs forfeited or canceled and unavailable for grant						(202)	23.44
Stock options forfeited or canceled and unavailable for grant		(200)	23.44
Outstanding — September 30, 2017	8,089	7,218	$16.63	7.21	$90,199	6,464	$24.05

The RSUs and stock options forfeited or canceled and unavailable for grant relate to our employment inducement awards. The aggregate intrinsic value for options outstanding represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options.
As of September 30, 2017, we had a total of $184.5 million in future share-based compensation expense related to all equity awards to be recognized over a weighted average period of 2.7 years.

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
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(27,689)	$(25,826)	$(83,988)	$(79,250)
Weighted-average shares used to compute basic and diluted net loss per share	100,659	94,085	99,203	92,274
Net loss per share, basic and diluted	$(0.28)	$(0.27)	$(0.85)	$(0.86)

The anti-dilutive securities excluded from the shares used to calculate diluted net loss per share are as follows (in thousands):

	As of September 30,
	2017	2016
Shares subject to outstanding common stock options and employee stock purchase plan	7,488	9,753
Restricted stock units	6,464	7,565
	13,952	17,318

Note 9. Income Taxes
Our effective tax rates for each of the three and nine months ended September 30, 2017 and 2016 were approximately 1% or less. The effective tax rate for each period differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for U.S. losses due to having a full valuation allowance against U.S. deferred tax assets.
Note 10. Geographic Information
Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.
Revenue
The following table presents our revenue by geographic area, as determined based on the billing address of our customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$59,455	$43,587	$163,971	$121,222
EMEA	32,447	22,601	87,338	62,208
Other	20,884	14,529	55,757	39,946
Total	$112,786	$80,717	$307,066	$223,376

Long-Lived Assets
The following table presents our long-lived assets by geographic area (in thousands):

	As of September 30, 2017	As of December 31, 2016
United States	$25,395	$26,372
EMEA:
Republic of Ireland	4,788	5,703
Other EMEA	5,423	6,834
Total EMEA	10,211	12,537
APAC	7,486	8,357
Total	$43,092	$47,266

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
For the three months ended September 30, 2017 and 2016, our revenue was $112.8 million and $80.7 million, respectively, representing a 40% growth rate. For the nine months ended September 30, 2017 and 2016, our revenue was $307.1 million and $223.4 million, respectively, representing a 37% growth rate. For the three months ended September 30, 2017 and 2016, we derived $53.3 million, or 47%, and $37.1 million, or 46%, respectively, of our revenue from customers located outside of the United States. For the nine months ended September 30, 2017 and 2016, we derived $143.1 million, or 47%, and $102.2 million, or 46%, respectively, of our revenue from customers located outside of the United States. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. For the three months ended September 30, 2017 and 2016, we generated net losses of $27.7 million and $25.8 million, respectively. For the nine months ended September 30, 2017 and 2016, we generated net losses of $84.0 million and $79.3 million, respectively.
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
We have focused on rapidly growing our business and plan to continue to invest for long-term growth. We expect to continue to develop our hosting capabilities through expenditures for third-party managed hosting services and investments in our self-managed colocation data centers. The amount and timing of these disbursements will vary based on our estimates of projected growth and planned use of hosting resources. Over time, we anticipate that we will continue to gain economies of scale by efficiently utilizing our hosting and personnel resources to support the growth in our number of customers. We also expect to continue to grow our customer experience organization, resulting in additional salary and share-based compensation expenses. Additionally, we expect to incur amortization expense associated with acquired intangible assets and capita lized internal-use software. As a result, we expect our gross margin to improve in the long-term, although our gross margin may decrease in the near-term and may vary from period to period as our revenue fluctuates and as a result of the timing and amount of such costs.
We expect our operating expenses to continue to increase in absolute dollars in future periods. We have invested, and expect to continue to invest, in our software development efforts to broaden the functionality of our existing products, to further integrate these products and services, and to introduce new products. We plan to continue to expand our sales and marketing organizations, particularly in connection with our efforts to expand our customer base. We also expect to continue to incur additional general and administrative costs in order to support the growth of our business and the infrastructure required to comply with our obligations as a public company.
Key Business Metrics
We review a number of operating metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
Number of Paid Customer Accounts. We believe that our ability to increase our number of paid accounts using our products is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. We define the number of paid customer accounts as the sum of the number of accounts on Zendesk Support, exclusive of our legacy Starter plan, free trials, or other free services, the number of accounts on Chat, exclusive of free trials or other free services, and the number of accounts on all of our other products, exclusive of free trials and other free services, each as of the end of the period and as identified by a unique account identifier. Use of Support, Chat, and our other products requires separate subscriptions and each of these accounts are treated as a separate paid customer account. Existing customers may also expand their utilization of our products by adding new accounts and a single consolidated organization or customer may have multiple accounts across each of our products to service separate subsidiaries, divisions, or work processes. Each of these accounts is also treated as a separate paid customer account. An increase in the number of paid customer accounts generally correlates to an increase in the number of authorized agents licensed to use our products, which directly affects our revenue and results of operations. We view growth in this metric as a measure of our success in converting new sales opportunities. We had approximately 113,900 paid customer accounts as of September 30, 2017, including approximately 61,200 paid customer accounts on Support, approximately 46,600 paid customer accounts on Chat, and approximately 6,100 paid customer accounts on our other products. As the total number of paid customer accounts increases, we expect the rate of growth in the number of paid customer accounts to decline.
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

We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate monthly recurring revenue across our products from the paid customer accounts on Support and Chat as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate monthly recurring revenue across our products from the same customer base included in our measure of base revenue at the end of the annual period being measured. Our dollar-based net expansion rate is also adjusted to eliminate the effect of certain activities that we identify involving the transfer of agents between paid customer accounts, consolidation of customer accounts, or the split of a single paid customer account into multiple paid customer accounts. In addition, our dollar-based net expansion rate is adjusted to include paid customer accounts in the customer base used to determine retained revenue net of contraction and churn that share common corporate information with customers in the customer base that is used to determine our base revenue. Giving effect to this consolidation results in our dollar-based net expansion rate being calculated across approximately 90,800 customers, as compared to the approximately 113,900 total paid customer accounts as of September 30, 2017. To the extent that we can determine that the underlying customers do not share common corporate information, we do not aggregate paid customer accounts associated with reseller and other similar channel arrangements for the purposes of determining our dollar-based net expansion rate. While not material, we believe the failure to account for these activities would otherwise skew our dollar-based net expansion metrics associated with customers that maintain multiple paid customer accounts across their products, and paid customer accounts associated with reseller and other similar channel arrangements.
Our dollar-based net expansion rate was 118% as of September 30, 2017. We expect that, among other factors, our continued focus on adding larger paid customer accounts at the time of addition and the growth in our revenue will result in an overall decline in our dollar-based net expansion rate over time as our aggregate monthly recurring revenue grows.
Components of Results of Operations
Revenue
We derive substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on Support and, to a lesser extent, Chat, Talk, and Guide. Each subscription may have multiple authorized users, and we refer to each user as an “agent.” The number of agents ranges from one to thousands for various customer accounts. Our pricing is generally established on a per agent basis. We offer a range of subscription account plans for our products that vary in price based on functionality, type, and, for Support and Chat, the amount of product support we offer. We also offer a range of additional features that customers can purchase and add to their subscriptions. Certain arrangements provide for incremental fees above a fixed maximum number of monthly agents during the subscription term. We sell subscription services under contractual agreements that vary in length, ranging between one month and multiple years, with the majority of subscriptions having a term of either one month or one year.
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
General and Administrative. General and administrative expenses consist primarily of personnel costs (including salaries, share-based compensation, and benefits) for our executive, finance, legal, human resources, and other administrative employees. In addition, general and administrative expenses include fees for third-party professional services, including legal, accounting, and tax related services, other corporate expenses, and allocated shared costs.

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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$112,786	$80,717	$307,066	$223,376
Cost of revenue (1)	33,693	23,866	92,464	68,318
Gross profit	79,093	56,851	214,602	155,058
Operating expenses (1):
Research and development	29,358	22,953	84,512	66,683
Sales and marketing	56,778	43,899	156,707	119,421
General and administrative	21,398	16,212	59,502	48,149
Total operating expenses	107,534	83,064	300,721	234,253
Operating loss	(28,441)	(26,213)	(86,119)	(79,195)
Other income, net	619	681	1,345	745
Loss before provision for (benefit from) income taxes	(27,822)	(25,532)	(84,774)	(78,450)
Provision for (benefit from) income taxes	(133)	294	(786)	800
Net loss	$(27,689)	$(25,826)	$(83,988)	$(79,250)
______________
(1) Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$2,408	$1,919	$6,668	$5,355
Research and development	7,776	7,172	22,273	20,548
Sales and marketing	6,716	6,657	18,362	17,780
General and administrative	5,619	4,247	15,502	12,654

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (2)	29.9	29.6	30.1	30.6
Gross profit	70.1	70.4	69.9	69.4
Operating expenses (2):
Research and development	26.0	28.4	27.5	29.9
Sales and marketing	50.3	54.4	51.0	53.5
General and administrative	19.0	20.1	19.4	21.6
Total operating expenses	95.3	102.9	97.9	105.0
Operating loss	(25.2)	(32.5)	(28.0)	(35.6)
Other income, net	0.5	0.8	0.4	0.3
Loss before provision for (benefit from) income taxes	(24.7)	(31.7)	(27.6)	(35.3)
Provision for (benefit from) income taxes	(0.1)	0.4	(0.3)	0.4
Net loss	(24.6)%	(32.1)%	(27.3)%	(35.7)%
______________
(2) Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	2.1%	2.4%	2.2%	2.4%
Research and development	6.9	8.9	7.3	9.2
Sales and marketing	6.0	8.2	6.0	8.0
General and administrative	5.0	5.3	5.0	5.7
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands, except percentages)
Revenue	$112,786	$80,717	40%	$307,066	$223,376	37%
Revenue increased $32.1 million, or 40%, in the three months ended September 30, 2017 compared to the same period in 2016. Of the total increase in revenue, $11.6 million, or 36%, was attributable to revenue from new customer accounts acquired from October 1, 2016 through September 30, 2017, net of churn and contraction, and $20.5 million, or 64%, was attributable to revenue from accounts existing on or before September 30, 2016, net of churn and contraction. Revenue increased $83.7 million, or 37%, in the nine months ended September 30, 2017 compared to the same period in 2016 due to the addition of new customer accounts and the continued expansion of existing customer accounts.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands, except percentages)
Cost of revenue	$33,693	$23,866	41%	$92,464	$68,318	35%
Gross margin	70.1%	70.4%		69.9%	69.4%
Cost of revenue increased $9.8 million, or 41%, and $24.1 million, or 35%, in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The overall increases were primarily due to increased data center costs of $3.7 million and $8.5 million, increased employee compensation-related costs of $2.9 million and $6.8 million, and increased third-party license fees of $1.1 million and $3.2 million for the three and nine months ended September 30, 2017, respectively. The increase in data center costs was driven by expenditures for third-party managed hosting services and increased depreciation expense from investments in our self-managed colocation data centers. The increase in employee compensation-related costs was driven by headcount growth. The increase in third-party license fees was driven by increased customer usage of certain product features. Further contributing to the overall increases was an increase in allocated shared facilities and information technology costs of $1.2 million and $3.0 million for the three and nine months ended September 30, 2017, respectively.
Our gross margin decreased by 0.3 percentage points in the three months ended September 30, 2017, compared to the same period in 2016, driven by increased hosting costs due to our continued investment in our hosting capabilities. Our gross margin increased by 0.5 percentage points in the nine months ended September 30, 2017, compared to the same period in 2016, driven by our ability to increase revenue with a more moderate increase in headcount.
Operating Expenses
Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands, except percentages)
Research and development	$29,358	$22,953	28%	$84,512	$66,683	27%
Research and development expenses increased $6.4 million, or 28%, and $17.8 million, or 27%, in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The overall increases were primarily due to increased employee compensation-related costs of $3.4 million and $9.8 million, driven by headcount growth, and increased outside services costs of $1.0 million and $1.4 million for the three and nine months ended September 30, 2017, respectively. The increase in outside services costs was primarily attributable to the adaptation of our hosting infrastructure. Further contributing to the overall increases was an increase in allocated shared costs of $1.2 million and $3.4 million for the three and nine months ended September 30, 2017, respectively.

Sales and Marketing Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands, except percentages)
Sales and marketing	$56,778	$43,899	29%	$156,707	$119,421	31%
Sales and marketing expenses increased $12.9 million, or 29%, and $37.3 million, or 31%, in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The overall increases were primarily due to increased employee compensation-related costs, including commissions, of $6.6 million and $16.5 million, driven by headcount growth, and an increase in marketing program costs of $1.4 million and $8.1 million for the three and nine months ended September 30, 2017, respectively. The increases in marketing program costs were primarily driven by increased advertising activities. Further contributing to the overall increases was an increase in allocated shared costs of $2.3 million and $5.8 million for the three and nine months ended September 30, 2017, respectively.
General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands, except percentages)
General and administrative	$21,398	$16,212	32%	$59,502	$48,149	24%
General and administrative expenses increased $5.2 million, or 32%, and $11.4 million, or 24%, in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The overall increases were primarily due to increased employee compensation-related costs of $3.6 million and $8.1 million, driven by headcount growth, and an increase in allocated shared costs of $0.9 million and $1.0 million for the three and nine months ended September 30, 2017, respectively.
Liquidity and Capital Resources
As of September 30, 2017, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $316.8 million, which were held for working capital purposes. Our cash equivalents and marketable securities are comprised of corporate bonds, U.S. treasury securities, asset-backed securities, commercial paper, money market funds, and agency securities.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$24,739	$3,994
Net cash used in investing activities	(53,216)	(170,232)
Net cash provided by financing activities	27,115	27,774
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
Operating Activities
Our largest source of operating cash inflows is cash collections from our customers. Our primary uses of cash from operating activities are for employee-related expenditures, marketing programs, hosting costs, and rent for office space.
Net cash provided by operating activities in the nine months ended September 30, 2017 was $24.7 million, reflecting our net loss of $84.0 million, adjusted by non-cash charges including share-based compensation expense of $62.8 million, depreciation and amortization of $24.3 million, and net changes in operating assets and liabilities of $21.3 million. The net changes in operating assets and liabilities were primarily attributable to an increase in deferred revenue of $31.4 million due to sales growth and the timing of customer billings, and an increase in accrued liabilities and accounts payable of $14.1 million due to overall growth in our business and timing of payments. These sources of cash flow were offset by an increase in accounts receivable of $15.0 million due to sales growth and the timing of customer billings and collections. Other uses of cash included an increase in prepaid expenses and other current assets of $5.1 million driven by a prepayment for third-party managed hosting services.
Net cash provided by operating activities in the nine months ended September 30, 2016 was $4.0 million, reflecting our net loss of $79.3 million, adjusted by non-cash charges including share-based compensation expense of $56.3 million, depreciation and amortization of $20.0 million, and net changes in operating assets and liabilities of $5.8 million. The net changes in operating assets and liabilities were primarily attributable to an increase in deferred revenue of $25.6 million due to sales growth and the timing of customer billings, and an increase in accrued liabilities, including accrued compensation of $3.5 million due to timing of payments. These sources of cash flow were offset by an increase in accounts receivable of $11.8 million due to sales growth and the timing of customer billings and collections. Other uses of cash included an increase in prepaid expenses and other current assets of $7.4 million.
Investing Activities
Net cash used in investing activities in the nine months ended September 30, 2017 of $53.2 million was primarily attributable to purchases of marketable securities of $18.2 million, net of sales and maturities, cash paid for the acquisition of Outbound, net of cash acquired, of $16.5 million, purchases of property and equipment of $13.3 million, primarily associated with hosting equipment to maintain our self-managed colocation data centers and newly leased office facilities, and capitalized internal-use software costs of $5.2 million related to the development of additional features and functionality for our products.
Net cash used in investing activities in the nine months ended September 30, 2016 of $170.2 million was primarily attributable to purchases of marketable securities of $153.4 million, net of sales and maturities, purchases of property and equipment of $12.5 million primarily associated with newly leased office facilities and hosting equipment to maintain our self-managed colocation data centers, and capitalized internal-use software costs of $4.3 million related to the development of additional features and functionality for our products.
Financing Activities
Net cash provided by financing activities in the nine months ended September 30, 2017 of $27.1 million was primarily attributable to proceeds from the exercise of employee stock options of $18.6 million and proceeds from our employee stock purchase plan of $11.0 million, partially offset by payments for withholding taxes related to net share settlement of RSUs of $2.4 million.
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
There have been no other significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2017 as compared to the critical accounting policies and estimates disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K filed with the SEC on February 27, 2017.
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

Off-Balance Sheet Arrangements
Through September 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Rate Risk
We have foreign operations and conduct transactions in foreign currencies, primarily the British Pound Sterling, Euro, Australian Dollar, Danish Krone, Singapore Dollar, Japanese Yen, Philippine Peso, and Brazilian Real. While we primarily transact with customers in the U.S. dollar, we also transact in foreign currencies for subscriptions to our products and expect to continue to expand the number of customers that are billed in foreign currencies. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. dollar for all international subsidiaries. Changes in the value of foreign currencies relative to the U.S. dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows.
We operate a hedging program to mitigate the impact of foreign currency fluctuations on our cash flows and earnings. For additional information, see Note 3 of the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest Rate Sensitivity
We had cash, cash equivalents, and marketable securities totaling $316.8 million at September 30, 2017, of which $242.1 million was invested in corporate bonds, U.S. treasury securities, asset-backed securities, commercial paper, money market funds, and agency securities. The cash and cash equivalents are held for working capital purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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
As of September 30, 2017, an immediate increase of 100-basis points in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $1.8 million. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity or declines in fair value are determined to be other than temporary.
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
We have incurred net losses in each year since our inception, including net losses of $27.7 million and $25.8 million in the three months ended September 30, 2017 and 2016, respectively, and $84.0 million and $79.3 million in the nine months ended September 30, 2017 and 2016, respectively. We had an accumulated deficit of $403.9 million as of September 30, 2017. For the three months ended September 30, 2017 and 2016, our revenue was $112.8 million and $80.7 million, respectively, representing a 40% growth rate. For the nine months ended September 30, 2017 and 2016, our revenue was $307.1 million and $223.4 million, respectively, representing a 37% growth rate. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

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
We face competition from in-house software systems, large integrated systems vendors, and smaller companies offering alternative SaaS applications. Our competitors vary in size and in the breadth and scope of the products and services they offer. For larger organizations, we compete with customer software systems and large enterprise software vendors such as salesforce.com, Inc., Oracle Corporation, Microsoft Corporation, and ServiceNow, Inc., each of which can bundle competing products and services with other software offerings, or offer them at a low price as part of a larger sale. In addition, we compete with a number of other SaaS providers with focused applications competitive to one or more of our products, including applications developed by Freshdesk, Inc. and desk.com (a salesforce.com service) that compete with Support.  Further, other established SaaS providers not currently focused on the functionality that our products provide may expand their services to compete with us. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Additionally, some existing and potential customers, particularly large organizations, have elected, and may in the future elect, to develop their own internal customer support software system. Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult for us to compete with them. For all of these reasons, we may not be able to compete successfully against our current and future competitors or retain existing customers, which would harm our business.

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
We have experienced and may continue to experience rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from approximately 1,540 employees as of September 30, 2016 to approximately 1,970 employees as of September 30, 2017. In addition, we have established subsidiaries in Denmark, the United Kingdom, Australia, Ireland, Japan, the Philippines, Brazil, Germany, India, and Mexico since our inception in 2007, and, as a result of acquisitions, we also have subsidiaries in Singapore and France. We expect to continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of customers, end users, transactions, and data that our products support. Finally, our organizational structure is becoming more complex and we may need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures, to manage this complexity. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, simplicity in design, and attention to customer satisfaction that has been critical to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
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
Increasing our customer base and achieving broader market acceptance of our products will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain certain of our new customers, including larger organizations. We plan to continue to expand our direct sales force both domestically and internationally to increase our sales capacity. During the twelve months ended September 30, 2017, our sales and marketing organization increased by approximately 150 employees to approximately 620 employees. There is significant competition for experienced sales and marketing professionals with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales and marketing professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Our recent hires and planned hires may not become as productive as we anticipate as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. We cannot predict whether, or to what extent, our sales will increase as we expand our sales and marketing functions or how long it will take for new personnel to become productive. Our business will be harmed if our sales and marketing efforts do not generate a significant increase in revenue.

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
In each of the three and nine months ended September 30, 2017 and 2016, we derived 47% and 46% of our revenue from customers located outside of the United States, respectively. We are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and product support operations in certain countries across North America, Europe, Australia, Asia, and South America. Our sales organization outside the United States is substantially smaller than our sales organization in the United States and to date a very limited portion of our sales has been driven by resellers or other channel partners. We believe our ability to convince new customers to subscribe to our products or to convince existing customers to renew or expand their use of our products is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.
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

Our ongoing and planned expenditures on third-party managed hosting services and investments in self-managed colocation data centers are expensive and complex, have resulted, and will result, in a negative impact on our cash flows, and may negatively impact our financial results.
We have made and will continue to make substantial expenditures for third-party managed hosting services and investments in our self-managed colocation data centers to support our growth and provide enhanced levels of service to our customers. We recently decreased the amount of capital expenditures on hosting equipment for use in our self-managed colocation data centers as we transition to greater dependence on third-party managed hosting services, but expect to continue to incur significant expense to operate and maintain our self-managed colocation data centers. We employ a hybrid hosting model in which we utilize managed hosting services, where a third party manages most aspects of our hosting operations, and self-managed colocation data centers, where we have more direct control over the hosting infrastructure and its operation. This has and may continue to have a negative impact on our cash flows and gross profit. If costs associated with third-party managed hosting services utilized to support our growth are greater than expected or if we are required to make larger investments in our self-managed colocation data centers than we anticipated, the negative impact on our operating results would likely exceed our initial expectations. Furthermore, if we determine to no longer utilize our self-managed colocation data centers, we may be forced to accelerate expense recognition as a result of the shorter estimated life of such assets.
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
We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of personally identifiable information, or PII, by U.S. companies doing business in Europe from the European Economic Area to the U.S. As a result of an opinion of the European Union Court of Justice regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S.-EU Safe Harbor Framework is no longer deemed to be a valid method to ensure compliance with restrictions set forth in the Data Protection Directive and data protection legislation of individual member states restricting the transfer of data outside of the European Economic Area. In July 2016, the European Commission adopted a new framework, the EU-U.S. Privacy Shield, to replace the U.S.-EU Safe Harbor Framework. In addition to our November 2016 self-certification with the U.S. Department of Commerce under the EU-U.S. Privacy Shield, we have engaged in, and expect to continue to engage in, other efforts to ensure that data transfers from the European Economic Area comply with the Data Protection Directive, the data protection legislation of individual member states, and, following its effectiveness in 2018, the European General Data Protection Regulation. These efforts may be deemed unacceptable by the data protection authorities of individual member states or by current or prospective customers. Failure to comply with data protection regulations may result in data protection authorities and other privacy regimes imposing additional obligations to obtain consent from data subjects by or on behalf of our customers. Additionally, the inability to guarantee compliance or otherwise provide acceptable privacy assurances may inhibit the sale and use of our software in the European Union and certain other markets, which could, were it to occur, harm our business and operating results.
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
We do not collect sales and use, value added, or similar taxes in all jurisdictions in which we have sales, based on our understanding that such taxes are not applicable. Sales and use, value added, and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties, and interest, or future requirements, may adversely affect our results of operations.

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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2017, we had a net balance of $67.8 million of goodwill and intangible assets related to prior acquisitions. An adverse change in market conditions, particularly a change resulting in a significant decrease in our share price, or if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
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
As of September 30, 2017, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 42.1% of our outstanding common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to exert significant influence in matters requiring stockholder approval. For example, these stockholders may be able to exert significant influence in elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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

EXHIBIT
INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Fifth Amendment to Lease between the Registrant and ASB 989 Market, LLC, dated as of August 2, 2017.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Zendesk, Inc.
Date: November 3, 2017	By:	/s/ Elena Gomez
Elena Gomez
Chief Financial Officer (Principal Financial and Accounting Officer)