Form 10-K
period 2017-12-31
Zendesk, Inc.
filed 2018-02-22
CIK 1463172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.01 Per Share; Common Stock traded on the New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  x NO  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐ NO  x
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  x  NO  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  x  NO   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	x	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐  NO  x
The aggregate market value of common stock held by non-affiliates of the Registrant, computed by reference to the price at which the common stock was last sold on June 30, 2017, the last business day of the Registrant's most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $1.8 billion. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the Registrant for any other purpose.
The number of shares of the Registrant’s Common Stock outstanding as of January 31, 2018 was 103,381,373.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2017. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

PART I
Item 1. Business.

Overview

As the rise of new communication channels and ubiquitous access to information have made customer relationships increasingly complex, we believe that expanding beyond customer service to address customer journeys more broadly matters more than ever. Customers have individual channel preferences, and they want to be recognized across any and all channels they choose. To address these trends, organizations ranging from the smallest startups to the largest businesses must deliver the best omnichannel customer experience possible, from creating a more unified customer experience to simplifying the buying experience across products.

The Zendesk product family is purpose-built to unify disparate channels and departments and to simplify the process of providing great customer service, whether that is through self-service, a phone call, live chat, messaging, or a simple email. Our product family is built upon a modern architecture that enables us and our customers to rapidly innovate, adapt our technology in novel ways, and easily integrate with other products and applications. With our origins in customer service, we have evolved our offerings over time to help even the largest organizations understand their customers, improve communications across all channels, and engage where and when it’s needed most.

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

The Zendesk Approach

We believe that building software for the customer journey first requires an approach to both product design and delivery that is unified, unique, and innovative. As software continues to evolve to become central to the customer experience, we strive to design products which are proactive, contextual, and integrated by design. We believe in developing products that serve organizations of all sizes and across all industries. Our focus on these core principles has led us to design a family of products that share the following characteristics:

•
A unified omnichannel experience: Through our innovative products we seek to be channel agnostic, allowing even the largest organizations to transform how they engage with customers regardless of how and when those customers want to communicate. As we expand the reach of our technology, we recognize the critical importance of having our products work cohesively together. All of our products share a common interface and we are continuing to invest significantly in supporting our product family on a shared services platform.

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

•
Making analytics and data science accessible: We are committed to enabling organizations to better understand their customers through powerful analytics that unify the data across our product family and connect easily to outside data sources. We believe in our continued investment in building machine learning and artificial intelligence into the fabric of our products, empowering organizations to harness the power of data science and be more efficient, informed, and proactive with their customers.

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

•
Pay as you go: We offer our customers a wide variety of subscription plans for our products and flexible payment options that enable them to buy those products and with different agent levels without being locked-in. Each of our products has subscription plans that can be purchased online and deployed and modified without the need to engage sales or enablement professionals.

Growth Strategy

Zendesk was founded with a mission to help organizations build better relationships with their customers. We have continued to pursue that mission by focusing on building and delivering software for relationships first. We believe our future growth will be a natural extension of that mission, focusing on the following key growth drivers:

•
Building out an expansive and cohesive product family: Through our original product, Zendesk Support, we began to democratize customer service for organizations large and small, helping to reveal the opportunities that simplifying and improving customer experiences could provide. Our research and development efforts are highly focused on building on this success and expanding our product family to serve other aspects of the customer relationship. These will involve extending into areas of the customer experience beyond traditional customer support to help organizations better understand customer behavior and support proactive and predictive engagement. The extension of our product family will be supported by a continually evolving shared services platform that seeks to provide a unified view of the customer and unlock the possibilities of a truly seamless experience for organizations and their customers.

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

•
Expanding our markets: We have been built on the premise that our products should be easy to discover, deploy, and purchase so that any organization, from startup to large enterprise, can realize its value. That principle of democratizing software has developed into a highly efficient business model represented by short sales cycles, significant expansion within customer accounts, and organic growth through promotion by our customers. This model has enabled us to build a compelling brand and leadership position among both small-to-medium sized organizations and larger enterprises for which our ease of use, quick return on investment, and flexible pricing are important differentiators. Ultimately, we believe in closely working with a growing number of forward-thinking enterprises to implement this democratized approach and more broadly transform their customer experience across a broad range of potential use cases.

Zendesk has always served a global market and, for the year ended December 31, 2017, we generated 47% of our revenue outside of the United States. We will continue to expand our global footprint, particularly in those markets where we have demonstrated significant customer traction with our democratized approach or which represent particularly strategic opportunities.

The Zendesk Family of Products and Developer Platform

The Zendesk family of products is built to work together to help organizations understand and improve customer relationships. Zendesk products share a common interface and are being developed to support a shared services infrastructure and common customer data platform.

Zendesk’s products are developed using agile software techniques, and are designed to quickly incorporate and innovate on customer feedback obtained through extensive Early Access Programs, or EAPs. This approach allows us to share our newest technology with customers, and quickly adapt our products to address customer needs.

Our current family of products includes:

•
Zendesk Support, the flagship product in our family, is a beautifully simple system for tracking, prioritizing, and solving customer support tickets across multiple channels, bringing customer information and interactions into one place.

•
Zendesk Chat is live chat software that provides a fast and responsive way to connect with customers in the moment, on websites, in applications, and on mobile devices. Zendesk Message, available through Zendesk Chat, is customer messaging software that helps companies engage customers on their favorite messaging apps.

•
Zendesk Talk is cloud-based call center software for more personal and productive phone and SMS support conversations and enables organizations to provide phone support from the same platform they use to manage all other support channels.

•
Zendesk Guide is a knowledge base that powers both customer self-service and support agent productivity through content that is created and organized by companies. Guide content is available via self-service website, accessible through APIs on websites, in apps and mobile devices, and surfaced to agents within Zendesk Support and Zendesk Chat. Additionally, Answer Bot is a feature within Guide which uses machine learning to automatically answer customers’ questions by suggesting content from the Guide knowledge base.

•
Zendesk Explore, currently available through an EAP, powers analytics and unifies data for Zendesk’s products and a vast number of third-party sources. It makes customer data accessible across an organization, so organizations can measure and understand the entire customer experience.

Zendesk’s developer platform allows organizations to extend the functionality of our family of products, integrate into internal and third-party systems, and customize the experience for their employees and customers. Key components of Zendesk’s developer platform include:

•	Zendesk Embeddables, a combination of our APIs, Web Widget, and Mobile SDKs, allow developers to embed Zendesk Support, Chat, and Guide experiences natively on the web and within mobile applications.

•	Zendesk APIs are extensible and built on open standards, allowing users to build custom integrations and interact with Zendesk data using over 400 different API endpoints.

•
Zendesk Apps enable organizations to customize Zendesk product interfaces and optimize workflow through powerful plug-ins. Our customers can build custom apps or select from over 640 pre-built apps on the Zendesk App Marketplace.

Technology

We employ a modern technology architecture in which our products are built upon a set of core APIs that enable rapid innovation and deep integration. The technology infrastructure used for the Zendesk family of products is designed to provide a highly available and scalable cloud-based platform with industry-standard security measures. The architecture and deployment of our software are described and guided by the following key characteristics:

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

Part of our evolving operations strategy is the continued refinement of our hosting infrastructure to optimize for reliability, performance, and cost. We provide our services through a combination of cloud infrastructure providers such as Amazon Web Services (AWS) and Google Cloud Platform and co-located managed data centers.

Customers

As of December 31, 2017, we had an aggregate of approximately 118,900 paid customer accounts using our family of products. This includes approximately 64,100 customer accounts for paid subscription plans for Zendesk Support (other than our legacy Starter plan) and approximately 47,000 customer accounts for paid subscription plans of Zendesk Chat. In addition, we had approximately 7,800 paid customer accounts on our other products, collectively, as of December 31, 2017.

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

Our customers are located in over 160 countries and territories and represent organizations across a broad array of sizes, industries, and geographies.

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

As of December 31, 2017, we had approximately 530 employees in our research and development organization. Our research and development expenses were $115.3 million, $91.1 million, and $62.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Sales and Marketing

Subscriptions to our products are designed to be easy to purchase. A substantial number of our customers subscribe to our products with limited or no direct interaction with our sales team.

We also deploy a direct sales approach, which includes a sales team based in four regional hubs: North America, LATAM (Latin America), EMEA (Europe, Middle East, and Africa), and APAC (Asia-Pacific). This team manages prospective and current customers, aiming to initiate, retain, and expand their use of our family of products over time, and is responsible for driving expansions and renewals of existing contracts. Our sales team also partners with sales and product engineers to provide pre-sales technical support to prospective customers.

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

As of December 31, 2017, we had approximately 660 employees in our sales and marketing organizations. Our sales and marketing expenses were $220.7 million, $167.0 million, and $114.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Product Support, Customer Success, and Professional Services

We strive to exemplify the great customer service that organizations of all sizes can provide with our products by offering multi-channel service from our product support team, a rich self-help knowledge base with detailed product guides, and active community forums for agents, managers, and developers.

We offer different levels of product support based upon the subscription plans purchased by our customers. Regardless of the plan purchased, our products provide a unified intuitive interface, connectivity to our self-help knowledge base and community forums, and step-by-step tutorials to help users learn, use, and deploy our products effectively.

We additionally offer a variety of customer success initiatives aimed to address customer needs with varying levels of complexity, from our small business customers to even our largest enterprise customers. These initiatives are designed to ensure that our customers are best equipped to meet their business goals and to realize the full value of the implementation of our products.

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

Competition

There are a number of established and emerging competitors in the broad market of customer engagement software. This market is fragmented, rapidly evolving, and highly competitive, with relatively low barriers to entry in some segments. We consider the principal competitive differentiators in our market to include:

•	Ease-of-deployment and use;

•	Time to value realization;

•	Enablement of customer communications across channels;

•	Availability of self-service options;

•	Data analytics and performance recommendations;

•	Mobile and multi-device capabilities;

•	Proactive outreach tools;

•	Customization and integration with third-party applications;

•	Brand recognition and thought leadership; and

•	Total cost of ownership for the customer (including software updates, ongoing maintenance, and consulting and system integration fees).

While we believe that we successfully compete with respect to these dynamics, given the large number, disparate sizes, and varying areas of focus of other companies with which we compete in the provision of customer engagement software, we may not always compare favorably with respect to some or all of the foregoing factors.

For small to medium-sized organizations, we often compete with general use computer applications and other tools that organizations have adapted for managing relationships with their customers, including shared accounts for email communication, phone banks for voice communication, and pen and paper, text editors, and spreadsheets for tracking and management. For larger organizations, we compete with custom software systems and large enterprise software vendors, including salesforce.com, Inc., Oracle Corporation, Microsoft Corporation, and ServiceNow, Inc. In addition, we compete with a number of other SaaS providers with focused applications competitive to one or more of our products, including applications developed by Freshworks, Inc. and desk.com (a salesforce.com service) that compete with Zendesk Support. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our family of products to achieve or maintain more widespread market acceptance, any of which could harm our business.

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

We have developed a patent program, and a strategy to identify, apply for, and secure patents for innovative aspects of our platform and technology. We have two issued U.S. patents and ten U.S. patent applications pending. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost-effective.

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

We believe strongly in our obligation to participate in and improve the communities in which we work and live. We do this by offering an active roster of corporate social responsibility engagements. In 2015, we launched the Zendesk Neighbor Foundation, a nonprofit organization dedicated to providing financial and strategic support to organizations that operate near our offices around the world. We have committed to provide a $1 donation to the Zendesk Neighbor Foundation for every new agent added during their first year of a new paid subscription plan on either Zendesk Support or Chat. In addition to our extensive volunteer efforts, we have continued to offer workforce development and training, financial support for critical community programs, and promotion of local arts and culture, with the communities in which our offices are located and our employees live and work.

As of December 31, 2017, we had approximately 2,060 employees, including approximately 940 employees located outside the United States. Although we have statutory employee representation obligations in certain countries, our U.S. employees are not represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

We are subject to data privacy and security regulation by data protection authorities in countries throughout the world, by the U.S. federal government, and by the states in which we conduct our business. In recent years, there have been a number of well-publicized data breaches involving the improper use and disclosure of personal information of individuals. Many governing authorities have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and public officials or amending existing laws to expand compliance obligations. In the European Union, U.S. companies must meet specified privacy and security standards, such as the Directive 95/46/EC, or the Directive, and, upon its effectiveness in May 2018, the European General Data Protection Regulation, or the GDPR, which govern the protection of individuals with regard to the processing of personally identifiable information, or PII, and on the free movement of such data established in the European Union to certain non-EU countries, such as the United States. Additionally, the data protection laws of each of the European Member countries require comprehensive information privacy and security protections for consumers with respect to PII collected about them. In February 2016, European Union and U.S. officials announced an agreement, the EU-U.S. Privacy Shield, or the Privacy Shield, as a means for legitimating the transfer of PII by U.S. companies doing business in Europe from the European Economic Area to the U.S. We have certified compliance with the Privacy Shield. In June 2017, we announced that we completed the EU approval process for our global Binding Corporate Rules ("BCRs") as a data processor and controller. This significant regulatory approval validated our implementation of the highest possible standards for protecting PII globally, covering both the PII of our customers and employees. We have and expect to continue to engage in efforts to ensure that data transfers from the European Economic Area comply with the Directive, the GDPR, the Privacy Shield, our BCRs, and the data protection legislation of individual member states.

Geographic Information

For a description of our revenue and long-lived assets by geographic location, see Note 11 of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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
We derive, and expect to continue to derive, substantially all of our revenue and cash flows from sales of subscriptions to Zendesk Support. As such, the market acceptance of this product is critical to our success. Demand for our products, including Support, is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our products by customers for existing and new use cases, the timing of development and release of new products, features, and functionality introduced by our competitors, technological change, and growth or contraction in our addressable market. We expect that an increasing focus on the customer experience and the growth of various communications channels will profoundly impact the market for customer support software and blur distinctions between traditionally separate systems for customer support, marketing automation, and customer relationship management, enabling new competitors to emerge. If we are unable to meet customer demands to improve relationships between organizations and their customers through products designed to address all these needs or otherwise achieve more widespread market acceptance of our products, including Support, our business, results of operations, financial condition, and growth prospects will be adversely affected.

We have a history of losses and we expect our revenue growth rate to decline. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain our profitability.
We have incurred net losses in each year since our inception, including net losses of $26.6 million and $24.5 million in the three months ended December 31, 2017 and 2016, respectively, and net losses of $110.6 million and $103.8 million for the fiscal years ended December 31, 2017 and 2016, respectively. We had an accumulated deficit of $430.6 million as of December 31, 2017. For the three months ended December 31, 2017 and 2016, our revenue was $123.4 million and $88.6 million, respectively, representing a 39% growth rate. For the fiscal years ended December 31, 2017 and 2016, our revenue was $430.5 million and $312.0 million, respectively, representing a 38% growth rate. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

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
We have a limited operating history, which makes it difficult to predict future operating results.
We were incorporated and launched our first product in 2007. As a result of our limited operating history, our ability to accurately forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth has been inconsistent, and should not be considered indicative of our future performance. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change due to changes in our markets, or if we do not address these risks and uncertainties successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.
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

We face competition from in-house software systems, large integrated systems vendors, and smaller companies offering alternative SaaS applications. Our competitors vary in size and in the breadth and scope of the products and services they offer. For larger organizations, we compete with customer software systems and large enterprise software vendors such as salesforce.com, Inc., Oracle Corporation, Microsoft Corporation and ServiceNow, Inc., each of which can bundle competing products and services with other software offerings, or offer them at a low price as part of a larger sale. In addition, we compete with a number of other SaaS providers with focused applications competitive to one or more of our products, including applications developed by Freshworks, Inc. and desk.com (a salesforce.com service) that compete with Support. Further, other established SaaS providers not currently focused on the functionality that our products provide may expand their services to compete with us. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Additionally, some existing and potential customers, particularly large organizations, have elected, and may in the future elect, to develop their own internal customer support software system. Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult for us to compete with them. For all of these reasons, we may not be able to compete successfully against our current and future competitors or retain existing customers, which would harm our business.

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
Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our products and to introduce new products and services. In order to grow our business, we must research and develop products and services that reflect the changing nature of customer service, and expand beyond customer service to other areas of improving relationships between organizations and their customers. In fiscal years ending 2017 and 2016, our research and development expenses were 27% and 29% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our operating results may be harmed and we may not realize the expected benefits of our strategy.
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
We generally charge our customers for their use of our products based on the number of users they enable as “agents” to provide customer service under their customer account, as well as the features and functionality enabled. The features and functionality we provide within our products enable our customers to promote customer self-service and otherwise efficiently and cost-effectively address product support requests without the need for substantial human interaction. As a result of these features, customer agent staffing requirements may be minimized and our revenue may be adversely impacted. Additionally, we generally require a separate subscription to enable the functionality of each of our products. We do not know whether our current or potential customers or the market in general will accept this pricing model going forward and, if it fails to gain acceptance, our business and results of operations could be harmed.
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
We have limited experience with respect to determining the optimal prices for our products and, as a result, we have in the past and expect in the future that we will need to change our pricing model from time to time. As the market for our products matures, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically. Pricing decisions may also impact the mix of adoption among our subscription plans and negatively impact our overall revenue. Moreover, larger organizations may demand substantial price concessions. As a result, in the future we may be required to reduce our prices or develop new pricing models, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.

If we fail to effectively manage our growth and organizational change in a manner that preserves the key aspects of our culture, our business and operating results could be harmed.
We have experienced and may continue to experience rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from approximately 1,630 employees as of December 31, 2016 to approximately 2,060 employees as of December 31, 2017. In addition, we have established subsidiaries in Denmark, the United Kingdom, Australia, Ireland, Japan, the Philippines, Brazil, Germany, India, and Mexico since our inception in 2007, and, as a result of acquisitions, we also have subsidiaries in Singapore and France. We may continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of customers, end users, transactions, and data that our products support. Finally, our organizational structure is becoming more complex and we may need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures, to manage this complexity. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, simplicity in design, and attention to customer satisfaction that has been critical to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
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

Any failure to offer high-quality product support or customer success initiatives may adversely affect our relationships with our customers and our financial results.
In deploying and using our products, our customers depend on our product support team and customer success organization to resolve complex technical and operational issues. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for product support. We also may be unable to modify the nature, scope, and delivery of our product support to compete with changes in product support services provided by our competitors. Increased customer demand for product support, without corresponding revenue, could increase costs and adversely affect our operating results. Additionally, we may be unable to develop our customer success organization to continue to support the increasing level of complexity that larger enterprise customers require while maintaining the same level of engagement across all customers.
Our sales are highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality product support, or a market perception that we do not maintain high-quality product support, or maintain a high-complexity customer success organization, could adversely affect our reputation, our ability to sell our products to existing and prospective customers, and our business, operating results, and financial position.
We depend on our executive officers and other key employees and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could adversely affect our business.
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team and on individual contributors in the areas of research and development, operations, security, sales, marketing, support, and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business.
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
We are dependent upon our marketing strategy of offering free trials of our products and other inbound lead generation strategies to generate sales opportunities. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. Many early users never convert from the trial version of a product to a paid version of such product. Further, we often depend on individuals within an organization who initiate the trial versions of our products being able to convince decision makers within their organization to convert to a paid version. Many of these organizations have complex and multi-layered purchasing requirements. To the extent that these users do not become, or are unable to convince others to become, paying customers, we will not realize the intended benefits of this marketing strategy and our ability to grow our revenue will be adversely affected.

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
Increasing our customer base and achieving broader market acceptance of our products will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain certain of our new customers, including larger organizations. We plan to continue to expand our direct sales force both domestically and internationally to increase our sales capacity. During the twelve months ended December 31, 2017, our sales and marketing organization increased by approximately 180 employees to approximately 660 employees. There is significant competition for experienced sales and marketing professionals with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales and marketing professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Our recent hires and planned hires may not become as productive as we anticipate as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. We cannot predict whether, or to what extent, our sales will increase as we expand our sales and marketing functions or how long it will take for new personnel to become productive. Our business will be harmed if our sales and marketing efforts do not generate a significant increase in revenue.
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
Our quarterly financial results may fluctuate as a result of a variety of other factors, many of which are outside of our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our common stock could decline substantially. Some of the important factors that may cause our revenue, operating results, and cash flows to fluctuate from quarter to quarter include:

•	our ability to attract new customers, retain and increase sales to existing customers, and satisfy our customers’ requirements;

•	the number of new employees added to our company in a given period;

•	the rate of expansion and productivity of our sales force;

•	changes in our or our competitors’ pricing policies;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	new products, features, or functionalities introduced by our competitors;

•	increasing efforts by our customers to develop native applications as a substitute for our own;

•	significant security breaches, technical difficulties, or service interruptions to our products;

•	the timing of customer payments and payment defaults by customers;

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
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for business software applications and services generally and for customer service systems in particular. In addition, our revenue is dependent on the number of users of our products, which in turn is influenced by the employment and hiring patterns of our customers. To the extent that weak economic conditions cause our customers and prospective customers to freeze or reduce their hiring for personnel providing service and support, demand for our products may be negatively affected. Historically, during economic downturns there have been reductions in spending on information technology and customer service systems as well as pressure for extended billing terms and other financial concessions. If economic conditions deteriorate, our customers and prospective customers may elect to decrease their information technology and customer service budgets, which would limit our ability to grow our business and negatively affect our operating results.

If we are unable to develop and maintain successful relationships with channel partners, our business, operating results, and financial condition could be adversely affected.
To date, we have been primarily dependent on our direct sales force to sell subscriptions to our products. Although we have developed certain channel partners, such as referral partners, resellers, and integration partners, these channels have resulted in limited revenue to date. We believe identifying, developing, and maintaining strategic relationships with additional channel partners are important to driving revenue growth for our company and will continue to dedicate resources to those efforts. Our agreements with our existing channel partners are non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with ours. They may also cease marketing our products with limited or no notice and with little or no penalty. We expect that any additional channel partners we identify and develop will be similarly non-exclusive and not bound by any requirement to continue to market our products. If we fail to identify additional channel partners, in a timely and cost-effective manner, or at all, or are unable to assist our current and future channel partners in independently selling and deploying our products, our business, results of operations, and financial condition could be adversely affected. Additionally, customer retention and expansion attributable to customers acquired through our channel partners may differ significantly from customers acquired through our direct sales efforts. If our channel partners do not effectively market and sell our products, or fail to meet the needs of our customers, our reputation and ability to grow our business may also be adversely affected.
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
We believe that maintaining and enhancing our reputation as a differentiated and category-defining company in customer service is critical to our relationships with our existing customers and to our ability to attract new customers. The successful promotion of our brand attributes will depend on a number of factors, including our marketing efforts, our ability to continue to develop high-quality software, and our ability to successfully differentiate our products from competitive products and services. We are highly dependent upon “consumer” tactics, including an emphasis on simplicity and a sense of humor in our advertising, to build our brand and develop brand loyalty. Additionally, we will continue to spend significant energy to develop branding to retain and increase brand recognition with our customers who are larger enterprises. We do not have sufficient history to know if any of our brand promotion activities will ultimately be successful or yield increased revenue relative to traditional enterprise software marketing strategies. In addition, independent industry analysts often provide reviews of our products, as well as products and services offered by our competitors, and perception of our products in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and services, our brand may be adversely affected. It may also be difficult to maintain and enhance our brand, specifically following the launch of our updated corporate brand, in connection with sales through channel or strategic partners.
The promotion of our brand requires us to make substantial expenditures, and we anticipate that these expenditures will continue to increase, as our market becomes more competitive, as we expand into new markets, and as more sales are generated through our channel partners. To the extent that these activities yield increased revenue, this revenue may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand, our business may not grow, we may have reduced pricing power relative to competitors, and we could lose customers or fail to attract potential customers, all of which would adversely affect our business, results of operations, and financial condition.
Our international sales and operations subject us to additional risks that can adversely affect our business, operating results, and financial condition.
In the three months and fiscal years ended December 31, 2017 and 2016, we derived 47% and 46% of our revenue from customers located outside of the United States, respectively. We are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and product support operations in certain countries across North America, Europe, Australia, Asia, and South America. To date a very limited portion of our sales has been driven by resellers or other channel partners. We believe our ability to convince new customers to subscribe to our products or to convince existing customers to renew or expand their use of our products is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.

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

•	fluctuations in foreign currency exchange rates and the related effect on our operating results;

•	difficulties in repatriating or transferring funds from or converting currencies in certain countries;

•	communication and integration problems related to entering new markets with different languages, cultures, and political systems;

•	differing labor standards, including restrictions related to, and the increased cost of, terminating employees in some countries;

•	the need for localized software and licensing programs;

•	the need for localized language support;

•	reduced protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; and

•	compliance with the laws of numerous foreign tax jurisdictions, including withholding obligations, and overlapping of different tax regimes.

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
If we are found to be in violation of U.S. sanctions or export controls laws, it could result in fines or penalties for us and for individuals, including civil penalties of approximately $300,000 or twice the value of the transaction, whichever is greater, per violation, and in the event of conviction for a criminal violation, fines of up to $1 million and possible incarceration for responsible employees and managers for willful and knowing violations. Each instance in which we provide services through our products or in which unlicensed encryption functionality software is downloaded may constitute a separate violation of these laws.
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
We have experienced, and expect to continue to experience in the future, seasonality in our business, and our operating results and financial condition may be affected by such trends in the future. We generally experience seasonal fluctuations in demand for our products and services, and believe that our quarterly sales are affected by industry buying patterns. For example, we typically have customers who add flexible agents when they need more capacity during busy periods, especially in the fourth quarter, and then subsequently scale back in the first quarter of the following year. We believe that the seasonal trends that we have experienced in the past may continue for the foreseeable future, particularly as we expand our sales to larger enterprises. Additionally, since a large percentage of our subscriptions are monthly, customers are able to increase and decrease the number of authorized agents for whom they require a subscription quickly and easily, thereby potentially increasing the impact of seasonality on our revenue. Seasonality within our business may be reflected to a much lesser extent, and sometimes may not be immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of our agreement. To the extent we experience this seasonality, it may cause fluctuations in our operating results and financial metrics, and make forecasting our future operating results and financial metrics difficult. Additionally, we do not have sufficient experience in selling certain of our products to determine if demand for these services are or will be subject to material seasonality.
Our ongoing and planned expenditures on third-party managed hosting services, investments in self-managed colocation data centers, and expenditures on transitioning our services and customers fully to third-party managed hosting services, are expensive and complex, have resulted, and will result, in a negative impact on our cash flows, and may negatively impact our financial results.
We have made and will continue to make substantial expenditures for third-party managed hosting services and investments in our self-managed colocation data centers to support our growth and provide enhanced levels of service to our customers. We recently decreased the amount of capital expenditures on hosting equipment for use in our self-managed colocation data centers as we transition to greater dependence on third-party managed hosting services, but expect to continue to incur significant expense to operate and maintain our self-managed colocation data centers. We have employed a hybrid hosting model in which we utilize managed hosting services, where a third party manages most aspects of our hosting operations, and self-managed colocation data centers, where we have more direct control over the hosting infrastructure and its operation. This has and may continue to have a negative impact on our cash flows and gross profit. If costs associated with third-party managed hosting services utilized to support our growth are greater than expected or if we are required to make larger investments in our self-managed colocation data centers than we anticipated, the negative impact on our operating results would likely exceed our initial expectations. Furthermore, if we determine to no longer utilize our self-managed colocation data centers, we may be forced to accelerate expense recognition as a result of the shorter estimated life of such assets.
We plan to continue to invest significant resources in connection with transitioning our customers and services infrastructure to third-party managed hosting services and may encounter obstacles in completing the transition. Given that we will increasingly become more reliant on third-party managed hosting services, any significant disruption of or interference in our use of such services will negatively impact our operations and customer satisfaction. In addition, third-party managed hosting services may take actions beyond our control that could seriously harm our business, including:
•discontinuing or limiting our access to the service;

•	increasing price terms, including establishing more favorable relationships or pricing terms with one or more of our competitors;
•terminating or seeking to terminate the contractual relationship altogether; or

•	modifying or interpreting its terms of service or other policies in a manner that impacts our ability to run our businesses and operations.
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
Personal privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions where we offer our products. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state, and foreign government bodies and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use, and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and consumer protection agencies. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including the Directive, and data protection legislation of the individual member states subject to the Directive. In May 2018, the Directive will be replaced with the GDPR, which will impose additional obligations and risks upon our business. In many jurisdictions enforcement actions and consequences for non-compliance are also rising.
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
Because the interpretation and application of many privacy and data protection laws (including the GDPR), commercial frameworks, and standards are uncertain, it is possible that these laws, frameworks, and standards may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products. If so, in addition to the possibility of fines, lawsuits, breach of contract claims, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and security or data security laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business.
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
We currently operate a hedging program to mitigate the impact of foreign currency exchange rate fluctuations on our cash flows and earnings. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign currency exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments, which could adversely affect our financial condition and operating results.
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
Additionally, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The United States recently enacted significant tax reform, and certain provisions of the new law may potentially adversely affect us in the future. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition, or results of operations may be adversely impacted.
If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2017, we had a net balance of $67.0 million of goodwill and intangible assets related to prior acquisitions. An adverse change in market conditions, particularly a change resulting in a significant decrease in our share price, or if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2017, we had federal and state net operating loss carryforwards, or NOLs, of $464.5 million and $218.4 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, including in connection with our initial public offering or our follow-on public offering. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. In addition, under the Tax Cuts and Jobs Act, or the Tax Act, the amount of NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. There is a risk that due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.
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
We rely heavily on hosted SaaS applications from third parties in order to operate critical functions of our business, including billing and order management, enterprise resource planning, and financial accounting services. If these services become unavailable due to extended outages or interruptions, or because they are no longer available on commercially reasonable terms, our expenses could increase, our ability to manage finances could be interrupted and our processes for managing sales of our products and supporting our customers could be impaired until equivalent services, if available, are identified, obtained, and implemented, all of which could adversely affect our business.
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
Our corporate headquarters are located in San Francisco, California and we operate in or utilize hosting services that are located in North America, Europe, Asia and Australia. Key features and functionality of our products are enabled by third parties that are headquartered in California and operate in or utilize data centers in the United States and Europe. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted services, and sales activities. In the event of a major earthquake, hurricane, or catastrophic event such as fire, flood, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results.
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
As of December 31, 2017, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 41% of our outstanding common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to exert significant influence in matters requiring stockholder approval. For example, these stockholders may be able to exert significant influence in elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our corporate headquarters are located in San Francisco, California. We operate in San Francisco under four leases for approximately 72,900, 52,000, 34,900, and 18,000 square feet of space, respectively. These leases expire in August 2022, October 2023, October 2019, and January 2021, respectively.
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

	High	Low
Year ended December 31, 2016
First quarter	$26.28	$14.39
Second quarter	$28.00	$20.26
Third quarter	$31.88	$26.29
Fourth quarter	$31.16	$19.77
Year ended December 31, 2017
First quarter	$29.53	$21.43
Second quarter	$30.24	$24.49
Third quarter	$31.36	$25.09
Fourth quarter	$35.89	$28.81
Stock Performance Graph
The following stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
The following stock performance graph compares total stockholder returns for Zendesk, Inc. from May 15, 2014, the date of our initial public offering, through December 31, 2017, against the S&P 500 Index and the S&P 500 Composite/Software, assuming a $100 investment made on May 15, 2014. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown in the graph below is not necessarily indicative of future price performance.

Holders
As of December 31, 2017, there were approximately 38 holders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to accurately estimate the total number of stockholders represented by these record holders.
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
Issuer Purchases of Equity Securities
No shares of our common stock were repurchased during the three months ended December 31, 2017.
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

	Year Ended December 31,
	2017	2016	2015	2014	2013
Revenue	$430,492	$311,999	$208,768	$127,049	$72,045
Cost of revenue (1)	127,422	93,900	67,184	46,047	24,531
Gross profit	303,070	218,099	141,584	81,002	47,514
Operating expenses (1):
Research and development	115,291	91,067	62,615	36,403	15,288
Sales and marketing	220,742	166,987	114,052	77,875	37,622
General and administrative	81,680	64,371	47,902	32,869	16,437
Total operating expenses	417,713	322,425	224,569	147,147	69,347
Operating loss	(114,643)	(104,326)	(82,985)	(66,145)	(21,833)
Other income (expense), net	2,487	1,520	(729)	(1,533)	(517)
Loss before provision for (benefit from) income taxes	(112,156)	(102,806)	(83,714)	(67,678)	(22,350)
Provision for (benefit from) income taxes	(1,518)	993	338	(263)	221
Net loss	(110,638)	(103,799)	(84,052)	(67,415)	(22,571)
Accretion of redeemable convertible preferred stock	—	—	—	(18)	(49)
Net loss	$(110,638)	$(103,799)	$(84,052)	$(67,433)	$(22,620)
Net loss per share, basic and diluted	$(1.11)	$(1.11)	$(0.99)	$(1.26)	$(1.04)
Weighted-average shares used to compute net loss per share, basic and diluted	99,918	93,161	84,926	53,571	21,674
__________
(1) Includes share-based compensation expense as follows:
	Year Ended December 31,
	2017	2016	2015	2014	2013
Cost of revenue	$9,040	$7,045	$4,541	$2,464	$254
Research and development	29,970	27,083	19,414	10,918	635
Sales and marketing	24,776	23,043	14,759	10,680	1,210
General and administrative	21,263	16,608	13,842	8,077	2,755

	As of December 31,
Consolidated Balance Sheet Data:	2017	2016	2015	2014	2013
Cash and cash equivalents	$109,370	$93,677	$216,226	$80,265	$53,725
Marketable securities, current and noncurrent	235,023	206,358	51,750	51,409	12,114
Working capital	97,483	112,600	165,832	60,856	31,706
Total assets	560,204	475,285	422,686	205,788	92,736
Deferred revenue, current and noncurrent	175,737	124,533	85,615	51,731	29,048
Credit facility	—	—	—	6,952	23,760
Total liabilities	238,563	175,857	129,396	92,082	67,643
Redeemable convertible preferred stock	—	—	—	—	71,369
Stockholders' equity (deficit)	321,641	299,428	293,290	113,706	(46,276)

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
Overview
We are a software development company that provides SaaS products that are intended to help organizations and their customers build better relationships. Our product family is built upon a modern architecture that enables us and our customers to rapidly innovate, adapt our technology in novel ways, and easily integrate with other products and applications. With our origins in customer service, we have evolved our offerings over time to a family of products that work together to help organizations understand their customers, improve communications across all channels, and engage where and when it’s needed most.
We believe in developing products that serve organizations of all sizes and across all industries. The flagship product in our family, Zendesk Support, provides organizations with the ability to track, prioritize, and solve customer support tickets across multiple channels, bringing customer information and interactions into one place. Our other widely available products integrate with Support and include Zendesk Chat, Zendesk Talk, and Zendesk Guide. Chat is live chat software that provides a fast and responsive way for organizations to connect with their customers. Talk is cloud-based call center software that facilitates personal and productive phone support conversations between organizations and their customers. Guide is a self-service destination that organizations can use to provide articles, interactive forums, and a community that help an organization's customers help themselves. We offer a range of subscription account plans for our products that vary in price based on functionality, type, and, for Support and Chat, the amount of product support we offer. We also offer a range of additional features that customers can purchase and add to their subscriptions.
For the years ended December 31, 2017, 2016, and 2015, our revenue was $430.5 million, $312.0 million, and $208.8 million, respectively, representing a 38% growth rate from 2016 to 2017 and a 49% growth rate from 2015 to 2016. For the years ended December 31, 2017, 2016, and 2015 we derived $200.8 million, or 47%, $143.5 million, or 46%, and $92.5 million, or 44%, respectively, of our revenue from customers located outside of the United States. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. For the years ended December 31, 2017, 2016, and 2015, we generated net losses of $110.6 million, $103.8 million, and $84.1 million, respectively.
The growth of our business and our future success depend on many factors, including our ability to continue to innovate, develop a unified omnichannel customer experience, build brand recognition and a scalable product for larger enterprises, maintain our leadership in the small and medium-sized business, or SMB, market, add new customers, generate additional revenue from our existing customer base, and increase our global customer footprint. While these areas represent significant opportunities for us, we also face significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. We anticipate that we will continue to expand our operations and headcount in the near term. The expected addition of new personnel and the expenditures that we anticipate will be necessary to manage our anticipated growth, including expenditures relating to hosting capabilities, leasehold improvements, and related fixed assets, will make it more difficult for us to achieve profitability in the near term. Many of these investments will occur in advance of us experiencing any direct benefit and will make it difficult to determine if we are allocating our resources efficiently.
We have focused on rapidly growing our business and plan to continue to invest for long-term growth. We expect to continue to develop our hosting capabilities primarily through expenditures for third-party managed hosting services. Additionally, we expect to incur depreciation expense and related costs associated with our self-managed colocation data centers while we transition our primary data center usage to third-party managed hosting services. The amount and timing of these disbursements will vary based on our estimates of projected growth and planned use of hosting resources. Over time, we anticipate that we will continue to gain economies of scale by efficiently utilizing our hosting and personnel resources to support the growth in our number of customers. We also expect to continue to grow our customer experience organization, resulting in additional salary and share-based compensation expenses. In addition, we expect to incur amortization expense associated with acquired intangible assets and capitalized internal-use software. As a result, we expect our gross margin to improve in the long-term, although our gross margin may decrease in the near-term and may vary from period to period as our revenue fluctuates and as a result of the timing and amount of such costs.
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
Number of Paid Customer Accounts.    We believe that our ability to increase our number of paid accounts using our products is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. We define the number of paid customer accounts as the sum of the number of accounts on Zendesk Support, exclusive of our legacy Starter plan, free trials or other free services, the number of accounts on Chat, exclusive of free trials or other free services, and the number of accounts on all of our other products, exclusive of free trials and other free services, each as of the end of the period and as identified by a unique account identifier. Use of Support, Chat, and our other products requires separate subscriptions and each of these accounts are treated as a separate paid customer account.  Existing customers may also expand their utilization of our products by adding new accounts and a single consolidated organization or customer may have multiple accounts across each of our products to service separate subsidiaries, divisions, or work processes. Each of these accounts is also treated as a separate paid customer account. An increase in the number of paid customer accounts generally correlates to an increase in the number of authorized agents licensed to use our products, which directly affects our revenue and results of operations. We view growth in this metric as a measure of our success in converting new sales opportunities. We had approximately 118,900 paid customer accounts as of December 31, 2017, including approximately 64,100 paid customer accounts on Support, approximately 47,000 paid customer accounts on Chat, and approximately 7,800 paid customer accounts on our other products. As the total number of paid customer accounts increases, we expect the rate of growth in the number of paid customer accounts to decline.

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

Our dollar-based net expansion rate is based upon our monthly recurring revenue for a set of paid customer accounts on our products. Monthly recurring revenue for a paid customer account is a legal and contractual determination made by assessing the contractual terms of each paid customer account, as of the date of determination, as to the revenue we expect to generate in the next monthly period for that paid customer account, assuming no changes to the subscription and without taking into account any one-time discounts or any usage above the subscription base, if any, that may be applicable to such subscription. Monthly recurring revenue is not determined by reference to historical revenue, deferred revenue, or any other United States Generally Accepted Accounting Principles, or GAAP, financial measure over any period. It is forward-looking and contractually derived as of the date of determination. We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate monthly recurring revenue across our products from the paid customer accounts on Support and Chat as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate monthly recurring revenue across our products from the same customer base included in our measure of base revenue at the end of the annual period being measured. Our dollar-based net expansion rate is also adjusted to eliminate the effect of certain activities that we identify involving the transfer of agents between paid customer accounts, consolidation of customer accounts, or the split of a single paid customer account into multiple paid customer accounts. In addition, our dollar-based net expansion rate is adjusted to include paid customer accounts in the customer base used to determine retained revenue net of contraction and churn that share common corporate information with customers in the customer base that is used to determine our base revenue. Giving effect to this consolidation results in our dollar-based net expansion rate being calculated across approximately 92,800 customers, as compared to the approximately 118,900 total paid customer accounts as of December 31, 2017. To the extent that we can determine that the underlying customers do not share common corporate information, we do not aggregate paid customer accounts associated with reseller and other similar channel arrangements for the purposes of determining our dollar-based net expansion rate. While not material, we believe the failure to account for these activities would otherwise skew our dollar-based net expansion metrics associated with customers that maintain multiple paid customer accounts across their products, and paid customer accounts associated with reseller and other similar channel arrangements.
Our dollar-based net expansion rate was 119% as of December 31, 2017. We expect that, among other factors, our continued focus on adding larger paid customer accounts at the time of addition and the growth in our revenue will result in an overall decline in our dollar-based net expansion rate over time as our aggregate monthly recurring revenue grows.
Components of Results of Operations
Revenue
We derive substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on Support and, to a lesser extent, Chat, Talk and Guide. Each subscription may have multiple authorized users, and we refer to each user as an “agent.” The number of agents ranges from one to thousands for various customer accounts. Our pricing is generally established on a per agent basis. We offer a range of subscription account plans for our products that vary in price based on functionality, type and, for Support and Chat, the amount of product support we offer. We also offer a range of additional features that customers can purchase and add to their subscriptions. Certain arrangements provide for incremental fees above a fixed maximum number of monthly agents during the subscription term. We sell subscription services under contractual agreements that vary in length, ranging between one month and multiple years, with the majority of subscriptions having a term of either one month or one year.
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
We derive an immaterial amount of revenue from implementation and training services, for which we recognize revenue upon completion. We also derive an immaterial amount of revenue from Talk, for which we recognize revenue based on usage.
Cost of Revenue, Gross Margin, and Operating Expenses

Cost of Revenue. Cost of revenue consists primarily of personnel costs (including salaries, share-based compensation, and benefits) for employees associated with our infrastructure, product support, and professional service organizations, and expenses for hosting capabilities, including third-party managed hosting services and depreciation from our self-managed colocation data centers. Cost of revenue also includes third party license fees, amortization expense associated with capitalized internal-use software, payment processing fees, amortization expense associated with acquired intangible assets, and allocated shared costs. We allocate shared costs such as facilities, information technology and security costs to all departments based on headcount. As such, allocated shared costs are reflected in cost of revenue and each operating expense category.
We currently operate out of four self-managed colocation data centers, in which we manage our own network equipment and systems, located in California, Virginia, Ireland, and Germany. In addition, we utilize third-party managed hosting facilities located in North America, Europe, Asia and Australia to host our services, support our infrastructure, and support certain research and development functions. We currently intend to continue to operate our self-managed colocation data centers and incur expenditures for third-party managed hosting services over time while we transition our primary data center usage to third-party managed hosting services.
We intend to continue to invest additional resources in our infrastructure, product support, and professional service organizations, organically and through acquisitions. We expect that recent and future business acquisitions will result in increased amortization expense of intangible assets such as acquired technology. As we continue to invest in technology innovation, we expect to continue to incur capitalized internal-use software costs and related amortization. We expect these investments in technology to not only expand the capabilities of our products but also to increase the efficiency of how we deliver these services, enabling us to improve our gross margin over time, although our gross margin may decrease in the near-term and may vary from period to period as our revenue fluctuates and as result of the timing and amount of these investments. To the extent that we continue to rely on third-party technology to provide certain functionality within our products or for certain subscription plans or integrations, we expect third-party license fees for technology that is incorporated in such products and subscription plans to remain significant over time.
Gross Margin. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period as our revenue fluctuates and as a result of the timing and amount of investments to expand our product support and professional services teams, investments in additional personnel, hosting equipment, and third-party managed hosting facilities to support our infrastructure, increased share-based compensation expense, as well as the amortization of certain acquired intangible assets, costs associated with capitalized internal-use software, and third-party license fees.
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
Results of Operations for Fiscal Years 2017, 2016, and 2015
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Revenue	$430,492	$311,999	$208,768
Cost of revenue (1)	127,422	93,900	67,184
Gross profit	303,070	218,099	141,584
Operating expenses (1):
Research and development	115,291	91,067	62,615
Sales and marketing	220,742	166,987	114,052
General and administrative	81,680	64,371	47,902
Total operating expenses	417,713	322,425	224,569
Operating loss	(114,643)	(104,326)	(82,985)
Other income (expense), net	2,487	1,520	(729)
Loss before provision for (benefit from) income taxes	(112,156)	(102,806)	(83,714)
Provision for (benefit from) income taxes	(1,518)	993	338
Net loss	$(110,638)	$(103,799)	$(84,052)
(1) Includes share-based compensation expense as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cost of revenue	$9,040	$7,045	$4,541
Research and development	29,970	27,083	19,414
Sales and marketing	24,776	23,043	14,759
General and administrative	21,263	16,608	13,842

	Year Ended December 31,
	2017	2016	2015
	(As a percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Cost of revenue (1)	29.6	30.1	32.2
Gross profit	70.4	69.9	67.8
Operating expenses (1):
Research and development	26.8	29.2	30.0
Sales and marketing	51.3	53.5	54.6
General and administrative	19.0	20.6	22.9
Total operating expenses	97.1	103.3	107.5
Operating loss	(26.7)	(33.4)	(39.7)
Other income (expense), net	0.6	0.5	(0.3)
Loss before provision for (benefit from) income taxes	(26.1)	(32.9)	(40.1)
Provision for (benefit from) income taxes	(0.4)	0.3	0.2
Net loss	(25.7)%	(33.2)%	(40.3)%

(1)	Includes share-based compensation expense as follows:

	Year Ended December 31,
	2017	2016	2015
	(As a percentage of revenue)
Cost of revenue	2.1%	2.3%	2.2%
Research and development	7.0	8.7	9.3
Sales and marketing	5.8	7.4	7.1
General and administrative	4.9	5.3	6.6

Revenue

	Year Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	% Change	% Change
	(In thousands, except percentages)
Revenue	$430,492	$311,999	$208,768	38%	49%
Revenue increased $118.5 million, or 38%, in 2017 compared to 2016. Of the total increase in revenue, $26.1 million, or 22%, was attributable to revenue from new accounts acquired from January 1, 2017 through December 31, 2017, net of churn and contraction, and $92.4 million, or 78%, was attributable to revenue from accounts existing on or before December 31, 2016, net of churn and contraction.
Revenue increased $103.2 million, or 49%, in 2016 compared to 2015. Of the total increase in revenue, $23.7 million, or 23%, was attributable to revenue from new accounts acquired from January 1, 2016 through December 31, 2016, net of churn and contraction, and $79.5 million, or 77%, was attributable to revenue from accounts existing on or before December 31, 2015, net of churn and contraction.

Cost of Revenue and Gross Margin

	Year Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	% Change	% Change
	(In thousands, except percentages)
Cost of Revenue	$127,422	$93,900	$67,184	36%	40%
Gross Margin	70.4%	69.9%	67.8%
Cost of revenue increased $33.5 million, or 36%, in 2017 compared to 2016. The overall increase was primarily due to increased hosting costs of $11.7 million, increased employee compensation-related costs of $9.7 million, and increased third-party license fees of $4.9 million. The increase in hosting costs was driven by expenditures for third-party managed hosting services and increased costs, including depreciation expense, related to our self-managed colocation data centers. The increase in employee compensation-related costs was driven by headcount growth. The increase in third-party license fees was driven by increased customer usage of certain product features. Further contributing to the overall increase was an increase in allocated shared costs of $4.3 million, primarily related to facilities and information technology.
Our gross margin increased by 0.5 percentage points in 2017 compared to 2016. The overall improvement was primarily driven by our ability to increase revenue with a more moderate increase in headcount. The overall improvement was partially offset by increased hosting costs due to continued investment in our hosting capabilities.
Cost of revenue increased $26.7 million, or 40%, in 2016 compared to 2015. The overall increase was primarily due to increased employee compensation-related costs of $10.3 million, increased hosting costs of $6.0 million, and increased amortization expense from acquired intangible assets of $1.5 million. The increase in employee compensation-related costs was driven by headcount growth. The increase in hosting costs was driven by increased depreciation expense from investments in our self-managed colocation data centers and expenditures for third-party managed hosting services. The increase in amortization expense from acquired intangible assets was related to an acquisition completed in October 2015. Further contributing to the overall increase was an increase in allocated shared costs of $3.5 million, primarily related to facilities and information technology.
Our gross margin increased by 2.1 percentage points in 2016 compared to 2015. The overall improvement was primarily driven by our ability to increase revenue with a more moderate increase in headcount and hosting costs due to improved operational efficiency.
Operating Expenses
Research and Development Expenses

	Year Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	% Change	% Change
	(In thousands, except percentages)
Research and Development	$115,291	$91,067	$62,615	27%	45%
Research and development expenses increased $24.2 million, or 27%, in 2017 compared to 2016. The overall increase was primarily due to increased employee compensation-related costs of $13.8 million, driven by headcount growth, and increased outside services costs of $2.0 million. The increase in outside services costs was primarily attributable to the adaptation of our hosting infrastructure. Further contributing to the overall increase was an increase in allocated shared costs of $4.8 million.
Research and development expenses increased $28.5 million, or 45%, in 2016 compared to 2015. The overall increase was primarily due to increased employee compensation-related costs of $23.5 million, driven by headcount growth, and an increase in allocated shared costs of $4.2 million. The overall increase was partially offset by a reduction of $2.3 million in share-based compensation expense, recognized using the accelerated attribution method, associated with certain awards granted prior to our IPO that vest upon both a service condition and a performance condition, that performance condition being the completion of our IPO.
Sales and Marketing Expenses

	Year Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	% Change	% Change
	(In thousands, except percentages)
Sales and Marketing	$220,742	$166,987	$114,052	32%	46%
Sales and marketing expenses increased $53.8 million, or 32%, in 2017 compared to 2016. The overall increase was primarily due to increased employee compensation-related costs, including commissions, of $25.2 million, driven by headcount growth, and an increase in marketing program costs of $10.8 million. The increase in marketing program costs was driven by increased advertising activities. Further contributing to the overall increase was an increase in allocated shared costs of $8.5 million.
Sales and marketing expenses increased $52.9 million, or 46%, in 2016 compared to 2015. The overall increase was primarily due to increased employee compensation-related costs, including commissions, of $32.5 million, driven by headcount growth, and an increase in marketing program costs of $10.7 million. The increase in marketing program costs was driven by brand awareness trade shows and advertising campaigns. Further contributing to the overall increase was an increase in allocated shared costs of $6.1 million.
General and Administrative Expenses

	Year Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	% Change	% Change
	(In thousands, except percentages)
General and Administrative	$81,680	$64,371	$47,902	27%	34%
General and administrative expenses increased $17.3 million, or 27%, in 2017 compared to 2016. The overall increase was primarily due to increased employee compensation-related costs of $12.6 million, driven by headcount growth, and increased professional and outside services costs of $0.9 million. Further contributing to the overall increase was an increase in allocated shared costs of $1.7 million.
General and administrative expenses increased $16.5 million, or 34%, in 2016 compared to 2015. The overall increase was primarily due to increased employee compensation-related costs of $11.0 million, driven by headcount growth, and increased professional and outside services costs of $2.2 million. Further contributing to the overall increase was an increase in allocated shared costs of $1.5 million.

Quarterly Results of Operations
The following unaudited quarterly results of operations data for each of the eight quarters in the two-year period ended December 31, 2017 have been prepared on a basis consistent with our audited consolidated annual financial statements and include, in management’s opinion, all normal recurring adjustments necessary for the fair presentation of the results of operations data for these periods, in accordance with GAAP. The following quarterly financial data should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Three Months Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2017	2017	2017	2017	2016	2016	2016	2016
Consolidated Statement of Operations Data:
Revenue	$123,426	$112,786	$101,273	$93,007	$88,623	$80,717	$74,200	$68,459
Cost of revenue (1)	34,958	33,693	30,663	28,107	25,582	23,866	22,936	21,516
Gross profit	88,468	79,093	70,610	64,900	63,041	56,851	51,264	46,943
Operating expenses (1):
Research and development	30,779	29,358	28,698	26,456	24,383	22,953	22,134	21,597
Sales and marketing	64,035	56,778	52,628	47,301	47,566	43,899	39,350	36,172
General and administrative	22,177	21,398	19,788	18,317	16,222	16,212	16,076	15,861
Total operating expenses	116,991	107,534	101,114	92,074	88,171	83,064	77,560	73,630
Operating loss	(28,523)	(28,441)	(30,504)	(27,174)	(25,130)	(26,213)	(26,296)	(26,687)
Other income (expense), net	1,142	619	508	218	775	681	134	(70)
Loss before provision for (benefit from) income taxes	(27,381)	(27,822)	(29,996)	(26,956)	(24,355)	(25,532)	(26,162)	(26,757)
Provision for (benefit from) income taxes	(732)	(133)	(690)	38	193	294	92	414
Net loss	$(26,649)	$(27,689)	$(29,306)	$(26,994)	$(24,548)	$(25,826)	$(26,254)	$(27,171)

(1)	Share-based compensation expense was allocated as follows:

	Three Months Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2017	2017	2017	2017	2016	2016	2016	2016
Cost of revenue	$2,372	$2,408	$2,156	$2,104	$1,691	$1,919	$1,802	$1,633
Research and development	7,697	7,776	7,584	6,914	6,535	7,172	6,749	6,627
Sales and marketing	6,414	6,716	6,013	5,633	5,263	6,657	5,684	5,439
General and administrative	5,761	5,619	5,321	4,562	3,955	4,247	4,410	3,996

	Three Months Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2017	2017	2017	2017	2016	2016	2016	2016
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue (1)	28.3	29.9	30.3	30.2	28.9	29.6	30.9	31.4
Gross profit	71.7	70.1	69.7	69.8	71.1	70.4	69.1	68.6
Operating expenses (1):
Research and development	24.9	26.0	28.3	28.4	27.5	28.4	29.8	31.5
Sales and marketing	51.9	50.3	52.0	50.9	53.7	54.4	53.0	52.8
General and administrative	18.0	19.0	19.5	19.7	18.3	20.1	21.7	23.2
Total operating expenses	94.8	95.3	99.8	99.0	99.5	102.9	104.5	107.6
Operating loss	(23.1)	(25.2)	(30.1)	(29.2)	(28.4)	(32.5)	(35.4)	(39.0)
Other income (expense), net	0.9	0.5	0.5	0.2	0.9	0.8	0.2	(0.1)
Loss before provision for (benefit from) income taxes	(22.2)	(24.7)	(29.6)	(29.0)	(27.5)	(31.7)	(35.2)	(39.1)
Provision for (benefit from) income taxes	(0.6)	(0.1)	(0.7)	—	0.2	0.4	0.1	0.6
Net loss	(21.6)%	(24.6)%	(28.9)%	(29.0)%	(27.7)%	(32.1)%	(35.3)%	(39.7)%

(1)	Includes share-based compensation expense as follows:

	Three Months Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2017	2017	2017	2017	2016	2016	2016	2016
Cost of revenue	1.9%	2.1%	2.1%	2.3%	1.9%	2.4%	2.4%	2.4%
Research and development	6.2	6.9	7.5	7.4	7.4	8.9	9.1	9.7
Sales and marketing	5.2	6.0	5.9	6.1	5.9	8.2	7.7	7.9
General and administrative	4.7	5.0	5.3	4.9	4.5	5.3	5.9	5.8

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
Liquidity and Capital Resources
As of December 31, 2017, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $344.4 million, which were held for working capital purposes. Our cash equivalents and marketable securities are comprised of corporate bonds, money market funds, U.S. Treasury securities, asset-backed securities, commercial paper, and agency securities.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$42,095	$24,522	$5,333
Net cash used in investing activities	(69,871)	(182,364)	(72,721)
Net cash provided by financing activities	43,141	35,627	203,107
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
Net cash provided by operating activities in 2017 was $42.1 million, reflecting our net loss of $110.6 million, adjusted by non-cash charges including share-based compensation expense of $85.0 million, depreciation and amortization expense of $31.9 million, and net changes in operating assets and liabilities of $35.2 million. The net changes in operating assets and liabilities were primarily attributable to an increase in deferred revenue of $51.2 million due to sales growth and the timing of customer billings, and an increase in accrued liabilities, including accrued compensation of $14.3 million due to overall growth in our business and timing of payments. These sources of cash were offset by an increase in accounts receivable of $21.2 million due to sales growth and the timing of customer billings and collections. Other uses of cash included an increase in prepaid expenses and other current assets of $5.1 million.
Net cash provided by operating activities in 2016 was $24.5 million, reflecting our net loss of $103.8 million, adjusted by non-cash charges including share-based compensation expense of $73.8 million, depreciation and amortization expense of $27.5 million, and net changes in operating assets and liabilities of $24.3 million. The changes in operating assets and liabilities were primarily attributable to an increase in deferred revenue of $38.4 million due to sales growth and the timing of customer billings, and an increase in accrued liabilities, including accrued compensation of $11.3 million due to overall growth in our business and timing of payments. These sources of cash were offset by an increase in accounts receivable of $11.8 million due to sales growth and the timing of customer billings and collections. Other uses of cash included an increase in prepaid expenses and other current assets of $6.3 million.
Net cash provided by operating activities in 2015 was $5.3 million, reflecting our net loss of $84.1 million, adjusted by non-cash charges including share-based compensation expense of $52.6 million, depreciation and amortization expense of $19.7 million, and changes in operating assets and liabilities. The changes in operating assets and liabilities were primarily attributable to an increase in deferred revenue of $33.9 million due to sales growth and the timing of customer billings, and an increase in accrued liabilities and accounts payable, including accrued compensation of $5.9 million due to overall growth in our business and timing of payments. These sources of cash were partially offset by an increase in accounts receivable of $15.0 million due to sales growth and the timing of customer billings and collections, and an increase in prepaid expenses and other current assets of $8.7 million.
Investing Activities
Net cash used in investing activities in 2017 of $69.9 million was primarily attributable to purchases of marketable securities of $29.5 million, net of sales and maturities, cash paid for the acquisition of Outbound Solutions, Inc., or Outbound, net of cash acquired, of $16.5 million, purchases of property and equipment of $16.4 million primarily associated with leasehold improvements for newly leased office facilities and hosting equipment to maintain our self-managed colocation data centers, and capitalized internal-use software costs of $7.5 million related to the development of additional features and functionality for our products.
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
Net cash used in investing activities in 2015 of $72.7 million was primarily attributable to cash paid for the acquisition of We Are Cloud SAS, or WAC, net of cash acquired, of $42.8 million, purchases of property and equipment of $23.0 million primarily associated with hosting equipment to build out our self-managed colocation data centers, capitalized internal-use software costs of $4.7 million related to the development of additional features and functionality for our products, and purchases of marketable securities of $1.2 million, net of sales and maturities.

Financing Activities
Net cash provided by financing activities in 2017 of $43.1 million was primarily attributable to proceeds from exercises of employee stock options of $31.9 million and proceeds from our employee stock purchase plan of $14.2 million.
Net cash provided by financing activities in 2016 of $35.6 million was primarily attributable to proceeds from exercises of employee stock options of $25.4 million and proceeds from our employee stock purchase plan of $11.0 million.
Net cash provided by financing activities in 2015 of $203.1 million was primarily attributable to net proceeds from the follow-on public offering of our common stock of $190.1 million, proceeds from exercises of employee stock options of $10.6 million, and proceeds from our employee stock purchase plan of $9.5 million. Cash provided by financing activities was partially offset by repayment of the outstanding balance under our credit facility of $7.0 million in connection with our termination of the credit facility.

Contractual Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases for office space, and contractual commitments for hosting and other support services. The following table summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Contractual obligations:
Operating lease obligations	$118,534	$14,934	$35,613	$27,932	$40,055
Purchase obligations	96,359	38,559	57,800	—	—
Total contractual obligations	$214,893	$53,493	$93,413	$27,932	$40,055
Off-Balance Sheet Arrangements
Through December 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Polices and Estimates
We prepare our consolidated financial statements in accordance with GAAP. In the preparation of these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss below.
Revenue Recognition
We generate substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on Zendesk Support and, to a lesser extent, Chat, Talk, and Guide. In addition, we generate revenue by providing additional features to certain of our subscription plans for a fee that is incremental to the base subscription rate for such plan. Arrangements with customers do not provide the customer with the right to take possession of the software supporting our products at any time, and are therefore accounted for as service contracts. Subscription service arrangements are generally non-cancelable and do not provide for refunds to customers in the event of cancellations or any other right of return. We record revenue net of sales or excise taxes.
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
We derive an immaterial amount of revenue from implementation and training services, for which we recognize revenue upon completion. We also derive an immaterial amount of revenue from Talk, for which we recognize revenue based on usage.
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
Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life and recorded in cost of revenue within the accompanying consolidated statements of operations. The weighted-average remaining useful life of our capitalized internal-use software was 2.4 years as of December 31, 2017. We evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no material impairments to internal-use software during the years ended December 31, 2017, 2016, or 2015.
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
Prior to our IPO, we granted certain awards to our employees that vest upon the satisfaction of both a service condition and a performance condition, that performance condition being the completion of our IPO. We recognized share-based compensation expense, using the accelerated attribution method, related to these awards of $0.4 million, $2.8 million, and $6.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.
We estimate the fair value of stock options granted using the Black-Scholes option valuation model, which requires assumptions, including the fair value of our underlying common stock, expected term, expected volatility, risk-free interest rate, and dividend yield of our common stock. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our share-based compensation expense could be materially different in the future. Refer to Note 8 of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a summary of the assumptions and judgments used to estimate the fair value of stock options.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Foreign Currency Exchange Rate Risk
While we primarily transact with customers in the U.S. dollar, we also transact in foreign currencies, including the Euro, British Pound Sterling, Australian Dollar, Singapore Dollar, Danish Krone, Brazilian Real, Philippine Peso, Japanese Yen, and Indian Rupee, due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. dollar for all international subsidiaries. Changes in the value of foreign currencies relative to the U.S. dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows.

We operate a hedging program to mitigate the impact of foreign currency fluctuations on our cash flows and earnings. For additional information, see Note 2 of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $344.4 million at December 31, 2017, of which $272.6 million was invested in corporate bonds, money market funds, U.S. Treasury securities, asset-based securities, commercial paper, and agency securities. The cash and cash equivalents are held for working capital purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of December 31, 2017, an immediate increase of 100-basis points in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $1.8 million. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity or declines in fair value are determined to be other-than-temporary.
Item 8. Financial Statements and Supplementary Data.
ZENDESK, INC.

Report of Ernst & Young, LLP Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zendesk, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zendesk, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

San Francisco, CA
February 22, 2018

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zendesk, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Zendesk, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Zendesk, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Zendesk, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

San Francisco, CA
February 22, 2018

ZENDESK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and shares)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$109,370	$93,677
Marketable securities	137,576	131,190
Accounts receivable, net of allowance for doubtful accounts of $1,252 and $1,269 as of December 31, 2017 and 2016, respectively	57,096	37,343
Prepaid expenses and other current assets	24,165	17,608
Total current assets	328,207	279,818
Marketable securities, noncurrent	97,447	75,168
Property and equipment, net	59,157	62,731
Goodwill and intangible assets, net	67,034	53,296
Other assets	8,359	4,272
Total assets	$560,204	$475,285
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,307	$4,555
Accrued liabilities	21,876	19,106
Accrued compensation and related benefits	29,017	20,281
Deferred revenue	174,524	123,276
Total current liabilities	230,724	167,218
Deferred revenue, noncurrent	1,213	1,257
Other liabilities	6,626	7,382
Total liabilities	238,563	175,857
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value $0.01 per share: no shares issued or outstanding; 10.0 million shares authorized as of December 31, 2017 and 2016	—	—
Common stock, par value $0.01 per share: 400.0 million shares authorized; 103.1 million and 97.2 million shares issued; 103.1 million and 96.7 million shares outstanding as of December 31, 2017 and 2016, respectively	1,031	971
Additional paid-in capital	753,568	624,026
Accumulated other comprehensive loss	(2,372)	(5,197)
Accumulated deficit	(430,586)	(319,720)
Treasury stock, at cost; none and 0.5 million shares as of December 31, 2017 and 2016, respectively	—	(652)
Total stockholders’ equity	321,641	299,428
Total liabilities and stockholders’ equity	$560,204	$475,285
See Notes to Consolidated Financial Statements.

ZENDESK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue	$430,492	$311,999	$208,768
Cost of revenue (1)	127,422	93,900	67,184
Gross profit	303,070	218,099	141,584
Operating expenses (1):
Research and development	115,291	91,067	62,615
Sales and marketing	220,742	166,987	114,052
General and administrative	81,680	64,371	47,902
Total operating expenses	417,713	322,425	224,569
Operating loss	(114,643)	(104,326)	(82,985)
Other income (expense), net	2,487	1,520	(729)
Loss before provision for (benefit from) income taxes	(112,156)	(102,806)	(83,714)
Provision for (benefit from) income taxes	(1,518)	993	338
Net loss	$(110,638)	$(103,799)	$(84,052)
Net loss per share, basic and diluted	$(1.11)	$(1.11)	$(0.99)
Weighted-average shares used to compute net loss per share, basic and diluted	99,918	93,161	84,926

(1) Includes share-based compensation expense as follows:
	Year Ended December 31,
	2017	2016	2015
Cost of revenue	$9,040	$7,045	$4,541
Research and development	29,970	27,083	19,414
Sales and marketing	24,776	23,043	14,759
General and administrative	21,263	16,608	13,842
See Notes to Consolidated Financial Statements.

ZENDESK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(110,638)	$(103,799)	$(84,052)
Other comprehensive gain (loss), before tax:
Net unrealized loss on available-for-sale investments	(247)	(213)	(44)
Foreign currency translation gain (loss)	824	(488)	(942)
Net unrealized gain (loss) on derivative instruments	3,888	(2,271)	(711)
Other comprehensive gain (loss), before tax	4,465	(2,972)	(1,697)
Tax effect	$(1,640)	$—	$—
Other comprehensive gain (loss), net of tax	2,825	(2,972)	(1,697)
Comprehensive loss	$(107,813)	$(106,771)	$(85,749)

See Notes to Consolidated Financial Statements.

ZENDESK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Stockholders’ Equity
			Additional Paid-In Capital			Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Common Stock			Treasury Stock			Accumulated Deficit
	Shares	Amount		Shares	Amount
Balances as of December 31, 2014	76,134	755	246,000	(535)	(652)	(528)	(131,869)	113,706
Issuance of common stock from follow-on public offering, net of issuance costs	8,780	88	190,008	—	—	—	—	190,096
Issuance of common stock upon exercise of stock options	3,275	33	10,580	—	—	—	—	10,613
Issuance of common stock for settlement of RSUs	1,655	17	(626)	—	—	—	—	(609)
Vesting of early exercised stock options	—	—	1,046	—	—	—	—	1,046
Issuance of common stock in connection with employee stock purchase plan	1,019	12	9,363	—	—	—	—	9,375
Repurchase of common stock	(2)	—	—	—	—	—	—	—
Share-based compensation	—	—	54,363	—	—	—	—	54,363
Tax benefit from share-based award activity	—	—	449	—	—	—	—	449
Other comprehensive loss, net of income taxes	—	—	—	—	—	(1,697)	—	(1,697)
Net loss	—	—	—	—	—	—	(84,052)	(84,052)
Balances as of December 31, 2015	90,861	905	511,183	(535)	(652)	(2,225)	(215,921)	293,290
Issuance of common stock upon exercise of stock options	2,924	29	25,406	—	—	—	—	25,435
Issuance of common stock for settlement of RSUs	2,894	29	(832)	—	—	—	—	(803)
Vesting of early exercised stock options	—	1	628	—	—	—	—	629
Issuance of common stock in connection with employee stock purchase plan	554	7	10,885	—	—	—	—	10,892
Repurchase of common stock	(38)	—	—	—	—	—	—	—
Share-based compensation	—	—	76,419	—	—	—	—	76,419
Tax benefit from share-based award activity	—	—	337	—	—	—	—	337
Other comprehensive loss, net of income taxes	—	—	—	—	—	(2,972)	—	(2,972)
Net loss	—	—	—	—	—	—	(103,799)	(103,799)
Balances as of December 31, 2016	97,195	$971	$624,026	(535)	$(652)	$(5,197)	$(319,720)	$299,428
Issuance of common stock upon exercise of stock options	2,664	27	31,855	—	—	—	—	31,882
Issuance of common stock for settlement of RSUs	3,145	31	(3,020)	—	—	—	—	(2,989)
Vesting of early exercised stock options	—	1	411	—	—	—	—	412
Issuance of common stock in connection with employee stock purchase plan	652	6	12,904	—	—	—	—	12,910
Share-based compensation	—	—	87,546	—	—	—	—	87,546
Other comprehensive gain, net of income taxes	—	—	—	—	—	2,825	—	2,825
Retirement of treasury stock	(535)	(5)	(647)	535	652	—	—	—
Cumulative-effect adjustment resulting from the adoption of ASU 2016-09 (Note 2)	—	—	493	—	—	—	(493)	—
Cumulative-effect adjustment resulting from the adoption of ASU 2016-16 (Note 2)	—	—	—	—	—	—	265	265
Net loss	—	—	—	—	—	—	(110,638)	(110,638)
Balances as of December 31, 2017	103,121	$1,031	$753,568	—	$—	$(2,372)	$(430,586)	$321,641
See Notes to Consolidated Financial Statements.

ZENDESK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(110,638)	$(103,799)	$(84,052)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	31,931	27,506	19,744
Share-based compensation	85,049	73,779	52,556
Excess tax benefit from share-based award activity	—	(337)	(449)
Other	603	3,106	1,457
Changes in operating assets and liabilities:
Accounts receivable	(21,201)	(11,808)	(14,989)
Prepaid expenses and other current assets	(5,055)	(6,286)	(5,510)
Other assets and liabilities	(5,955)	(3,887)	(3,204)
Accounts payable	1,839	(3,486)	2,017
Accrued liabilities	6,919	5,261	2,204
Accrued compensation and related benefits	7,399	6,055	1,706
Deferred revenue	51,204	38,418	33,853
Net cash provided by operating activities	42,095	24,522	5,333
Cash flows from investing activities
Purchases of property and equipment	(16,396)	(20,647)	(22,989)
Internal-use software development costs	(7,521)	(6,310)	(4,705)
Purchases of marketable securities	(177,309)	(249,048)	(70,303)
Proceeds from maturities of marketable securities	116,735	39,690	36,982
Proceeds from sale of marketable securities	31,090	53,951	32,152
Cash paid for acquisitions, net of cash acquired	(16,470)	—	(43,858)
Net cash used in investing activities	(69,871)	(182,364)	(72,721)
Cash flows from financing activities
Proceeds from follow-on public offering, net of issuance costs	—	—	190,094
Proceeds from exercises of employee stock options	31,882	25,412	10,609
Proceeds from employee stock purchase plan	14,248	11,004	9,526
Taxes paid related to net share settlement of share-based awards	(2,989)	(803)	(609)
Excess tax benefit from share-based award activity	—	337	449
Principal payments on debt and capital lease obligations	—	(323)	(6,962)
Net cash provided by financing activities	43,141	35,627	203,107
Effect of exchange rate changes on cash and cash equivalents	328	(334)	242
Net increase (decrease) in cash and cash equivalents	15,693	(122,549)	135,961
Cash and cash equivalents at beginning of period	93,677	216,226	80,265
Cash and cash equivalents at end of period	$109,370	$93,677	$216,226
Supplemental cash flow data:
Cash paid for interest and income taxes	$1,766	$1,678	$793
Non-cash investing and financing activities:
Share-based compensation capitalized in internal-use software development costs	$2,704	$2,365	$2,085
Balance of property and equipment in accounts payable and accrued expenses	$1,837	$3,610	$3,179
Property and equipment acquired through tenant improvement allowances	$647	$237	$174
Vesting of early exercised stock options	$411	$628	$1,048
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
Reclassification
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had an immaterial effect on the reported results of operations.
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
Significant items subject to such estimates and assumptions include the fair value of share-based awards, acquired intangible assets, and goodwill as well as unrecognized tax benefits, the useful lives of acquired intangible assets and property and equipment, the capitalization and estimated useful life of our capitalized internal-use software, and financial forecasts used in currency hedging.
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
We derive an immaterial amount of revenue from implementation and training services, for which we recognize revenue upon completion. We also derive an immaterial amount of revenue from Talk, for which we recognize revenue based on usage.
Deferred Revenue
Deferred revenue consists primarily of customer billings in advance of revenue being recognized. We invoice customers for subscriptions to our products in monthly, quarterly, or annual installments. Deferred revenue that is anticipated to be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent deferred revenue. Deferred revenue associated with implementation and training services and Talk usage was immaterial as of December 31, 2017 and 2016.
Cost of Revenue
Cost of revenue consists primarily of personnel costs (including salaries, share-based compensation, and benefits) for employees associated with our infrastructure, product support, and professional service organizations, and expenses for hosting capabilities, including third-party managed hosting services and depreciation from our self-managed colocation data centers. Cost of revenue also includes third-party license fees, amortization expense associated with capitalized internal-use software, payment processing fees, amortization expense associated with acquired intangible assets, and allocated shared costs, primarily including facilities, information technology, and security costs.
Cash, Cash Equivalents, and Restricted Cash
We consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at fair value and consist primarily of bank deposits and money market funds.

As of December 31, 2017, our restricted cash balance was $1.5 million, consisting of $0.9 million pledged for charitable donation and $0.6 million related to a deposit for leased office space. As of December 31, 2016, our restricted cash balance was $2.5 million, consisting of $1.1 million cash collateral related to cash flow hedges, $1.0 million pledged for charitable donation, and $0.4 million related to a deposit for leased office space. Restricted cash is included within other assets on our consolidated balance sheet.
Marketable Securities
Marketable securities consist of corporate bonds, money market funds, U.S. Treasury securities, asset-backed securities, commercial paper, and agency securities. We classify marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive loss. We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations.
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
Our allowance for doubtful accounts consists of the following activity (in thousands):

	Year Ended December 31,
	2017	2016
Allowance for doubtful accounts, beginning balance	$1,269	$763
Additions	3,400	2,029
Write-offs	(3,417)	(1,523)
Allowance for doubtful accounts, ending balance	$1,252	$1,269
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of assets. Maintenance and repair costs are charged to expense as incurred. The estimated useful lives of our property and equipment are as follows:

Furniture and fixtures	5 years
Hosting equipment	3 years
Computer equipment and licensed software and patents	3 to 5 years
Leasehold improvements	Shorter of the lease term or estimated useful life
Derivative Instruments and Hedging

We enter into foreign currency forward contracts with certain financial institutions to mitigate the impact of foreign currency fluctuations on our future cash flows and earnings. All of our foreign currency forward contracts are designated as cash flow hedges. Our foreign currency forward contracts generally have maturities of 15 months or less.

We recognize all forward contracts on our balance sheet at fair value as either assets or liabilities. The effective portion of the gain or loss on each forward contract is reported as a component of accumulated other comprehensive loss and reclassified into earnings to revenue, cost of revenue or operating expense in the same period, or periods, during which the hedged transaction affects earnings. The ineffective portion of the gains or losses, if any, is recorded immediately in other income (expense), net. The change in time value related to our cash flow hedges is excluded from the assessment of hedge effectiveness and is recorded immediately in other income (expense), net. We evaluate the effectiveness of our cash flow hedges on a quarterly basis.

We have a master netting agreement with each of our counterparties, which permits net settlement of multiple, separate derivative contracts with a single payment. We may also be required to exchange cash collateral with certain of our counterparties on a regular basis. As of December 31, 2017, we have no restricted cash associated with cash collateral exchanged. GAAP permits companies to present the fair value of derivative instruments on a net basis according to master netting arrangements. We have elected to present our derivative instruments on a gross basis in our consolidated financial statements. We do not enter into any derivative contracts for trading or speculative purposes.
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
Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life and recorded in cost of revenue within the accompanying consolidated statements of operations. The weighted-average remaining useful life of our capitalized internal-use software was 2.4 years as of December 31, 2017.
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
Goodwill, Acquired Intangible Assets, and Impairment Assessment of Long-Lived Assets

Goodwill. Goodwill represents the excess purchase consideration of an acquired business over the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment annually in the third quarter, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. No impairment charges were recorded during the years ended December 31, 2017, 2016, or 2015.
Acquired Intangible Assets. Acquired intangible assets consist of identifiable intangible assets, primarily developed technology and customer relationships, resulting from our acquisitions. Intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives.
Impairment of Long-Lived Assets. The carrying amounts of our long-lived assets, including property and equipment, capitalized internal-use software, and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future undiscounted net cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. There were no material impairments for the years ended December 31, 2017, 2016, and 2015.
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
Prior to our IPO, we granted certain awards to our employees that vest upon the satisfaction of both a service condition and a performance condition. We recognized share-based compensation expense, using the accelerated attribution method, related to these awards of $0.4 million, $2.8 million, and $6.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.
As of December 31, 2017, we had a total of $174.0 million in future period share-based compensation expense related to all equity awards to be recognized over a weighted average period of 2.6 years.
Advertising Expense
Advertising is expensed as incurred. For the years ended December 31, 2017, 2016, and 2015, advertising expense was $36.8 million, $23.9 million, and $16.5 million, respectively.
Government Grants
We have obtained government grants in certain jurisdictions where we operate. We receive the grant funds as we meet certain commitments, including targeted levels of employment and/or spending within the local jurisdictions. If we fail to maintain these commitments, we may be required to repay grant funds received or be ineligible to receive future funding. We recognize grant proceeds to offset costs to which the grants relate on a straight-line basis when it is reasonably assured that the applicable commitments have been met. For the years ended December 31, 2017 and 2016, we recognized grant proceeds of $2.0 million and $1.2 million in our consolidated statements of operations, respectively. We did not recognize grant proceeds in 2015.

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
Foreign Currency
The functional currency of our foreign subsidiaries is the U.S. dollar. Accordingly, monetary balance sheet accounts are remeasured using exchange rates in effect at the balance sheet dates and non-monetary items are remeasured at historical exchange rates. Expenses are generally remeasured at the average exchange rates for the period. Foreign currency remeasurement and transaction gains and losses are included in other income (expense), net and were not material for the years ended December 31, 2017, 2016, and 2015, respectively.
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
At December 31, 2017 and 2016, there were no customers that represented 10% or greater of our accounts receivable balance. There were no customers that individually exceeded 10% of our revenue in any of the periods presented.
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

In the fourth quarter of 2017, we substantially completed our assessment of the new standard, including the effects of adoption on our existing revenue arrangements and the treatment of sales commissions and other incremental costs to acquire contracts. We plan to adopt using the full retrospective method.

The impact of adopting the new standard on our 2017 and 2016 revenues is not material. The primary impact relates to the deferral of sales commissions and other incremental costs to acquire contracts, which we historically expensed as incurred. Under the new standard, all incremental costs to acquire contracts are capitalized and amortized on a straight-line basis over the anticipated period of benefit, which we have determined to be three years.

Selected consolidated statement of operations line items, which have been restated to reflect the adoption of the new standard, are as follows (in thousands):

	Year ended December 31,
	2017	2016
Revenue	430,165	312,844
Operating expenses:
Sales and marketing	211,918	161,653
Operating loss	(106,146)	(98,147)
Net loss	(102,141)	(97,620)

Selected consolidated balance sheet line items, which have been restated to reflect the adoption of the new standard, are as follows (in thousands):

December 31, 2017
Assets
Deferred costs	15,771
Deferred costs, noncurrent	15,395
Liabilities and stockholders’ equity
Deferred revenue	173,147
Deferred revenue, noncurrent	1,213
Accumulated deficit	(398,043)
In February 2016, the FASB issued Accounting Standards Update, or ASU, 2016-02, regarding Accounting Standards Codification, or ASC, Topic 842 “Leases.” This new standard requires lessees to recognize most leases on their balance sheets as right-of-use assets with corresponding lease liabilities and eliminates certain real estate-specific provisions. The new guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. While we continue to evaluate the effect of adoption on our consolidated financial statements, we expect the adoption will result in the recognition of right-of-use assets and lease liabilities that were not previously recognized, which will increase total assets and liabilities on our consolidated balance sheets.

In August 2016, the FASB issued ASU 2016-15, regarding ASC Topic 230 “Statement of Cash Flows.” This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. We do not expect the adoption of this standard to have a material effect on our consolidated statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows - Restricted Cash,” which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, however early adoption is permitted. The new standard must be adopted retrospectively. We do not expect the adoption of this standard to have a material effect on our consolidated statements of cash flows.

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
In August 2017, the FASB issued ASU 2017-12, regarding ASC Topic 815 “Derivatives and Hedging.” This amendment simplifies various aspects of hedge accounting, including measurement and presentation of hedge ineffectiveness and certain documentation and assessment requirements. The amendment also makes more hedging strategies eligible for hedge accounting. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the effect of this standard on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income,” which provides for the reclassification of the effect of remeasuring deferred tax balances related to items within accumulated other comprehensive income to retained earnings resulting from the Tax Cuts and Jobs Act, or Tax Act. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the effect of this standard on our consolidated financial statements.
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
We also elected to account for forfeitures as they occur, therefore share-based compensation expense for the year ended December 31, 2017 has been calculated based on actual forfeitures in our consolidated statement of operations, rather than our previous approach which was net of estimated forfeitures. The cumulative-effect adjustment of this change on a modified retrospective basis was not material. Share-based compensation expense for the years ended December 31, 2016 and 2015 was recorded net of estimated forfeitures.
In October 2016, the FASB issued ASU 2016-16, “Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory,” which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual reporting period. The new standard must be adopted using a modified retrospective basis, with the cumulative effect recognized as of the date of adoption. We early adopted this standard in the first quarter of 2017. Upon adoption, we recorded a deferred tax asset of $6.2 million to reflect the previously unrecognized tax benefits, however the deferred tax asset was fully offset by a valuation allowance, resulting in no impact to our consolidated financial statements. We also recorded a cumulative-effect adjustment on a modified retrospective basis, which was not material.
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
Outbound Solutions
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
In connection with the acquisition, we entered into retention arrangements with certain employees of WAC, pursuant to which we issued RSUs for approximately 0.5 million shares of our common stock, most of which vest in three annual installments from the date of acquisition. The expense related to the RSUs is recognized as share-based compensation expense over the required service periods and was not included in the purchase consideration.
The results of operations of WAC have been included in our consolidated financial statements from the date of the acquisition.
Note 4. Financial Instruments
Investments
The following tables present information about our financial assets measured at fair value on a recurring basis as of December 31, 2017 and 2016 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurement at December 31, 2017
	Level 1	Level 2	Total
Description
Corporate bonds	$—	149,069	$149,069
Money market funds	32,832	—	32,832
U.S. Treasury securities	—	28,382	28,382
Asset-backed securities	—	27,738	27,738
Commercial paper	—	19,622	19,622
Agency securities	—	14,911	14,911
Total	$32,832	$239,722	$272,554
Included in cash and cash equivalents			$37,531
Included in marketable securities			$235,023

	Fair Value Measurement at December 31, 2016
	Level 1	Level 2	Total
Description
Corporate bonds	$—	$124,930	$124,930
Asset-backed securities	—	32,567	32,567
U.S. Treasury securities	—	30,585	30,585
Commercial paper	—	9,787	9,787
Agency securities	$—	$8,489	$8,489
Money market funds	$3,545	$—	$3,545
Total	$3,545	$206,358	$209,903
Included in cash and cash equivalents			$3,545
Included in marketable securities			$206,358
There were no transfers between fair value measurement levels during the years ended December 31, 2017 or 2016.
Gross unrealized gains or losses for cash equivalents and marketable securities as of December 31, 2017 and 2016 were not material. As of December 31, 2017 and 2016, there were no securities that were in an unrealized loss position for more than twelve months.
The following table classifies our marketable securities by contractual maturity as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Due in one year or less	$137,576	$131,190
Due after one year	97,447	75,168
Total	$235,023	$206,358

Derivative Instruments and Hedging

Our foreign currency exposures typically arise from expenditures associated with foreign operations and sales in foreign currencies of our products. To mitigate the effect of foreign currency fluctuations on our future cash flows and earnings, we enter into foreign currency forward contracts with certain financial institutions and designate those contracts as cash flow hedges. Our foreign currency forward contracts generally have maturities of 15 months or less. As of December 31, 2017, the balance of accumulated other comprehensive loss included an unrecognized net gain of $0.9 million related to the effective portion of changes in the fair value of foreign currency forward contracts designated as cash flow hedges. As of December 31, 2017, we have no cash collateral related to our cash flow hedges. We expect to reclassify a net gain of $1.0 million into earnings over the next 12 months associated with our cash flow hedges.

The following table presents information about our derivative instruments on the consolidated balance sheet as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$2,359	Accrued liabilities	$1,220
Total		$2,359		$1,220

	December 31, 2016
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$868	Accrued liabilities	$4,280
Total		$868		$4,280

Our foreign currency forward contracts had a total notional value of $139.7 million and $79.6 million as of December 31, 2017 and 2016, respectively.

The following table presents information about our derivative instruments on the statement of operations for the years ended December 31, 2017 and 2016 (in thousands):

		Year Ended December 31, 2017		Year Ended December 31, 2016
Derivative Instrument	Location of Loss Reclassified into Earnings	Gain Recognized in AOCI	Loss Reclassified from AOCI into Earnings	Loss Recognized in AOCI	Loss Reclassified from AOCI into Earnings
Foreign currency forward contracts	Revenue, cost of revenue, operating expenses	$3,663	$(225)	$(3,174)	$(903)
Total		$3,663	$(225)	$(3,174)	$(903)

All derivatives have been designated as hedging instruments. Amounts recognized in earnings related to excluded time value and hedge ineffectiveness were not material for the years ended December 31, 2017 and 2016.
Note 5. Property and Equipment
Property and equipment consists of the following (in thousands):

	December 31, 2017	December 31, 2016
Hosting equipment	$37,222	$35,018
Capitalized internal-use software	31,593	25,773
Leasehold improvements	28,113	25,396
Computer equipment and licensed software and patents	16,316	11,879
Furniture and fixtures	9,581	8,014
Construction in progress	11,220	7,993
Total	134,045	114,073
Less accumulated depreciation and amortization	(74,888)	(51,342)
Property and equipment, net	$59,157	$62,731

Depreciation expense was $20.3 million, $16.2 million, and $11.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Amortization expense of capitalized internal-use software was $7.7 million, $7.4 million, and $6.2 million during the years ended December 31, 2017, 2016, and 2015, respectively. The carrying value of capitalized internal-use software at December 31, 2017 and 2016 was $17.7 million and $15.4 million, respectively, including $8.7 million and $5.4 million in construction in progress, respectively.
Note 6. Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill for the two years ended December 31, 2017 are as follows (in thousands):

Balance as of December 31, 2015	$45,346
Goodwill adjustments	166
Foreign currency translation adjustments	(165)
Balance as of December 31, 2016	45,347
Goodwill acquired	13,350
Foreign currency translation adjustments	434
Balance as of December 31, 2017	$59,131
The following tables present information about our acquired intangible assets subject to amortization as of December 31, 2017 and 2016 (in thousands):

	As of December 31, 2017
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustments	Net	Weighted Average Remaining Useful Life
					(In years)
Developed technology	$17,200	$(9,835)	$(93)	$7,272	3.7
Customer relationships	2,210	(1,549)	(30)	631	2.4
	$19,410	$(11,384)	$(123)	$7,903

	As of December 31, 2016
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustments	Net	Weighted Average Remaining Useful Life
					(In years)
Developed technology	$14,000	$(6,584)	$(169)	$7,247	2.9
Customer relationships	1,800	(1,044)	(53)	703	2.3
	$15,800	$(7,628)	$(222)	$7,950
Amortization expense of acquired intangible assets for the years ended December 31, 2017 and 2016 was $3.8 million and $3.9 million, respectively.
Estimated future amortization expense as of December 31, 2017 is as follows (in thousands):

2018	$2,727
2019	2,678
2020	1,103
2021	492
2022	492
Thereafter	411
$7,903

Note 7. Commitments and Contingencies
Contractual Obligations
Leases
We lease office space under noncancelable operating leases with various expiration dates. Certain of the office space lease agreements contain rent holidays or rent escalation provisions. Rent holiday and rent escalation provisions are considered in determining the straight-line expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. For the years ended December 31, 2017, 2016, and 2015, rent expense was $12.3 million, $9.9 million, and $7.5 million, respectively. Deferred rent of $6.4 million and $6.5 million as of December 31, 2017 and 2016, respectively, is included in other liabilities.
We leased computer equipment from various parties under capital lease agreements that expired in March 2015.
As of December 31, 2017, the future minimum lease payments by year under noncancelable operating leases are as follows for the years ending December 31 (in thousands):

2018	$14,934
2019	18,938
2020	16,675
2021	14,927
2022	13,005
Thereafter	40,055
Total minimum lease payments	$118,534
Purchase obligations
As of December 31, 2017, our contractual purchase obligations, primarily related to hosting infrastructure providers, are as follows for the years ending December 31 (in thousands):

2018	38,559
2019	28,530
2020	29,270
Total purchase obligations	$96,359
Letters of Credit
As of December 31, 2017 and 2016, we had a total of $2.0 million and $2.7 million, respectively in unsecured letters of credit outstanding primarily related to our leased office space in San Francisco. These letters of credit renew annually and mature at various dates through October 31, 2022.
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
Note 8. Common Stock and Stockholders’ Equity
Common Stock
As of December 31, 2017 and 2016, 400 million shares of common stock were authorized for issuance with a par value of $0.01 per share. There were 103.1 million and 97.2 million shares of common stock issued and 103.1 million and 96.7 million shares outstanding as of December 31, 2017 and 2016, respectively. Included within the number of shares issued and outstanding were approximately three thousand and 0.1 million shares of common stock subject to repurchase, respectively.
Preferred Stock
As of December 31, 2017 and 2016, 10 million shares of preferred stock were authorized for issuance with a par value of $0.01 per share and no shares of preferred stock were issued or outstanding.
Employee Equity Plans
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan, or ESPP, eligible employees are granted options to purchase shares of our common stock through payroll deductions. The ESPP provides for eighteen month offering periods, which include three six-month purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of an offering period or the fair market value of our common stock at the end of the purchase period.
For the years ended December 31, 2017 and 2016, 0.7 million and 0.6 million shares of common stock were purchased under the ESPP. Pursuant to the terms of the ESPP, the number of shares reserved under the ESPP increased by 1.0 million shares on both January 1, 2018 and 2017. As of December 31, 2017, 3.6 million shares of common stock were available for issuance under the ESPP.
Stock Option and Grant Plans
Our board of directors adopted the 2009 Stock Option and Grant Plan, or the 2009 Plan, in July 2009. The 2009 Plan was terminated in connection with our IPO, and accordingly, no shares are available for issuance under this plan. The 2009 Plan continues to govern outstanding awards granted thereunder.
Our 2014 Stock Option and Incentive Plan, or the 2014 Plan, serves as the successor to our 2009 Plan. Pursuant to the terms of the 2014 Plan, the number of shares reserved for issuance under the 2014 Plan increased by 5.2 million and 4.8 million shares on January 1, 2018 and 2017, respectively. As of December 31, 2017, we had 8.0 million shares of common stock available for future grants under the 2014 Plan.
On May 6, 2016, the compensation committee of our board of directors granted equity awards representing 1.2 million shares. These awards were granted outside of the 2014 Plan pursuant to an exemption provided for “employment inducement awards” within the meaning of Section 303A.08 of the New York Stock Exchange Listed Company Manual and accordingly did not require approval from our stockholders.
A summary of our stock option and RSU activity for the year ended December 31, 2017 is as follows (in thousands, except per share information):

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Outstanding RSUs	Weighted Average Grant Date Fair Value
				(In years)
Outstanding — January 1, 2017	6,039	8,479	$14.52	7.49	$66,449	6,936	$20.81
Increase in authorized shares	4,833
Stock options granted	(1,203)	1,203	28.14
RSUs granted	(3,647)					3,647	28.09
Stock options exercised		(2,664)	11.97
RSUs vested						(3,145)	20.62
Stock options forfeited or canceled	579	(579)	21.49
Stock options forfeited or canceled and unavailable for grant	—	(200)	23.44
RSUs forfeited or canceled	1,400					(1,400)	22.39
RSUs forfeited or canceled and unavailable for grant	—					(211)	23.44
Outstanding — December 31, 2017	8,001	6,239	$17.31	7.11	$103,380	5,827	$25.00
Options vested and expected to vest as of December 31, 2017		5,910	$16.95	7.04	$99,958
Options vested and exercisable as of December 31, 2017		3,243	$14.01	6.40	$64,311
The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $47.1 million, $49.2 million and $66.2 million, respectively. The intrinsic value for options exercised represents the difference between the exercise price and the market value on the date of exercise. The weighted-average grant date fair value of stock options granted during the years ended December 31, 2017, 2016, and 2015 was $13.07, $11.34, and $12.44, respectively.
The intrinsic value for options outstanding represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options.
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
These assumptions are estimated as follows:

•
Expected Term. We determine the expected term based on the average period the stock options are expected to remain outstanding, generally calculated as the midpoint of the vesting term and the contractual expiration period, as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

•
Expected Volatility. We determine expected volatility based on the historical volatility of our own common stock. We applied this methodology beginning in 2017, after having obtained sufficient historical information regarding the volatility of our own common stock. In 2016 and 2015, we determined the expected volatility using a combination of the historical volatility of our publicly traded industry peers and our own common stock.

•
Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes valuation model on the yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term of the stock options for each stock option group.

•	Dividend Yield. We have not paid and do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero.
The assumptions used to estimate the fair value of stock options granted to employees are as follows:

	Year Ended December 31,
	2017	2016	2015
Expected volatility	44% - 48%	47% - 49%	49% - 54%
Dividend rate	0%	0%	0%
Risk-free interest rate	1.9% - 2.2%	1.1% - 2.0%	1.4% - 2.0%
Expected term (in years)	6.02 - 6.08	6.02 - 6.08	6.02 - 6.08

The assumptions used to estimate the fair value of ESPP awards are as follows:

	Year Ended December 31,
	2017	2016
Expected volatility	37% - 44%	42% - 48%
Dividend rate	0%	0%
Risk-free interest rate	1.02% - 1.62%	0.38% - 0.90%
Expected term (in years)	0.50 -1.50	0.50 -1.50

In the first quarter of 2017, we changed our accounting policy for share-based compensation to recognize forfeitures as they occur, as permitted by ASU 2016-09. Refer to Note 2 for additional information regarding the adoption of this standard.
In the years ended December 31, 2017, 2016 and 2015, we recorded $1.5 million, $0.7 million and none of share-based compensation expense related to accelerated vesting of share-based awards for terminated employees, respectively.
Note 9. Net Loss Per Share
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
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Net loss	$(110,638)	$(103,799)	$(84,052)
Weighted-average shares used to compute basic and diluted net loss per share	99,918	93,161	84,926
Net loss per share, basic and diluted	(1.11)	(1.11)	(0.99)
The anti-dilutive securities excluded from the shares used to calculate the diluted net loss per share are as follows (in thousands):

	As of December 31,
	2017	2016	2015
Shares subject to outstanding common stock options and employee stock purchase plan	6,343	8,556	10,844
Restricted stock units	5,827	6,936	6,417
	12,170	15,492	17,260
Note 10. Income Taxes
The components of loss before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
U.S.	$(115,674)	$(107,685)	$(85,928)
Foreign	3,518	4,879	2,214
Total	$(112,156)	$(102,806)	$(83,714)

The income tax provision is composed of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current tax provision:
Federal	$(2,636)	$—	$1
State	104	74	(3)
Foreign	1,476	3,096	1,693
	(1,056)	3,170	1,691
Deferred tax provision:
Federal	—	(49)	(16)
State	—	—	—
Foreign	(462)	(2,128)	(1,337)
Total provision for (benefit from) income taxes	$(1,518)	$993	$338

Significant components of deferred tax assets are as follows (in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Tax credit carryforward	$733	$762
Net operating loss carryforward	115,237	73,611
Share-based compensation	6,072	13,306
Accrued liabilities and reserves	3,968	4,877
Other	5,086	5,325
Total deferred tax assets	131,096	97,881
Less: valuation allowance	(126,321)	(92,125)
Deferred tax assets, net of valuation allowance	4,775	5,756
Deferred tax liabilities:
Depreciation and amortization	(3,053)	(4,474)
Net deferred tax assets	$1,722	$1,282

The following is a reconciliation of the statutory federal income tax rate and the effective tax rates:

	Year Ended December 31,
	2017	2016	2015
Tax at federal statutory rate	34.0%	34.0%	34.0%
Tax reform rate change impact	(58.2)	—	—
Excess tax benefit from share-based compensation	42.8	—	—
Valuation allowance	(20.7)	(23.3)	(29.2)
Share-based compensation	6.4	(6.1)	(5.5)
Other	(4.4)	0.3	0.3
Benefit from other comprehensive gain	1.5	—	—
Intercompany dividend	—	(5.9)	—
Effective tax rate	1.4%	(1.0)%	(0.4)%

We have not provided income taxes on foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2017 because we intend to permanently reinvest such earnings outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of December 31, 2017, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $0.4 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
As of December 31, 2017, we had net operating loss carryforwards of approximately $464.5 million for federal income taxes and $218.4 million for state income taxes. If not utilized, these carryforwards will begin to expire in 2029 for federal purposes and 2031 for state purposes. As of December 31, 2017, we had research and development credit carryforwards of approximately $7.4 million and $8.3 million for federal and state income taxes, respectively. If not utilized, the federal carryforwards will begin to expire in 2029. The state tax credit can be carried forward indefinitely. Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event that we had a change of ownership, utilization of the net operating loss and tax credit carryforwards may be restricted. In addition, we have $9.7 million of net operating loss carryforwards in France, of which approximately $3.0 million were obtained as part of our acquisition of WAC. These carryforward losses do not expire, however, utilization of these carryforwards may be subject to annual limitations. In addition, the right to the carryforward losses could be challenged if the French tax authorities determined that a significant change in the company’s actual business has occurred.
We account for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes, net operating loss carryforwards, and other tax credits measured by applying currently enacted tax laws. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. We regularly assess the need for a valuation allowance against our deferred tax assets by considering both positive and negative evidence to determine whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. We recorded a valuation allowance to fully offset our U.S. deferred tax assets, as we consider our cumulative loss in recent years to be strong negative evidence for retaining the valuation allowance. The valuation allowance increased by $34.2 million during the twelve months ended December 31, 2017. We will continue to assess the future realization of our deferred tax assets in each applicable jurisdiction and adjust the valuation allowance accordingly.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) for the two years ending December 31, 2017 is as follows (in thousands):

Balance at December 31, 2014	$5,955
Decrease from tax positions related to the prior year	(57)
Additions from tax positions related to the current year	2,605
Lapse of statutes of limitations	—
Balance at December 31, 2015	$8,503
Additions from tax positions related to the prior year	279
Additions from tax positions related to the current year	3,639
Decrease related to settlements with taxing authorities	(621)
Lapse of statutes of limitations	(14)
Balance at December 31, 2016	11,786
Additions from tax positions related to the current year	4,141
Lapse of statutes of limitations	(283)
Balance at December 31, 2017	$15,644
As of December 31, 2017, we had no interest and penalties related to the uncertain tax positions. We have elected to record interest and penalties in the financial statements as a component of provision for income taxes. Included in the balance of unrecognized tax benefits at December 31, 2017, 2016 and 2015 are potential benefits of none, $0.4 million and $0.1 million, respectively, which if recognized, would affect the effective tax rate.
We are currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate over the next 12 months.
We are subject to taxation in the United States and foreign jurisdictions. Our tax years 2009 to 2016 remain subject to examination in most jurisdictions.
On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, we revalued our ending net deferred tax assets at December 31, 2017, which were fully offset by a valuation allowance.
The Tax Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits, or E&P, through the year ended December 31, 2017. Our preliminary calculations show that we had negative net undistributed foreign E&P and are not subject to the deemed mandatory repatriation for the year ended December 31, 2017.
While the Tax Act provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income, or GILTI, provisions and the base-erosion and anti-abuse tax, or BEAT, provisions.
The GILTI provisions require us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Based on our preliminary calculations, we do not expect that we will be subject to incremental U.S. tax on GILTI income. We have elected to account for GILTI tax in the period in which it is incurred, and therefore have not provided any deferred tax impacts of GILTI in our consolidated financial statements for the year ended December 31, 2017.
The BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. We are currently beneath the revenue threshold in which this tax applies and therefore have not included any tax impacts of BEAT in our consolidated financial statements for the year ended December 31, 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118, or SAB 118, was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.
Note 11. Geographic Information
Revenue
The following table presents our revenue by geographic area, as determined based on the billing address of our customers (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$229,663	$168,479	$116,220
EMEA	123,036	87,360	59,047
Other	77,793	56,160	33,501
Total	$430,492	$311,999	$208,768
Long-Lived Assets
The following table presents our long-lived assets by geographic area (in thousands):

	As of December 31,
	2017	2016
United States	$23,609	$26,372
EMEA:
Republic of Ireland	5,019	5,703
Other EMEA	5,007	6,834
Total EMEA	10,026	12,537
APAC	7,734	8,357
Total	$41,369	$47,266

The carrying values of capitalized internal-use software and intangible assets are excluded from the balance of long-lived assets presented in the table above.
Note 12. Retirement Plans
We have a 401(k) retirement and savings plan made available to all United States employees. The 401(k) plan allows each participant to contribute up to an amount not to exceed an annual statutory maximum. We began contributing to the 401(k) plan in 2017. For the year ended December 31, 2017, we made matching contributions of $1.1 million.
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

Based on this evaluation, our management concluded that, as of December 31, 2017, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal over control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders, or the 2018 Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017 and is incorporated herein by reference.
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
Item 11. Executive Compensation.
The information required by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.

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
Item 16. Form 10-K Summary.
None.

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
2.1	Stock Purchase Agreement by and among Zendesk, Inc., We Are Cloud SAS, the Sellers set forth therein, and Rachel Delacour and Alven Capital Partners, represented by Mr. Jérémy Uzan, as the Sellers’ Representatives, dated October 13, 2015.	8-K	001-36456	2.1	October 19, 2015
2.2	Stock Purchase Agreement by and among Zendesk, Inc., We Are Cloud SAS, and the Sellers set forth therein, dated October 13, 2015.	8-K	001-36456	2.2	October 19, 2015
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36456	3.1	August 7, 2014
3.2	Amended and Restated By-laws of the Registrant.	8-K/A	001-36456	3.1	February 7, 2018
4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	333-195176	4.1	May 5, 2014
10.1#	2009 Stock Option and Grant Plan, as amended, and related form agreements.	S-1	333-195176	10.2	April 10, 2014
10.2#	2014 Stock Option and Incentive Plan, and related form agreements.
10.3#	2014 Employee Stock Purchase Plan, as amended.	10-Q	001-36456	10.2	November 6, 2014
10.4#	Form of Inducement Option Agreement.	8-K	001-36456	10.1	May 6, 2016
10.5#	Form of Inducement RSU Agreement.	8-K	001-36456	10.2	May 6, 2016
10.6#	Offer Letter between the Registrant and Adrian McDermott, dated as of June 16, 2010.	S-1	333-195176	10.7	April 10, 2014
10.7#	Offer Letter between the Registrant and John Geschke, dated as of May 30, 2012.	10-K	001-36456	10.9	February 26, 2016
10.8#	Offer Letter between the Registrant and Elena Gomez, dated as of April 6, 2016.	10-K	001-36456	10.9	February 27, 2017
10.9#	Offer Letter between the Registrant and Tom Keiser, dated as of March 29, 2016.	10-K	001-36456	10.10	February 27, 2017
10.10#	Offer Letter between the Registrant and Bryan Cox, dated as of March 24, 2016.	10-K	001-36456	10.11	February 27, 2017
10.11#	Offer Letter between the Registrant and Norman Gennarro, dated as of November 26, 2017.
10.12#	Offer Letter between the Registrant and Jeffrey Titterton, dated as of April 6, 2017.
10.13	Office Lease between the Registrant and 989 Market Street, LLC, dated as of April 29, 2011.	S-1	333-195176	10.8	April 10, 2014
10.14	First Amendment to Lease between the Registrant and 989 Market Street, LLC, dated as of June 28, 2011.	S-1	333-195176	10.9	April 10, 2014
10.15	Second Amendment to Lease between the Registrant and 989 Market Street, LLC, dated as of August 11, 2011.	S-1	333-195176	10.10	April 10, 2014

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.16	Third Amendment to Lease between the Registrant and HMC Mid-Market Ventures LLC, dated as of September 11, 2013.	S-1	333-195176	10.11	April 10, 2014
10.17	Fourth Amendment to Lease between the Registrant and ASB 989 Market, LLC, dated as of January 19, 2017.	10-Q	001-36456	10.1	May 8, 2017
10.18	Fifth Amendment to Lease between the Registrant and ASB 989 Market, LLC, dated as of August 2, 2017.	10-Q	001-36456	10.1	November 3, 2017
10.19	Lease Agreement between the Registrant and 1019 Market St. Property, LLC, dated as of September 6, 2013, as amended.	10-Q	001-36456	10.1	November 6, 2014
10.20#	Amended and Restated Non-Employee Director Compensation Policy.	8-K	001-36456	10.1	May 18, 2017
10.21#	Amended and Restated Executive Incentive Bonus Plan.	8-K	001-36456	10.1	February 11, 2015
10.22#	Zendesk, Inc. Change in Control Acceleration Plan.	8-K	001-36456	10.1	May 15, 2015
10.23#	Forms of Indemnification Agreement.	S-1	333-195176	10.1	April 10, 2014
10.24	Lease by and between Zendesk, Inc. and 1035 Market Street, LLC., dated June 22, 2016.	8-K	001-36456	10.1	June 27, 2016
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 92 of this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates management contract or compensatory plan, contract, or agreement.

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

Zendesk, Inc.

Date:	February 22, 2018	By:	/s/ Elena Gomez
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Mikkel Svane	Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)	2/22/2018
Mikkel Svane
/s/ Elena Gomez	Chief Financial Officer (Principal Financial and Accounting Officer)	2/22/2018
Elena Gomez

/s/ Carl Bass	Director	2/22/2018
Carl Bass

/s/ Hilarie Koplow-McAdams	Director	2/22/2018
Hilarie Koplow-McAdams

/s/ Michael Frandsen	Director	2/22/2018
Michael Frandsen

/s/ Caryn Marooney	Director	2/22/2018
Caryn Marooney

/s/ Elizabeth Nelson	Director	2/22/2018
Elizabeth Nelson

/s/ Dana Stalder	Director	2/22/2018
Dana Stalder

/s/ Michelle Wilson	Director	2/22/2018
Michelle Wilson