Form 10-Q
period 2018-03-31
Zendesk, Inc.
filed 2018-05-04
CIK 1463172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  x
As of April 30, 2018, there were 104,553,831 shares of the registrant’s common stock outstanding.

ZENDESK, INC.

PART I — FINANCIAL INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our future financial performance, including our revenue, cost of revenue, gross profit, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;

•	the sufficiency of our cash and cash equivalents and marketable securities to meet our liquidity needs;

•	our ability to attract and retain customers to use our products, and our ability to optimize the pricing for such products;

•	the evolution of technology affecting our products, services, and markets;

•	our ability to innovate and provide a superior customer experience;

•	our ability to successfully expand in our existing markets and into new markets;

•	the attraction and retention of qualified employees and key personnel;

•	worldwide economic conditions and their impact on information technology spending;

•	our ability to effectively manage our growth and future expenses;

•	our ability to introduce and market new products and to integrate such products into our infrastructure;

•	our ability to maintain, protect, and enhance our intellectual property;

•	our ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations;

•	our ability to securely maintain customer data;

•	our ability to service the interest on our convertible notes and repay such notes, if required;

•	our ability to maintain and enhance our brand; and

•	the increased expenses and administrative workload associated with being a public company.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ZENDESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and shares)

	March 31, 2018	December 31, 2017
	(Unaudited)	* As adjusted
Assets
Current assets:
Cash and cash equivalents	$609,229	$109,370
Marketable securities	128,751	137,576
Accounts receivable, net of allowance for doubtful accounts of $1,445 and $1,252 as of March 31, 2018 and December 31, 2017, respectively	52,738	57,096
Deferred costs	17,010	15,771
Prepaid expenses and other current assets	29,412	24,165
Total current assets	837,140	343,978
Marketable securities, noncurrent	121,754	97,447
Property and equipment, net	61,000	59,157
Deferred costs, noncurrent	16,851	15,395
Goodwill and intangible assets, net	66,316	67,034
Other assets	9,462	8,359
Total assets	$1,112,523	$591,370
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,586	$5,307
Accrued liabilities	37,633	21,876
Accrued compensation and related benefits	33,142	29,017
Deferred revenue	183,936	173,147
Total current liabilities	261,297	229,347
Convertible senior notes, net	439,953	—
Deferred revenue, noncurrent	1,334	1,213
Other liabilities	9,286	6,626
Total liabilities	711,870	237,186
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,042	1,031
Additional paid-in capital	830,741	753,568
Accumulated other comprehensive loss	(3,762)	(2,372)
Accumulated deficit	(427,368)	(398,043)
Total stockholders’ equity	400,653	354,184
Total liabilities and stockholders’ equity	$1,112,523	$591,370
* See Note 1 for a summary of adjustments.

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
		*As adjusted
Revenue	$129,791	$93,888
Cost of revenue (1)	39,056	28,107
Gross profit	90,735	65,781
Operating expenses (1):
Research and development	37,085	26,456
Sales and marketing	65,058	46,269
General and administrative	22,207	18,317
Total operating expenses	124,350	91,042
Operating loss	(33,615)	(25,261)
Other income, net	1,000	218
Loss before provision for (benefit from) income taxes	(32,615)	(25,043)
Provision for (benefit from) income taxes	(3,290)	38
Net loss	$(29,325)	$(25,081)
Net loss per share, basic and diluted	$(0.28)	$(0.26)
Weighted-average shares used to compute net loss per share, basic and diluted	103,692	97,475
(1) Includes share-based compensation expense as follows:

	Three Months Ended March 31,
	2018	2017
		* As adjusted
Cost of revenue	$3,098	$2,104
Research and development	10,231	6,914
Sales and marketing	8,007	5,524
General and administrative	5,652	4,562

* See Note 1 for a summary of adjustments.

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
		* As adjusted
Net loss	$(29,325)	$(25,081)
Other comprehensive gain (loss), before tax:
Net unrealized gain (loss) on available-for-sale investments	(636)	119
Foreign currency translation gain (loss)	(12)	576
Net unrealized gain (loss) on derivative instruments	(742)	1,526
Other comprehensive gain (loss), before tax	(1,390)	2,221
Tax effect	—	(816)
Other comprehensive gain (loss), net of tax	(1,390)	1,405
Comprehensive loss	$(30,715)	$(23,676)
* See Note 1 for a summary of adjustments.

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
		* As adjusted
Cash flows from operating activities
Net loss	$(29,325)	$(25,081)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	9,865	7,923
Share-based compensation	26,988	19,104
Amortization of deferred costs	4,510	3,179
Amortization of debt discount and issuance costs	720	—
Other	250	697
Changes in operating assets and liabilities:
Accounts receivable	3,691	(2,316)
Prepaid expenses and other current assets	(3,364)	(380)
Deferred costs	(7,043)	(4,102)
Other assets and liabilities	(12,027)	(332)
Accounts payable	1,052	1,958
Accrued liabilities	10,986	2,524
Accrued compensation and related benefits	(971)	(2,596)
Deferred revenue	10,910	6,704
Net cash provided by operating activities	16,242	7,282
Cash flows from investing activities
Purchases of property and equipment	(6,808)	(4,791)
Internal-use software development costs	(2,344)	(1,852)
Purchases of marketable securities	(78,321)	(40,758)
Proceeds from maturities of marketable securities	55,263	31,654
Proceeds from sales of marketable securities	6,982	8,602
Net cash used in investing activities	(25,228)	(7,145)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $12,937	562,063	—
Purchase of capped call related to convertible senior notes	(63,940)	—
Proceeds from exercises of employee stock options	6,193	11,689
Proceeds from employee stock purchase plan	5,096	3,844
Taxes paid related to net share settlement of share-based awards	(734)	(154)
Net cash provided by financing activities	508,678	15,379
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(35)	198
Net increase in cash, cash equivalents and restricted cash	499,657	15,714
Cash, cash equivalents and restricted cash at beginning of period	110,888	95,062
Cash, cash equivalents and restricted cash at end of period	$610,545	$110,776

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$609,229	$109,258
Restricted cash included in prepaid expenses and other current assets	682	1,075
Restricted cash included in other assets	634	443
Total cash, cash equivalents and restricted cash	$610,545	$110,776

Supplemental cash flow data
Cash paid for income taxes and interest	$918	$196
Non-cash investing and financing activities
Balance of property and equipment in accounts payable and accrued expenses	$3,504	$1,460
Property and equipment acquired through tenant improvement allowances	$1,370	$—
Share-based compensation capitalized in internal-use software development costs	$850	$694
Estimated convertible senior notes offering costs incurred but not yet paid	$850	$—
Vesting of early exercised stock options	$—	$115
*See Note 1 for a summary of adjustments.
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
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 22, 2018. There have been no changes to our significant accounting policies described in the Annual Report on Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes, except as described below.
Effective January 1, 2018, we adopted the requirements of Accounting Standards Update, or ASU 2014-09, “Revenue from Contracts with Customers” regarding Accounting Standards Codification, or ASC, Topic 606 and ASU 2016-18, “Statement of Cash Flows, Restricted Cash,” as discussed below. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standards, as indicated by “as adjusted.”
The unaudited consolidated balance sheet as of December 31, 2017 included herein was derived from the audited financial statements as of that date, giving effect to the adoption of ASC 606, as discussed below. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly our financial position, results of operations, comprehensive loss, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2018.
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
Significant items subject to such estimates and assumptions include the fair value of share-based awards, acquired intangible assets, and goodwill as well as unrecognized tax benefits, the useful lives of acquired intangible assets and property and equipment, the capitalization and estimated useful life of capitalized costs to obtain customer contracts and capitalized internal-use software, variable consideration related to revenue recognition, and financial forecasts used in currency hedging.
These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.

Concentrations of Risk
As of March 31, 2018, no customers represented 10% or greater of our total accounts receivable balance. There were no customers that individually exceeded 10% of our revenue during the three months ended March 31, 2018 or 2017.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-02, regarding ASC Topic 842 “Leases,” including subsequent amendments. This new guidance requires lessees to recognize most leases on their balance sheets as right-of-use assets with corresponding lease liabilities and eliminates certain real estate-specific provisions. The new guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. We are in the process of identifying the population of potential lease arrangements and evaluating these arrangements in the context of the new guidance. While we continue to evaluate the effect of adoption on our consolidated financial statements, we expect the adoption will result in the recognition of right-of-use assets and lease liabilities that were not previously recognized, which will increase total assets and liabilities on our consolidated balance sheet.
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
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued new revenue guidance under ASU 2014-09 that provides principles for recognizing revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the promised goods or services provided to customers. ASC 606 and ASC 340-40 also require the deferral of incremental costs of obtaining contracts with customers and subsequent amortization of those costs over the period of anticipated benefit. Collectively, we refer to this guidance as “ASC 606.”
We adopted ASC 606 on January 1, 2018, utilizing the full retrospective method of transition. The adoption resulted in changes to our accounting policies for revenue recognition and incremental costs to acquire contracts, as described below. We applied ASC 606 using the following practical expedients:

•
consideration allocated to the remaining performance obligations and an explanation of when we expect to recognize that amount as revenue is not disclosed for comparative periods prior to the adoption date;

•	completed contracts that included variable consideration utilize the final transaction price rather than an estimation of variable consideration for comparative periods prior to the adoption date; and

•	costs of obtaining contracts with customers are expensed when the amortization period would have been one year or less.
The effect of adopting ASC 606 on our 2017 and 2016 revenues was not material. The primary effect relates to the deferral of sales commissions and other incremental costs to acquire contracts, which we historically expensed as incurred. The impact of adoption is summarized in the tables below. Under ASC 606, all incremental costs to acquire contracts are capitalized and amortized on a straight-line basis over the anticipated period of benefit, which we have determined to be three years.

In August 2016, the FASB issued ASU 2016-15, regarding ASC Topic 230 “Statement of Cash Flows.” This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We adopted this standard in the first quarter of 2018. The adoption did not have an effect on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows - Restricted Cash,” which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. We adopted this standard in the first quarter of 2018 on a retrospective basis, resulting in an immaterial change to our previously reported statements of cash flows for the three months ended March 31, 2017, which is summarized in the table below.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations - Clarifying the Definition of a Business,” which clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. We adopted this standard in the first quarter of 2018. The adoption did not have an effect on our consolidated financial statements.
In March 2018, the FASB issued ASU 2018-05, which amends ASC Topic 740 “Income Taxes” to conform with SEC Staff Accounting Bulletin 118, issued in December 2017. The guidance was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. The standard is effective upon issuance. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. We are continuing our analysis and expect to finalize our assessment by the fourth quarter of 2018.

We adjusted our condensed consolidated financial statements from amounts previously reported due to the adoption of ASC 606 and ASU 2016-18. Select unaudited condensed consolidated balance sheet line items, which reflect the adoption of ASC 606 are as follows (in thousands):

	December 31, 2017
	As Previously Reported	Adjustments	As Adjusted
Assets
Deferred costs	$—	$15,771	$15,771
Deferred costs, noncurrent	—	15,395	15,395
Liabilities and stockholders’ equity
Deferred revenue	$174,524	$(1,377)	$173,147
Accumulated deficit	$(430,586)	$32,543	$(398,043)
Select unaudited condensed consolidated statement of operations line items, which reflect the adoption of ASC 606 are as follows (in thousands):

	Three Months Ended March 31, 2017
	As Previously Reported	Adjustments	As Adjusted
Revenue	$93,007	$881	$93,888
Operating expenses:
Sales and marketing	47,301	(1,032)	46,269
Operating loss	(27,174)	1,913	(25,261)
Net loss	$(26,994)	$1,913	$(25,081)
Net loss per share, basic and diluted	$(0.28)	$0.02	$(0.26)

Select unaudited condensed consolidated statement of cash flows line items, which reflect the adoption of ASC 606 and ASU 2016-18 are as follows (in thousands):

	Three Months Ended March 31, 2017
	As Previously Reported	Adjustments	As Adjusted
Cash flow from operating activities
Net loss	$(26,994)	$1,913	$(25,081)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	19,213	(109)	19,104
Amortization of deferred costs	—	3,179	3,179
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(513)	133	(380)
Deferred costs	—	(4,102)	(4,102)
Deferred revenue	7,585	(881)	6,704
Net cash provided by operating activities	7,149	133	7,282
Net increase in cash, cash equivalents and restricted cash	15,581	133	15,714
Cash, cash equivalents and restricted cash at beginning of period	93,677	1,385	95,062
Cash, cash equivalents and restricted cash at end of period	$109,258	$1,518	$110,776
We have also updated our significant accounting policies in connection with the adoption of ASC 606:

Revenue Recognition
We generate substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on Zendesk Support and, to a lesser extent, Chat, Talk and Guide. In addition, we generate revenue by providing additional features to certain of our subscription plans for a fee that is incremental to the base subscription rate for such plans. Subscription service arrangements are generally non-cancelable and do not provide for refunds to customers in the event of cancellations or any other right of return. We record revenue net of sales or excise taxes.
We derive an immaterial amount of revenue from implementation and training services, for which we recognize revenue upon completion. We also derive an immaterial amount of revenue from Talk credits, for which we recognize revenue based on usage.
Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, the performance obligation is satisfied
Subscription revenue is recognized on a ratable basis over the contractual subscription term of the arrangement beginning on the date that our service is made available to the customer. Payments received in advance of services being rendered are recorded as deferred revenue.
In limited circumstances, certain customers have arrangements that provide for a maximum number of users over the subscription term, with usage measured monthly. Incremental fees are incurred when the maximum number of users is exceeded. In determining the transaction price for these arrangements, we evaluate the expected usage pattern to estimate any incremental fees that we are entitled to throughout the subscription term and recognize revenue ratably over the subscription term. In making these assessments, we constrain our estimates based on factors that could lead to a probable reversal of revenue.
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
Costs to Obtain Customer Contracts
Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized and amortized on a straight-line basis over the anticipated period of benefit, which we have estimated to be three years. We determined the period of benefit by taking into consideration the length of our customer contracts, our technology lifecycle, and other factors. Amortization expense is recorded in sales and marketing expense within our consolidated statement of operations.
Deferred Revenue
We invoice customers for subscriptions to our products in monthly, quarterly, or annual installments. Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized. The term between invoicing and when payment is due is not significant and we do not provide financing arrangements to customers. Deferred revenue associated with performance obligations that are anticipated to be satisfied, and thus revenue recognized, during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent deferred revenue. Deferred revenue associated with implementation, Talk usage, and training services was immaterial as of December 31, 2017 and March 31, 2018.
We invoice customers based on billing schedules established in our contracts. Accounts receivable are recorded when the right to consideration becomes unconditional.
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

Note 3. Financial Instruments

Investments
The following tables present information about our financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurement at March 31, 2018
	Level 1	Level 2	Total
Description
Money market funds	$374,729	$—	$374,729
Corporate bonds	—	170,795	170,795
Commercial paper	—	33,495	33,495
Asset-backed securities	—	31,533	31,533
U.S. treasury securities	—	17,789	17,789
Agency securities	—	14,914	14,914
Total	$374,729	$268,526	$643,255
Included in cash and cash equivalents			$392,750
Included in marketable securities			$250,505

	Fair Value Measurement at December 31, 2017
	Level 1	Level 2	Total
Description
Corporate bonds	$—	$149,069	$149,069
Money market funds	32,832	—	32,832
U.S. treasury securities	—	28,382	28,382
Asset-backed securities	—	27,738	27,738
Commercial paper	—	19,622	19,622
Agency securities	—	14,911	14,911
Total	$32,832	$239,722	$272,554
Included in cash and cash equivalents			$37,531
Included in marketable securities			$235,023

As of March 31, 2018 and December 31, 2017, there were no securities within Level 3 of the fair value hierarchy. There were no transfers between fair value measurement levels during the three months ended March 31, 2018. Gross unrealized gains and losses for cash equivalents and marketable securities as of March 31, 2018 and December 31, 2017 were not material. Unrealized losses for securities that have been in an unrealized loss position for more than 12 months as of March 31, 2018 and December 31, 2017 were not material.
The following table classifies our marketable securities by contractual maturity (in thousands):

	March 31, 2018	December 31, 2017
Due in one year or less	$128,751	$137,576
Due after one year	121,754	97,447
Total	$250,505	$235,023

For our other financial instruments, including accounts receivable, accounts payable, and other current liabilities, the carrying amounts approximate their fair values due to the relatively short maturity of these balances.

Derivative Instruments and Hedging
Our foreign currency exposures typically arise from expenditures associated with foreign operations and sales in foreign currencies of our products. To mitigate the effect of foreign currency fluctuations on our future cash flows and earnings, we enter into foreign currency forward contracts with certain financial institutions and designate those contracts as cash flow hedges. Our foreign currency forward contracts generally have maturities of 15 months or less. As of March 31, 2018, the balance of accumulated other comprehensive loss included an unrecognized net gain of $0.2 million related to the effective portion of changes in the fair value of foreign currency forward contracts designated as cash flow hedges. We expect to reclassify a net gain of $0.4 million into earnings over the next 12 months associated with our cash flow hedges.
The following tables present information about our derivative instruments on our consolidated balance sheets (in thousands):

	March 31, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$2,716	Accrued liabilities	$1,945
Total		$2,716		$1,945

	December 31, 2017
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$2,359	Accrued liabilities	$1,220
Total		$2,359		$1,220

Our foreign currency forward contracts had a total notional value of $174.2 million and $139.7 million as of March 31, 2018 and December 31, 2017, respectively. We have a master netting arrangement with each of our counterparties, which permits net settlement of multiple, separate derivative contracts with a single payment. We may also be required to exchange cash collateral with certain of our counterparties on a regular basis. ASC 815 permits companies to present the fair value of derivative instruments on a net basis according to master netting arrangements. We have elected to present our derivative instruments on a gross basis in our consolidated financial statements. As of March 31, 2018 and December 31, 2017, there was no cash collateral posted with counterparties.
The following table presents information about our derivative instruments on our condensed consolidated statements of operations (in thousands):

		Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
Hedging Instrument	Location of Gain (Loss) Reclassified into Earnings	Gain Recognized in AOCI	Gain Reclassified from AOCI into Earnings	Gain Recognized in AOCI	Loss Reclassified from AOCI into Earnings
Foreign currency forward contracts	Revenue, cost of revenue, operating expenses	$319	$1,061	$993	$(533)
Total		$319	$1,061	$993	$(533)
All derivatives have been designated as hedging instruments. Amounts recognized in earnings related to excluded time value and hedge ineffectiveness for the three months ended March 31, 2018 and 2017 were not material.

Convertible Senior Notes
As of March 31, 2018, the fair value of our convertible senior notes was $587.2 million. The fair value was determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.
Note 4. Costs to Obtain Customer Contracts
The balances of deferred costs to obtain customer contracts were $33.9 million and $31.2 million as of March 31, 2018 and December 31, 2017, respectively. Amortization expense for these deferred costs was $4.5 million and $3.2 million for the three months ended March 31, 2018 and 2017, respectively. There was no impairment loss related to these deferred costs for the periods presented.

Note 5. Property and Equipment
Property and equipment, net consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Hosting equipment	$36,410	$37,222
Capitalized internal-use software	33,103	31,593
Leasehold improvements	29,066	28,113
Computer equipment and licensed software and patents	17,955	16,316
Furniture and fixtures	9,902	9,581
Construction in progress	16,531	11,220
Total	142,967	134,045
Less: accumulated depreciation and amortization	(81,967)	(74,888)
Property and equipment, net	$61,000	$59,157

Depreciation expense was $6.3 million and $4.8 million for the three months ended March 31, 2018 and 2017, respectively.
Amortization expense of capitalized internal-use software was $1.5 million and $2.1 million for the three months ended March 31, 2018 and 2017, respectively. We recorded an impairment loss of $1.8 million to construction in progress during the three months ended March 31, 2018, which was included within research and development expenses on our consolidated statement of operations. The carrying value of capitalized internal-use software at March 31, 2018 and December 31, 2017 was $17.6 million and $17.7 million, respectively, including $8.7 million of construction in progress for both periods.
Note 6. Goodwill and Acquired Intangible Assets
The balance of goodwill as of March 31, 2018 was $59.1 million and there were no changes in the carrying amount of goodwill for the three months ended March 31, 2018.

Acquired intangible assets subject to amortization consist of the following (in thousands):

	As of March 31, 2018
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
				(In years)
Developed technology	$17,200	$(10,540)	$6,660	3.5
Customer relationships	2,210	(1,685)	525	2.3
	$19,410	$(12,225)	$7,185

	As of December 31, 2017
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustments	Net	Weighted Average Remaining Useful Life
					(In years)
Developed technology	$17,200	$(9,835)	$(93)	$7,272	3.7
Customer relationships	2,210	(1,549)	(30)	631	2.4
	$19,410	$(11,384)	$(123)	$7,903

Amortization expense of acquired intangible assets was $0.7 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively.
Estimated future amortization expense as of March 31, 2018 is as follows (in thousands):

Remainder of 2018	$2,015
2019	2,674
2020	1,102
2021	492
2022	492
2023	410
$7,185

Note 7. 0.25% Convertible Senior Notes and Capped Call

In March 2018, we issued $500.0 million aggregate principal amount of 0.25% convertible senior notes due March 15, 2023 in a private offering and an additional $75.0 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the initial purchasers, collectively the “Notes.” The Notes are unsecured obligations and bear interest at a fixed rate of 0.25% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2018. The total net proceeds from the offering, after deducting initial purchase discounts and estimated debt issuance costs, are approximately $561.2 million.

Each $1,000 principal amount of the Notes will initially be convertible into 15.8554 shares of our common stock, the “Conversion Option,” which is equivalent to an initial conversion price of approximately $63.07 per share, subject to adjustment upon the occurrence of specified events. The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 15, 2022, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, the “Measurement Period,” in which the trading price per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events (as set forth in the indenture). On or after December 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. If certain specified fundamental changes occur (as set forth in the indenture) prior to the maturity date, holders of the Notes may require us to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, we will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. It is our current intent and policy to settle conversions through combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of Notes. During the three months ended March 31, 2018, the conditions allowing holders of the Notes to convert have not been met. The Notes are therefore not convertible during the three months ended March 31, 2018 and are classified as long-term debt.

In accounting for the transaction, the Notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the Conversion Option was $125.0 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount, the “Debt Discount,” is amortized to interest expense over the contractual term of the Notes at an effective interest rate of 5.26%.

In accounting for the debt issuance costs of $13.8 million related to the Notes, we allocated the total amount incurred to the liability and equity components of the Notes based on their relative values. Issuance costs attributable to the liability component were $10.8 million and will be amortized to interest expense using the effective interest method over the contractual term of the Notes. Issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital.

The net carrying amount of the liability component of the Notes is as follows (in thousands):

	March 31, 2018	December 31, 2017
Principal	$575,000	$—
Unamortized Debt Discount	(124,305)	—
Unamortized issuance costs	(10,742)	—
Net carrying amount	$439,953	$—

The net carrying amount of the equity component of the Notes is as follows (in thousands):

	March 31, 2018	December 31, 2017
Debt Discount for Conversion Option	$124,976	$—
Issuance costs	(2,997)	—
Net carrying amount	$121,979	$—

Interest expense related to the Notes is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Contractual interest expense	$44	$—
Amortization of Debt Discount	671	—
Amortization of issuance costs	49	—
Total interest expense	$764	$—

In connection with the pricing of the Notes, we entered into privately negotiated capped call transactions with certain counterparties, the “Capped Calls.” The Capped Calls each have an initial strike price of approximately $63.07 per share, subject to certain adjustments, which correspond to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $95.20 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 9.1 million shares of our common stock. Conditions that cause adjustments to the initial strike price of the Capped Calls mirror conditions that result in corresponding adjustments for the Notes. The Capped Calls are generally intended to reduce or offset the potential dilution to our common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The cost of $63.9 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.

The difference between the Debt Discount and the total cost of the Capped Call, and the difference between the calculation of the book and tax allocation of debt issuance costs between the liability and equity components of the Notes, resulted in a difference between the carrying amount and tax basis of the Notes. This taxable temporary difference resulted in the recognition of a $13.8 million net deferred tax liability which was recorded as an adjustment to additional paid-in capital. The creation of the deferred tax liability represents a source of future taxable income which supports realization of a portion of the income tax benefit associated with our loss from operations. Therefore, applying the guidance in ASC 740 to an interim reporting period, we recorded an income tax benefit of $4.1 million in our consolidated statement of operations for the three months ended March 31, 2018. This represents applying an estimated effective tax rate resulting from the recognition of the deferred tax asset to the pre-tax loss for the quarter.

The net impact to our stockholders' equity, included in additional paid-in capital, of the above components of the Notes is as follows (in thousands):

Conversion Option	$124,976
Purchase of Capped Calls	(63,940)
Issuance costs	(2,997)
Net deferred tax liability	(13,784)
Total	$44,255
Note 8. Commitments and Contingencies
Contractual Obligations
We lease office space under noncancelable operating leases with various expiration dates. Certain of the office space lease agreements contain rent holidays or rent escalation provisions. Rent holiday and rent escalation provisions are considered in determining the straight-line expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Rent expense was $4.4 million and $2.7 million for the three months ended March 31, 2018 and 2017, respectively.

There were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the year ended December 31, 2017.
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
Note 9. Common Stock and Stockholders’ Equity

Common Stock
As of March 31, 2018 and December 31, 2017, there were 400 million shares of common stock authorized for issuance with a par value of $0.01 per share and 104.3 million and 103.1 million shares were issued and outstanding, respectively.
Preferred Stock
As of each of March 31, 2018 and December 31, 2017, there were 10 million shares of preferred stock authorized for issuance with a par value of $0.01 per share and no shares of preferred stock were issued or outstanding.
Employee Equity Plans
Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan, or ESPP, eligible employees are granted options to purchase shares of our common stock through payroll deductions. The ESPP provides for 18-month offering periods, which include three six-month purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of an offering period or the fair market value of our common stock at the end of the purchase period. No shares of common stock were purchased under the ESPP during the three months ended March 31, 2018. Pursuant to the terms of the ESPP, the number of shares reserved under the ESPP increased by 1.0 million shares on January 1, 2018. As of March 31, 2018, 4.6 million shares of common stock were available for issuance under the ESPP.
Stock Option and Grant Plans
Our board of directors adopted the 2009 Stock Option and Grant Plan, or the 2009 Plan, in July 2009. The 2009 Plan was terminated in connection with our initial public offering in May 2014, and accordingly, no shares are available for issuance under this plan. The 2009 Plan continues to govern outstanding awards granted thereunder.
Our 2014 Stock Option and Incentive Plan, or the 2014 Plan, serves as the successor to our 2009 Plan. Pursuant to the terms of the 2014 Plan, the number of shares reserved for issuance under the 2014 Plan increased by 5.2 million shares on January 1, 2018. As of March 31, 2018, we had 10.0 million shares of common stock available for future grants under the 2014 Plan.
On May 6, 2016, the compensation committee of our board of directors granted equity awards representing 1.2 million shares. These awards were granted outside of the 2014 Plan pursuant to an exemption provided for “employment inducement awards” within the meaning of Section 303A.08 of the New York Stock Exchange Listed Company Manual and accordingly did not require approval from our stockholders.
A summary of our stock option and restricted stock unit, or RSU, activity for the three months ended March 31, 2018 is as follows (in thousands, except per share information):

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Outstanding RSUs	Weighted Average Grant Date Fair Value
				(In years)
Outstanding — January 1, 2018	8,001	6,239	$17.31	7.11	$103,380	5,827	$25.00
Increase in authorized shares	5,156
Stock options granted	(617)	617	39.34
RSUs granted	(2,881)					2,881	36.90
Stock options exercised		(454)	13.63
RSUs vested						(688)	24.68
Stock options forfeited or canceled	68	(68)	28.61
RSUs forfeited or canceled	245					(245)	28.89
RSUs forfeited or canceled and unavailable for grant						(7)	23.44
Outstanding — March 31, 2018	9,972	6,334	$19.60	7.20	$179,135	7,768	$29.32

The RSUs forfeited or canceled and unavailable for grant relate to our employment inducement awards. The aggregate intrinsic value for options outstanding represents the difference between the closing market price of our common stock and the exercise price of outstanding, in-the-money options.
As of March 31, 2018, we had a total of $258.3 million in future share-based compensation expense related to all equity awards to be recognized over a weighted average period of 2.9 years.

Note 10. Deferred Revenue and Performance Obligations
During the three months ended March 31, 2018 and 2017, $85.7 million and $63.0 million of revenue was recognized that was included in the deferred revenue balances at the beginning of each period, respectively.
The aggregate balance of unsatisfied performance obligations as of March 31, 2018 was $286.8 million. We expect to recognize $235.0 million of the balance as revenue in the next 12 months and the remainder thereafter.

Note 11. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including those related to outstanding share-based awards and our convertible senior notes, to the extent dilutive. Basic and diluted net loss per share were the same for each period presented as the inclusion of all potential common stock outstanding would have been anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
		* As adjusted
Net loss	$(29,325)	$(25,081)
Weighted-average shares used to compute basic and diluted net loss per share	103,692	97,475
Net loss per share, basic and diluted	$(0.28)	$(0.26)
*Adjusted to reflect the adoption of ASC 606 (see Note 1).

The anti-dilutive securities related to share-based compensation excluded from the shares used to calculate diluted net loss per share are as follows (in thousands):

	As of March 31,
	2018	2017
Shares subject to outstanding common stock options and employee stock purchase plan	6,646	7,647
Restricted stock units	7,768	6,517
	14,414	14,164

Additionally, the 9.1 million shares underlying the conversion option in the convertible senior notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. Additionally, the convertible senior notes are not convertible as of March 31, 2018. We expect to settle the principal amount of the convertible senior notes in cash and therefore use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share when the average market price of our common stock for a given period exceeds the initial conversion price of $63.07 per share for the convertible senior notes. During the three months ended March 31, 2018, the average market price of our common stock did not exceed the conversion price.
Note 12. Income Taxes
We reported a benefit from income taxes of $3.3 million in the three months ended March 31, 2018 primarily due to the recognition of an income tax benefit of $4.1 million related to taxable temporary differences of the convertible senior notes and the capped call. We reported a provision for income taxes of $38 thousand for the three months ended March 31, 2017. The effective tax rate for each period differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for U.S. losses due to having a full valuation allowance against U.S. deferred tax assets.
Note 13. Geographic Information

Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.
Revenue
The following table presents our revenue by geographic area, as determined based on the billing address of our customers (in thousands):

	Three Months Ended March 31,
	2018	2017
		*As adjusted
United States	$68,354	$50,699
EMEA	37,872	26,289
Other	23,565	16,900
Total	$129,791	$93,888
*Adjusted to reflect the adoption of ASC 606 (see Note 1).
Long-Lived Assets
The following table presents our long-lived assets by geographic area (in thousands):

	As of March 31, 2018	As of December 31, 2017
United States	$21,531	$23,609
EMEA:
Republic of Ireland	9,805	5,019
Other EMEA	4,147	5,007
Total EMEA	13,952	10,026
APAC	7,792	7,734
Total	$43,275	$41,369

The carrying values of capitalized internal-use software and intangible assets are excluded from the balance of long-lived assets presented in the table above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 22, 2018. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.
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
We believe in developing products that serve organizations of all sizes and across all industries. The flagship product in our family, Zendesk Support, provides organizations with the ability to track, prioritize, and solve customer support tickets across multiple channels, bringing customer information and interactions into one place. Our other widely available products integrate with Support and include Zendesk Chat, Zendesk Talk, and Zendesk Guide. Chat is live chat software that provides a fast and responsive way for organizations to connect with their customers. Talk is cloud-based call center software that facilitates personal and productive phone support conversations between organizations and their customers. Guide is a self-service destination that organizations can use to provide articles, interactive forums, and a community that help an organization's customers help themselves. We offer a range of subscription account plans for our products that vary in price based on functionality, type, and the amount of product support we offer. We also offer a range of additional features that customers can purchase and add to their subscriptions.
For the three months ended March 31, 2018 and 2017, our revenue was $129.8 million and $93.9 million, respectively, representing a 38% growth rate. For the three months ended March 31, 2018 and 2017, we derived $61.4 million, or 47%, and $43.2 million, or 46%, respectively, of our revenue from customers located outside of the United States. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. For the three months ended March 31, 2018 and 2017, we generated net losses of $29.3 million and $25.1 million, respectively.
The growth of our business and our future success depend on many factors, including our ability to continue to innovate, develop a unified omnichannel customer experience, build brand recognition and a scalable product for larger enterprises, maintain our leadership in the small and medium-sized business market, add new customers, generate additional revenue from our existing customer base, and increase our global customer footprint. While these areas represent significant opportunities for us, we also face significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. We anticipate that we will continue to expand our operations and headcount in the near term. The expected expenditures that we anticipate will be necessary to manage our anticipated growth, including personnel costs, expenditures relating to hosting capabilities, leasehold improvements, and related fixed assets, will make it more difficult for us to achieve profitability in the near term. Many of these investments will occur in advance of us experiencing any direct benefit and will make it difficult to determine if we are allocating our resources efficiently.
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
Number of Paid Customer Accounts. We believe that our ability to increase our number of paid accounts using our products is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. We define the number of paid customer accounts as the sum of the number of accounts on Zendesk Support, exclusive of our legacy Starter plan, free trials, or other free services, the number of accounts on Chat, exclusive of free trials or other free services, and the number of accounts on all of our other products, exclusive of free trials and other free services, each as of the end of the period and as identified by a unique account identifier. Use of Support, Chat, and our other products requires separate subscriptions and each of these accounts are treated as a separate paid customer account. Existing customers may also expand their utilization of our products by adding new accounts and a single consolidated organization or customer may have multiple accounts across each of our products to service separate subsidiaries, divisions, or work processes. Each of these accounts is also treated as a separate paid customer account. An increase in the number of paid customer accounts generally correlates to an increase in the number of authorized agents licensed to use our products, which directly affects our revenue and results of operations. We view growth in this metric as a measure of our success in converting new sales opportunities. We had approximately 125,500 paid customer accounts as of March 31, 2018, including approximately 67,800 paid customer accounts on Support, approximately 47,700 paid customer accounts on Chat, and approximately 10,000 paid customer accounts on our other products. As the total number of paid customer accounts increases, we expect the rate of growth in the number of paid customer accounts to decline.
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

We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate monthly recurring revenue across our products from the paid customer accounts on Support and Chat as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate monthly recurring revenue across our products from the same customer base included in our measure of base revenue at the end of the annual period being measured. Our dollar-based net expansion rate is also adjusted to eliminate the effect of certain activities that we identify involving the transfer of agents between paid customer accounts, consolidation of customer accounts, or the split of a single paid customer account into multiple paid customer accounts. In addition, our dollar-based net expansion rate is adjusted to include paid customer accounts in the customer base used to determine retained revenue net of contraction and churn that share common corporate information with customers in the customer base that is used to determine our base revenue. Giving effect to this consolidation results in our dollar-based net expansion rate being calculated across approximately 95,800 customers, as compared to the approximately 125,500 total paid customer accounts as of March 31, 2018. To the extent that we can determine that the underlying customers do not share common corporate information, we do not aggregate paid customer accounts associated with reseller and other similar channel arrangements for the purposes of determining our dollar-based net expansion rate. While not material, we believe the failure to account for these activities would otherwise skew our dollar-based net expansion metrics associated with customers that maintain multiple paid customer accounts across their products, and paid customer accounts associated with reseller and other similar channel arrangements.
Our dollar-based net expansion rate was 120% as of March 31, 2018. We expect that, among other factors, our continued focus on adding larger paid customer accounts at the time of addition and the growth in our revenue will result in an overall decline in our dollar-based net expansion rate over time as our aggregate monthly recurring revenue grows.
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
Subscription fees are generally non-refundable regardless of the actual use of the service. Subscription revenue is typically affected by the number of customer accounts, number of agents, and the type of plan purchased by our customers, and is recognized ratably over the term of the arrangement beginning on the date that our services are made available to our customers. Subscription services purchased online are typically paid for via a credit card on the date of purchase while subscription services purchased through our internal sales organization are generally billed with monthly, quarterly, or annual payment frequencies. Due to our mixed contract lengths and billing frequencies, the annualized value of the arrangements we enter into with our customers may not be fully reflected in deferred revenue at any single point in time. Accordingly, we do not believe that the change in deferred revenue for any period is an accurate indicator of future revenue for a given period of time. Additionally, because of the mix of contract lengths, customer purchasing patterns, and renewal patterns for our products, we do not believe that the amount of unsatisfied performance obligations, or any backlog calculated therefrom, measured as of any particular determination date, or period-over-period changes in such amounts, are accurate predictors of our future revenue for any future period, and we caution you not to rely on such amounts for that purpose.
We derive an immaterial amount of revenue from implementation and training services, for which we recognize revenue upon completion. We also derive an immaterial amount of revenue from Talk, for which we recognize revenue based on usage.
Cost of Revenue, Gross Margin, and Operating Expenses
Cost of Revenue. Cost of revenue consists primarily of personnel costs (including salaries, share-based compensation, and benefits) for employees associated with our infrastructure, product support, and professional service organizations, and expenses for hosting capabilities, including third-party managed hosting services and depreciation from our self-managed colocation data centers. Cost of revenue also includes third-party license fees, payment processing fees, amortization expense associated with capitalized internal-use software, amortization expense associated with acquired intangible assets, and allocated shared costs. We allocate shared costs such as facilities, information technology, and security costs to all departments based on headcount. As such, allocated shared costs are reflected in cost of revenue and each operating expense category.
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
Sales and Marketing. Sales and marketing expenses consist of personnel costs (including salaries, share-based compensation, sales commissions, and benefits) for employees associated with our sales and marketing organizations, costs of marketing activities, and allocated shared costs. Marketing activities include online lead generation, advertising, promotional events, and public and community relations. Sales commissions are considered incremental costs of obtaining customer contracts and are capitalized and amortized on a straight-line basis over the anticipated period of benefit, which we have determined to be three years.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income from marketable securities, foreign currency gains and losses, and interest expense from our convertible senior notes.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended March 31,
	2018	2017
		* As adjusted
Revenue	$129,791	$93,888
Cost of revenue (1)	39,056	28,107
Gross profit	90,735	65,781
Operating expenses (1):
Research and development	37,085	26,456
Sales and marketing	65,058	46,269
General and administrative	22,207	18,317
Total operating expenses	124,350	91,042
Operating loss	(33,615)	(25,261)
Other income, net	1,000	218
Loss before provision for (benefit from) income taxes	(32,615)	(25,043)
Provision for (benefit from) income taxes	(3,290)	38
Net loss	$(29,325)	$(25,081)
______________
(1) Includes share-based compensation expense as follows:

	Three Months Ended March 31,
	2018	2017
		* As adjusted
Cost of revenue	$3,098	$2,104
Research and development	10,231	6,914
Sales and marketing	8,007	5,524
General and administrative	5,652	4,562

	Three Months Ended March 31,
	2018	2017
		* As adjusted
Revenue	100.0%	100.0%
Cost of revenue (2)	30.1	29.9
Gross profit	69.9	70.1
Operating expenses (2):
Research and development	28.6	28.2
Sales and marketing	50.1	49.3
General and administrative	17.1	19.5
Total operating expenses	95.8	97.0
Operating loss	(25.9)	(26.9)
Other income, net	0.8	0.2
Loss before provision for (benefit from) income taxes	(25.1)	(26.7)
Provision for (benefit from) income taxes	(2.5)	—
Net loss	(22.6)%	(26.7)%
______________
(2) Includes share-based compensation expense as follows:

	Three Months Ended March 31,
	2018	2017
		* As adjusted
Cost of revenue	2.4%	2.2%
Research and development	7.9	7.4
Sales and marketing	6.2	5.9
General and administrative	4.4	4.9
*Adjusted to reflect the adoption of ASC 606. See Note 1 of the notes to our condensed consolidated financial statements.
Revenue

	Three Months Ended March 31,
	2018	2017	% Change
		* As adjusted
	(In thousands, except percentages)
Revenue	$129,791	$93,888	38%
Revenue increased $35.9 million, or 38%, in the three months ended March 31, 2018 compared to the same period in 2017. Of the total increase in revenue, $14.0 million, or 39%, was attributable to revenue from new customer accounts acquired from April 1, 2017 through March 31, 2018, net of churn and contraction, and $21.9 million, or 61%, was attributable to revenue from accounts existing on or before March 31, 2017, net of churn and contraction.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2018	2017	% Change
		* As adjusted
	(In thousands, except percentages)
Cost of revenue	$39,056	$28,107	39%
Gross margin	69.9%	70.1%
Cost of revenue increased $10.9 million, or 39%, in the three months ended March 31, 2018 compared to the same period in 2017. The overall increase was primarily due to increased hosting costs of $5.1 million and increased employee compensation-related costs of $3.7 million. The increase in hosting costs was driven by an increase in expenditures for third-party managed hosting services and accelerated depreciation expense for our self-managed colocation data centers in connection with our transition to third-party managed hosting services. The increase in employee compensation-related costs was driven by headcount growth. Further contributing to the overall increase was an increase in allocated shared facilities and information technology costs of $1.4 million.
Our gross margin decreased by 0.2 percentage points in the three months ended March 31, 2018 compared to the same period in 2017, driven primarily by increased hosting costs in connection with our transition to third-party managed hosting services. The overall decrease was partially offset by lower amortization of certain acquired intangible assets and capitalized internal-use software, and our ability to increase revenue with a more moderate increase in headcount.
Operating Expenses
Research and Development Expenses

	Three Months Ended March 31,
	2018	2017	% Change
	(In thousands, except percentages)
Research and development	$37,085	$26,456	40%
Research and development expenses increased $10.6 million, or 40%, in the three months ended March 31, 2018 compared to the same period in 2017. The overall increase was primarily due to increased employee compensation-related costs of $7.5 million, driven by headcount growth, an asset impairment loss of $1.8 million, and an increase in allocated shared costs of $1.5 million.
Sales and Marketing Expenses

	Three Months Ended March 31,
	2018	2017	% Change
		* As adjusted
	(In thousands, except percentages)
Sales and marketing	$65,058	$46,269	41%
*Adjusted to reflect the adoption of ASC 606. See Note 1 of the notes to our condensed consolidated financial statements.
Sales and marketing expenses increased $18.8 million, or 41%, in the three months ended March 31, 2018 compared to the same period in 2017. The overall increase was primarily due to increased employee compensation-related costs, including amortization of deferred commissions, of $13.3 million, driven by headcount growth, and an increase in marketing program costs of $2.4 million. The increase in marketing program costs was primarily driven by increased advertising activities. Further contributing to the overall increase was an increase in allocated shared costs of $2.7 million.
General and Administrative Expenses

	Three Months Ended March 31,
	2018	2017	% Change
	(In thousands, except percentages)
General and administrative	$22,207	$18,317	21%
General and administrative expenses increased $3.9 million, or 21% in the three months ended March 31, 2018 compared to the same period in 2017. The overall increase was primarily due to increased employee compensation-related costs of $2.7 million, driven by headcount growth, and an increase in allocated shared costs of $0.8 million.
Liquidity and Capital Resources
As of March 31, 2018, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $859.7 million, which were held for working capital and general corporate purposes. Our cash equivalents and marketable securities are comprised of money market funds, corporate bonds, commercial paper, asset-backed securities, U.S. treasury securities, and agency securities.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
		*As adjusted
Net cash provided by operating activities	$16,242	$7,282
Net cash used in investing activities	(25,228)	(7,145)
Net cash provided by financing activities	508,678	15,379
*Adjusted to reflect the adoption of ASC 606 and ASU 2016-18. See Note 1 of the notes to our condensed consolidated financial statements.
To date, we have financed our operations primarily through customer payments for subscription services, the issuance of our convertible senior notes, and public and private equity financings. We believe that our existing cash, cash equivalents, and marketable securities balances, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
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
Operating Activities
Our largest source of operating cash inflows is cash collections from our customers. Our primary uses of cash from operating activities are for employee-related expenditures, hosting costs, office facilities, and marketing programs.
Net cash provided by operating activities in the three months ended March 31, 2018 was $16.2 million, reflecting our net loss of $29.3 million, adjusted by non-cash charges including share-based compensation expense of $27.0 million, depreciation and amortization of $9.9 million, amortization of deferred costs of $4.5 million, and net changes in operating assets and liabilities of $3.2 million. The net changes in operating assets and liabilities were primarily attributable to an increase in deferred revenue of $10.9 million and a decrease in accounts receivable of $3.7 million due to the timing of customer billings and collections and sales growth. These sources of cash flow were offset by an increase in deferred costs of $7.0 million, primarily including sales commissions, and an increase in prepaid expenses and other current assets of $3.4 million driven by overall growth in our business.

Net cash provided by operating activities in the three months ended March 31, 2017 was $7.3 million, reflecting our net loss of $25.1 million, adjusted by non-cash charges including share-based compensation expense of $19.1 million, depreciation and amortization of $7.9 million, amortization of deferred costs of $3.2 million, and net changes in operating assets and liabilities of $1.5 million. The changes in operating assets and liabilities were primarily attributable to an increase in deferred revenue of $6.7 million due to sales growth and the timing of customer billings, and an increase in accrued liabilities and accounts payable of $4.5 million due to timing of payments. These sources of cash flow were offset by an increase in deferred costs of $4.1 million, primarily including sales commissions, and an increase in accounts receivable of $2.3 million due to the timing of customer billings and collections. Other uses of cash included a decrease in accrued compensation of $2.6 million due to the timing of our payroll cycle.
Investing Activities
Net cash used in investing activities in the three months ended March 31, 2018 of $25.2 million was primarily attributable to purchases of marketable securities of $16.1 million, net of sales and maturities, purchases of property and equipment of $6.8 million, primarily associated with newly leased office facilities, and capitalized internal-use software costs of $2.3 million related to the development of additional features and functionality for our platform.
Net cash used in investing activities in the three months ended March 31, 2017 of $7.1 million was primarily attributable to purchases of property and equipment of $4.8 million, primarily associated with hosting equipment to maintain our self-managed colocation data centers and newly leased office facilities, capitalized internal-use software costs of $1.9 million related to the development of additional features and functionality for our platform, and purchases of marketable securities of $0.5 million, net of sales and maturities.
Financing Activities
Net cash provided by financing activities in the three months ended March 31, 2018 of $508.7 million was primarily attributable to proceeds from the issuance of our convertible senior notes of $562.1 million, proceeds from the exercise of employee stock options of $6.2 million, and proceeds from our employee stock purchase plan of $5.1 million, partially offset by the purchase of the capped call in connection with the issuance of our convertible senior notes of $63.9 million, and payments for withholding taxes related to net share settlement of RSUs of $0.7 million.
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
Except for updates to our accounting policies related to the adoption of ASC 606, there were no changes to our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 22, 2018, that had a material impact on our condensed consolidated financial statements and related notes.
Recently Issued and Adopted Accounting Pronouncements
Refer to Note 1 of the notes to our condensed consolidated financial statements for a summary of recently issued and adopted accounting pronouncements, including our updated accounting policies related to the adoption of ASC 606.
Contractual Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases for office facilities and contractual commitments for hosting and other support costs.

There were no material changes to our commitments under contractual obligations from those disclosed in our audited consolidated financial statements for the year ended December 31, 2017.

Off-Balance Sheet Arrangements
Through March 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
We operate a hedging program to mitigate the impact of foreign currency fluctuations on our cash flows and earnings. For additional information, see Note 3 of the notes to our condensed consolidated financial statements.
Interest Rate Sensitivity
We had cash, cash equivalents, and marketable securities totaling $859.7 million as of March 31, 2018, of which $643.3 million was invested in money market funds, corporate bonds, commercial paper, asset-backed securities, U.S. treasury securities, and agency securities. The cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of March 31, 2018, an immediate increase of 100-basis points in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $2.3 million. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity or declines in fair value are determined to be other than temporary.
In March 2018, we issued $575.0 million aggregate principal amount of 0.25% convertible senior notes due 2023. The fair value of our convertible senior notes is subject to interest rate risk, market risk and other factors due to the conversion feature. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of our convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the convertible senior notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

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

Risks Related to Our Business
We derive, and expect to continue to derive, substantially all of our revenue and cash flows from Support. If we fail to adapt this product to changing market dynamics and customer preferences or to achieve increased market acceptance of Support, our business, results of operations, financial condition, and growth prospects would be harmed.
We derive, and expect to continue to derive, substantially all of our revenue and cash flows from sales of subscriptions to Support. As such, the market acceptance of this product is critical to our success. Demand for our products, including Support, is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our products by customers for existing and new use cases, the timing of development and release of new products, features, and functionality introduced by our competitors, technological change, and growth or contraction in our addressable market. We expect that an increasing focus on the customer experience and the growth of various communications channels will profoundly impact the market for customer support software and blur distinctions between traditionally separate systems for customer support, marketing automation, and customer relationship management, enabling new competitors to emerge. If we are unable to meet customer demands to improve relationships between organizations and their customers through flexible solutions designed to address all these needs or otherwise achieve more widespread market acceptance of our products, including Support, our business, results of operations, financial condition, and growth prospects will be adversely affected.
We have a history of losses and we expect our revenue growth rate to decline. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain our profitability.
We have incurred net losses in each year since our inception, including net losses of $29.3 million and $25.1 million in the three months ended March 31, 2018 and 2017, respectively. We had an accumulated deficit of $427.4 million as of March 31, 2018. For the three months ended March 31, 2018 and 2017, our revenue was $129.8 million and $93.9 million, respectively, representing a 38% growth rate. Our historical revenue growth has been inconsistent, and should not be considered indicative of our future performance. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

•
development of our family of products, including investments in our research and development team, the development or acquisition of new products, features, and functionality, and improvements to the scalability, availability, and security of our products;

•	enhancements to our network operations and infrastructure;

•	sales and marketing, including an expansion of our direct sales organization;

•	continued international expansion in an effort to increase our customer base and sales; and

•	general administration, including legal, accounting, and other expenses related to being a public company.
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
As we target more of our sales efforts to larger organizations, we expect to incur higher costs and longer sales cycles, and we may be less effective at predicting when we will complete these sales. In this market segment, the decision to subscribe to one or more of our products may require the approval of a greater number of technical personnel and management levels within a potential customer’s organization than we have historically encountered, and if so, these types of sales would require us to invest more time educating these potential customers on the benefits of our products. In addition, larger organizations may demand more features and integration services. We have limited experience in developing and managing sales channels and distribution arrangements for larger organizations. As a result of these factors, these sales opportunities may require us to devote greater research and development, sales, product support, and professional services resources to individual customers, resulting in increased costs and reduced profitability, and would likely lengthen our typical sales cycle, which could strain our resources. Moreover, these transactions may require us to delay recognizing portions of the associated revenue we derive from these customers until any technical or implementation requirements have been met, and larger customers may demand discounts to the subscription prices they pay for our products. Furthermore, because we have limited experience selling to larger organizations, our investment in marketing our products to these potential customers may not be successful, which could harm our results of operations and our overall ability to grow our customer base. Following sales to larger organizations, we may have fewer opportunities to expand usage of our products or to sell additional functionality, and we may experience increased subscription terminations as compared to our experience with smaller organizations, any of which could harm our results of operations.
Failure to effectively expand and maintain our sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products.
Increasing our customer base and achieving broader market acceptance of our products will depend, to a significant extent, on our ability to effectively expand and maintain our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain certain of our new customers, including larger organizations. We plan to continue to expand our direct sales force both domestically and internationally to increase our sales capacity. During the twelve months ended March 31, 2018, our sales and marketing organization increased by approximately 180 employees to approximately 710 employees. There is significant competition for experienced sales and marketing professionals with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales and marketing professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Our recent hires and planned hires may not become as productive as we anticipate as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. We cannot predict whether, or to what extent, our sales will increase as we expand our sales and marketing functions or how long it will take for new personnel to become productive. Our business will be harmed if our sales and marketing efforts do not generate a significant increase in revenue.
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
In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions when the initial contract term expires, and add additional authorized agents to their customer accounts. Even though the majority of our revenue is derived from subscriptions to our products that have terms longer than one month, a significant portion of the subscriptions to our products have monthly terms. Our customers have no obligation to renew their subscriptions, and our customers may not renew subscriptions with a similar contract period or with the same or a greater number of agents. Some of our customers have elected not to renew their agreements with us and it is difficult to accurately predict long-term customer retention. Additionally, our future success is also substantially dependent on our ability to expand our existing customers' use of our products by expanding the number of products to which such customers subscribe. This may require increasingly sophisticated and costly sales efforts and may not result in additional sales.
Our customer retention, our ability to sell additional products to existing customers, and the rate at which our existing customers purchase subscriptions to additional products may be impacted by a number of factors, including our customers’ satisfaction with our products, our product support, our prices, the prices of competing software systems, mergers and acquisitions affecting our customer base, the effects of global economic conditions, or reductions in our customers’ spending levels. In addition, the rate at which our existing customers purchase subscriptions to additional products depends on a number of factors, including the perceived need for additional products to build better relationships between organizations and their customers. If our customers do not renew their subscriptions, renew on less favorable terms, fail to add more agents, or fail to purchase subscriptions to additional products, our revenue may decline, and we may not realize improved operating results from our customer base.
We may not be able to integrate new products into our infrastructure, which could negatively impact our future sales and results of operations.
Our business depends in part on our ability to build or acquire products that both complement our existing products and respond to our customers’ needs. Our customers also expect that new products will integrate with existing products that we currently offer. Our ability to successfully integrate newly developed or acquired products into a shared services infrastructure is unproven. Because we have a limited history in integrating newly developed or acquired products and the market for such products is rapidly evolving, it is difficult for us to predict our operating results following the integration of such products. If we are not able to fully integrate new products into our infrastructure, our business could be harmed.
.

If we are not able to develop enhancements to our products or introduce new products and services that achieve market acceptance and that keep pace with technological developments, our business would be harmed.
Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our products and to introduce new products and services. In order to grow our business, we must research and develop products and services that reflect the changing nature of customer service, and expand beyond customer service to other areas of improving relationships between organizations and their customers. In the three months ended March 31, 2018 and 2017, our research and development expenses were 29% and 28% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our operating results may be harmed and we may not realize the expected benefits of our strategy.
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
We have experienced and may continue to experience rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from approximately 1,750 employees as of March 31, 2017 to approximately 2,230 employees as of March 31, 2018. In addition, we have established subsidiaries in Denmark, the United Kingdom, Australia, Ireland, Japan, the Philippines, Brazil, Germany, India, and Mexico since our inception in 2007, and, as a result of acquisitions, we also have subsidiaries in Singapore and France. We may continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of customers, end users, transactions, and data that our products support. Finally, our organizational structure is becoming more complex and we may need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures, to manage this complexity. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, simplicity in design, and attention to customer satisfaction that has been critical to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
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
Our customers and third-party partners may need training in the proper use of our products to maximize their potential. If our products are not implemented or used correctly or as intended, inadequate performance may result. Because our customers rely on our products to manage a wide range of operations and to drive a number of their internal processes, the incorrect or improper implementation or use of our products, our failure to train customers on how to efficiently and effectively use our products or our failure to provide adequate product support to our customers, may result in negative publicity or legal claims against us. Also, as we continue to expand our customer base, any failure by us to properly provide these services will likely result in lost opportunities for additional subscriptions to our products.
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
Our sales are highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality product support, or a market perception that we do not maintain high-quality product support, or maintain a high complexity customer success organization, could adversely affect our reputation, our ability to sell our products to existing and prospective customers, and our business, operating results, and financial position.
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
To date, we have been primarily dependent on our direct sales force to sell subscriptions to our products. Although we have developed certain channel partners, such as referral partners, resellers, and integration partners, these channels have resulted in limited revenue to date. We believe identifying, developing, and maintaining strategic relationships with additional channel partners are important to driving revenue growth for our company, and will continue to dedicate resources to those efforts. Our agreements with our existing channel partners are non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with ours. They may also cease marketing our products with limited or no notice and with little or no penalty. We expect that any additional channel partners we identify and develop will be similarly non-exclusive and not bound by any requirement to continue to market our products. If we fail to identify additional channel partners, in a timely and cost-effective manner, or at all, or are unable to assist our current and future channel partners in independently selling and deploying our products, our business, results of operations, and financial condition could be adversely affected. Additionally, customer retention and expansion attributable to customers acquired through our channel partners may differ significantly from customers acquired through our direct sales efforts. If our channel partners do not effectively market and sell our products, or fail to meet the needs of our customers, our reputation and ability to grow our business may also be adversely affected.
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
We believe that maintaining and enhancing our reputation as a differentiated and category-defining company in customer service is critical to our relationships with our existing customers and to our ability to attract new customers. The successful promotion of our brand attributes will depend on a number of factors, including our marketing efforts, our ability to continue to develop high-quality software, and our ability to successfully differentiate our products from competitive products and services. We are and have been highly dependent upon “consumer” tactics to build our brand and develop brand loyalty, but may need to increasingly spend significant energy to develop branding to retain and increase brand recognition with our customers who are larger enterprises. In addition, independent industry analysts often provide reviews of our products, as well as products and services offered by our competitors, and perception of our products in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and services, our brand may be adversely affected. It may also be difficult to maintain and enhance our brand, specifically following the launch of our updated corporate brand, in connection with sales through channel or strategic partners.
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
In the three months ended March 31, 2018 and 2017, we derived 47% and 46% of our revenue from customers located outside of the United States, respectively. We are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and product support operations in certain countries across North America, Europe, Australia, Asia, and South America. To date a very limited portion of our sales has been driven by resellers or other channel partners. We believe our ability to convince new customers to subscribe to our products or to convince existing customers to renew or expand their use of our products is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.
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
Personal privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions where we offer our products. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state, and foreign government bodies and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use, and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and consumer protection agencies. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including the Directive, and data protection legislation of the individual member states subject to the Directive. On May 25, 2018, the Directive will be replaced with the European General Data Protection Regulation, or the GDPR, which will impose additional obligations and risks upon our business. In many jurisdictions enforcement actions and consequences for non-compliance are also rising.
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
In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Further, our customers may require us to comply with more stringent privacy and data security contractual requirements. Particularly in this regulatory environment, if we or other SaaS providers experience data security incidents, loss of customer data, disruptions in delivery, or other problems, the market for SaaS business applications, including our products, may be negatively affected.
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
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for business software applications and services generally and for customer service systems in particular. In addition, our revenue is dependent on the number of users of our products which in turn is influenced by the employment and hiring patterns of our customers. To the extent that weak economic conditions cause our customers and prospective customers to freeze or reduce their hiring for personnel providing service and support, demand for our products may be negatively affected. Historically, during economic downturns there have been reductions in spending on information technology and customer service systems as well as pressure for extended billing terms and other financial concessions. If economic conditions deteriorate, our customers and prospective customers may elect to decrease their information technology and customer service budgets, which would limit our ability to grow our business and negatively affect our operating results.
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
We plan to continue to invest significant resources in connection with transitioning our customers and services infrastructure to third-party managed hosting services and may encounter obstacles in completing the transition. Given that we will increasingly become more reliant on third-party managed hosting services, any significant disruption of or interference in our use of such services will negatively impact our operations and customer satisfaction. In addition, third-party managed hosting services may take actions beyond our control that could seriously harm our business, including:

•	discontinuing or limiting our access to the services;

•	increasing price terms, including establishing more favorable relationships or pricing terms with one or more of our competitors;

•	terminating or seeking to terminate the contractual relationship altogether, or

•	modifying or interpreting its terms of service or other policies in a manner that impacts our ability to run our businesses and operations.
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
We have funded our operations since inception primarily through, customer payments for subscription services, the issuance of our convertible senior notes, and public and private equity financings. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of subscriptions for our products, or unforeseen circumstances. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any additional debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, we may not be able to generate sufficient cash to service any debt financing obtained by us, which may force us to reduce or delay capital expenditures or sell assets or operations. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2018, we had a net balance of $66.3 million of goodwill and intangible assets related to prior acquisitions. An adverse change in market conditions, particularly a change resulting in a significant decrease in our share price, or if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
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
As of March 31, 2018, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 34% of our outstanding common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to exert significant influence in matters requiring stockholder approval. For example, these stockholders may be able to exert significant influence in elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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

Risks Related to our Outstanding Convertible Notes

Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness, and we may not have the ability to raise the funds necessary to settle for cash conversions of the Notes or to repurchase the Notes for cash upon a fundamental change, which could adversely affect our business and results of operations.

In March 2018, we issued $575 million in aggregate principal amount of 0.25% convertible senior notes due 2023, or Notes, in a private offering. The interest rate is fixed at 0.25% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Holders of the Notes have the right to require us to repurchase their notes upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. Upon conversion, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases in connection with such conversion and our ability to pay may additionally be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture governing the notes or to pay any cash payable on future conversions as required by such indenture would constitute a default under such indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Transactions relating to our Notes may affect the value of our common stock.

The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our common stock upon any conversion of such Notes. Our Notes may become in the future convertible at the option of their holders under certain circumstances. If holders of our Notes elect to convert their notes, we may settle our conversion obligation by delivering to them a significant number of shares of our common stock, which would cause dilution to our existing stockholders.

In addition, in connection with the issuance of the Notes, we entered into capped call transactions with certain financial institutions, or the Option Counterparties. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion or settlement of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. From time to time, the Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes. This activity could cause a decrease in the market price of our common stock.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

Under Financial Accounting Standards Board Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion option of the Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our consolidated balance sheet and as a discount to the Notes, which reduces their initial carrying value. The carrying value of the Notes, net of the discount recorded, will be accreted up to the principal amount of the Notes from the issuance date until maturity, which will result in non-cash charges to interest expense in our consolidated statement of operations. Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected in periods when we report net income.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT
INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.1	Indenture, dated as of March 20, 2018, between Zendesk, Inc., and Wilmington Trust, National Association, as trustee.	8-K	001-36456	4.1	3/20/2018
4.2	Form of 0.25% Convertible Senior Notes due 2023 (included in Exhibit 4.1).	8-K	001-36456	4.2	3/20/2018
10.1	Form of Capped Call Confirmation.	8-K	001-36456	10.1	3/20/2018
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Zendesk, Inc.
Date: May 3, 2018	By:	/s/ Elena Gomez
Elena Gomez
Chief Financial Officer (Principal Financial and Accounting Officer)