Form 10-Q
period 2018-06-30
Zendesk, Inc.
filed 2018-08-03
CIK 1463172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  x
As of July 31, 2018, there were 105,958,810 shares of the registrant’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ZENDESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and shares)

	June 30, 2018	December 31, 2017
	(Unaudited)	* As adjusted
Assets
Current assets:
Cash and cash equivalents	$492,752	$109,370
Marketable securities	191,503	137,576
Accounts receivable, net of allowance for doubtful accounts of $2,478 and $1,252 as of June 30, 2018 and December 31, 2017, respectively	69,419	57,096
Deferred costs	19,335	15,771
Prepaid expenses and other current assets	31,170	24,165
Total current assets	804,179	343,978
Marketable securities, noncurrent	188,770	97,447
Property and equipment, net	69,426	59,157
Deferred costs, noncurrent	20,250	15,395
Goodwill and intangible assets, net	65,647	67,034
Other assets	10,813	8,359
Total assets	$1,159,085	$591,370
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,229	$5,307
Accrued liabilities	39,481	21,876
Accrued compensation and related benefits	33,612	29,017
Deferred revenue	206,456	173,147
Total current liabilities	293,778	229,347
Convertible senior notes, net	446,060	—
Deferred revenue, noncurrent	1,504	1,213
Other liabilities	12,877	6,626
Total liabilities	754,219	237,186
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,056	1,031
Additional paid-in capital	871,343	753,568
Accumulated other comprehensive loss	(5,799)	(2,372)
Accumulated deficit	(461,734)	(398,043)
Total stockholders’ equity	404,866	354,184
Total liabilities and stockholders’ equity	$1,159,085	$591,370
* See Note 1 for a summary of adjustments.

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		*As adjusted		*As adjusted
Revenue	$141,882	$102,096	$271,673	$195,984
Cost of revenue (1)	44,160	30,663	83,216	58,770
Gross profit	97,722	71,433	188,457	137,214
Operating expenses (1):
Research and development	37,624	28,698	74,708	55,154
Sales and marketing	69,450	50,412	134,508	96,681
General and administrative	24,245	19,788	46,452	38,105
Total operating expenses	131,319	98,898	255,668	189,940
Operating loss	(33,597)	(27,465)	(67,211)	(52,726)
Other income (expense), net
Interest income	3,826	827	5,344	1,540
Interest expense	(6,289)	—	(7,053)	—
Other income (expense), net	27	(319)	272	(814)
Total other income (expense), net	(2,436)	508	(1,437)	726
Loss before benefit from income taxes	(36,033)	(26,957)	(68,648)	(52,000)
Benefit from income taxes	(1,667)	(690)	(4,957)	(652)
Net loss	$(34,366)	$(26,267)	$(63,691)	$(51,348)
Net loss per share, basic and diluted	$(0.33)	$(0.26)	$(0.61)	$(0.52)
Weighted-average shares used to compute net loss per share, basic and diluted	105,000	99,506	104,350	98,545
(1) Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		* As adjusted		* As adjusted
Cost of revenue	$3,474	$2,156	$6,572	$4,260
Research and development	9,529	7,584	19,758	14,498
Sales and marketing	9,178	5,884	17,186	11,408
General and administrative	5,967	5,321	11,619	9,883

* See Note 1 for a summary of adjustments.

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		* As adjusted		* As adjusted
Net loss	$(34,366)	$(26,267)	$(63,691)	$(51,348)
Other comprehensive gain (loss), before tax:
Net unrealized gain (loss) on available-for-sale investments	13	13	(623)	132
Foreign currency translation gain (loss)	—	249	(12)	824
Net unrealized gain (loss) on derivative instruments	(3,132)	1,822	(3,874)	3,348
Other comprehensive gain (loss), before tax	(3,119)	2,084	(4,509)	4,304
Tax effect	1,082	(766)	1,082	(1,582)
Other comprehensive gain (loss), net of tax	(2,037)	1,318	(3,427)	2,722
Comprehensive loss	$(36,403)	$(24,949)	$(67,118)	$(48,626)
* See Note 1 for a summary of adjustments.

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
		* As adjusted
Cash flows from operating activities
Net loss	$(63,691)	$(51,348)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	18,663	16,132
Share-based compensation	55,135	40,049
Amortization of deferred costs	9,530	6,598
Amortization of debt discount and issuance costs	6,650	—
Other	2,299	359
Changes in operating assets and liabilities:
Accounts receivable	(13,896)	(4,619)
Prepaid expenses and other current assets	(7,425)	(2,853)
Deferred costs	(17,579)	(9,609)
Other assets and liabilities	(9,311)	(3,404)
Accounts payable	10,266	3,809
Accrued liabilities	11,576	4,188
Accrued compensation and related benefits	4,120	1,394
Deferred revenue	33,601	16,881
Net cash provided by operating activities	39,938	17,577
Cash flows from investing activities
Purchases of property and equipment	(20,036)	(9,276)
Internal-use software development costs	(4,161)	(3,315)
Purchases of marketable securities	(249,011)	(82,325)
Proceeds from maturities of marketable securities	94,580	61,686
Proceeds from sales of marketable securities	8,848	20,743
Cash paid for the acquisition of Outbound, net of cash acquired	—	(16,470)
Net cash used in investing activities	(169,780)	(28,957)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $13,506	561,493	—
Purchase of capped call related to convertible senior notes	(63,940)	—
Proceeds from exercises of employee stock options	9,747	15,175
Proceeds from employee stock purchase plan	9,949	7,139
Other	(3,862)	(1,763)
Net cash provided by financing activities	513,387	20,551
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(36)	279
Net increase in cash, cash equivalents and restricted cash	383,509	9,450
Cash, cash equivalents and restricted cash at beginning of period	110,888	95,062
Cash, cash equivalents and restricted cash at end of period	$494,397	$104,512

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$492,752	$102,775
Restricted cash included in prepaid expenses and other current assets	1,021	1,100
Restricted cash included in other assets	624	637
Total cash, cash equivalents and restricted cash	$494,397	$104,512

Supplemental cash flow data
Cash paid for income taxes and interest	$1,545	$756
Non-cash investing and financing activities
Balance of property and equipment in accounts payable and accrued expenses	$4,921	$3,036
Property and equipment acquired through tenant improvement allowances	$4,261	$—
Share-based compensation capitalized in internal-use software development costs	$1,499	$1,306
Estimated convertible senior notes offering costs incurred but not yet paid	$55	$—
Vesting of early exercised stock options	$—	$224
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
Effective January 1, 2018, we adopted the requirements of Accounting Standards Update, or ASU, 2014-09, “Revenue from Contracts with Customers” regarding Accounting Standards Codification, or ASC, Topic 606 and ASU 2016-18, “Statement of Cash Flows, Restricted Cash,” as discussed below. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standards, as indicated by “as adjusted.”
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

Concentrations of Risk
As of June 30, 2018, no customers represented 10% or greater of our total accounts receivable balance. There were no customers that individually exceeded 10% of our revenue during the three and six months ended June 30, 2018 or 2017.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-02, regarding ASC Topic 842 “Leases,” including subsequent amendments. This new guidance requires lessees to recognize most leases on their balance sheets as right-of-use assets with corresponding lease liabilities and eliminates certain real estate-specific provisions. The new guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. We have completed our process to identify our population of lease arrangements and we are applying the new guidance to each arrangement. While the adoption remains in progress, we expect that adoption will result in the recognition of right-of-use assets and lease liabilities that were not previously recognized, which will increase total assets and liabilities on our consolidated balance sheet.
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

In June 2018, the FASB issued ASU 2018-07, regarding ASC Topic 718 “Compensation - Stock Compensation,” which largely aligns the accounting for share-based compensation for non-employees with employees. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. We do not expect the adoption of this standard to have a material effect on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-08, regarding ASC Topic 958 “Not-for-Profit Entities,” which clarified the guidance on how entities determine whether to account for a transfer of assets as an exchange transaction or a contribution. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. We do not expect the adoption of this standard to have a material effect on our consolidated financial statements.
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
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows - Restricted Cash,” which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. We adopted this standard in the first quarter of 2018 on a retrospective basis, resulting in an immaterial change to our previously reported statement of cash flows for the six months ended June 30, 2017, which is summarized in the table below.

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
Select unaudited condensed consolidated statement of operations line items, which reflect the adoption of ASC 606 are as follows (in thousands, except per share data):

	Three Months Ended June 30, 2017
	As Previously Reported	Adjustments	As Adjusted
Revenue	$101,273	$823	$102,096
Operating expenses:
Sales and marketing	52,628	(2,216)	50,412
Operating loss	(30,504)	3,039	(27,465)
Net loss	$(29,306)	$3,039	$(26,267)
Net loss per share, basic and diluted	$(0.29)	$0.03	$(0.26)

	Six Months Ended June 30, 2017
	As Previously Reported	Adjustments	As Adjusted
Revenue	$194,280	$1,704	$195,984
Operating expenses:
Sales and marketing	99,929	(3,248)	96,681
Operating loss	(57,678)	4,952	(52,726)
Net loss	$(56,300)	$4,952	$(51,348)
Net loss per share, basic and diluted	$(0.57)	$0.05	$(0.52)
Select unaudited condensed consolidated statement of cash flows line items, which reflect the adoption of ASC 606 and ASU 2016-18 are as follows (in thousands):

	Six Months Ended June 30, 2017
	As Previously Reported	Adjustments	As Adjusted
Cash flow from operating activities
Net loss	$(56,300)	$4,952	$(51,348)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	40,287	(238)	40,049
Amortization of deferred costs	—	6,598	6,598
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,015)	162	(2,853)
Deferred costs	—	(9,609)	(9,609)
Other assets and liabilities	(3,594)	190	(3,404)
Deferred revenue	18,584	(1,703)	16,881
Net cash provided by operating activities	17,225	352	17,577
Net increase in cash, cash equivalents and restricted cash	9,098	352	9,450
Cash, cash equivalents and restricted cash at beginning of period	93,677	1,385	95,062
Cash, cash equivalents and restricted cash at end of period	$102,775	$1,737	$104,512
We have also updated our significant accounting policies in connection with the adoption of ASC 606:

Revenue Recognition
We generate substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on Zendesk Support and, to a lesser extent, Chat, Talk, Guide, and Connect. In addition, we generate revenue by providing additional features to certain of our subscription plans for a fee that is incremental to the base subscription rate for such plans. Subscription service arrangements are generally non-cancelable and do not provide for refunds to customers in the event of cancellations or any other right of return. We record revenue net of sales or excise taxes.

We also derive revenue from implementation, Talk usage, and training services, for which we recognize revenue upon completion.

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
Deferred Revenue
We invoice customers for subscriptions to our products in monthly, quarterly, or annual installments. Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized, and includes an immaterial amount of billings for subscriptions with cancellation rights. The term between invoicing and when payment is due is not significant and we do not provide financing arrangements to customers. Deferred revenue associated with performance obligations that are anticipated to be satisfied, and thus revenue recognized, during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent deferred revenue. Deferred revenue associated with implementation, Talk usage, and training services was immaterial as of December 31, 2017 and June 30, 2018.
We invoice customers based on billing schedules established in our contracts. Accounts receivable are recorded when the right to consideration becomes unconditional.
Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts. The allowance is based upon historical loss patterns, the age of each past due invoice, and an evaluation of the potential risk of loss associated with delinquent accounts. Accounts receivable deemed uncollectable are charged against the allowance for doubtful accounts when identified. The balance of accounts receivable also includes contract assets, which are recorded when revenue is recognized in advance of invoicing.
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
Note 3. Financial Instruments

Investments
The following tables present information about our financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurement at June 30, 2018
	Level 1	Level 2	Total
Description
Money market funds	$368,547	$—	$368,547
Corporate bonds	—	248,611	248,611
Asset-backed securities	—	70,016	70,016
Commercial paper	—	69,940	69,940
U.S. treasury securities	—	34,247	34,247
Agency securities	—	26,438	26,438
Total	$368,547	$449,252	$817,799
Included in cash and cash equivalents			$437,526
Included in marketable securities			$380,273

	Fair Value Measurement at December 31, 2017
	Level 1	Level 2	Total
Description
Corporate bonds	$—	$149,069	$149,069
Money market funds	32,832	—	32,832
U.S. treasury securities	—	28,382	28,382
Asset-backed securities	—	27,738	27,738
Commercial paper	—	19,622	19,622
Agency securities	—	14,911	14,911
Total	$32,832	$239,722	$272,554
Included in cash and cash equivalents			$37,531
Included in marketable securities			$235,023

As of June 30, 2018 and December 31, 2017, there were no securities within Level 3 of the fair value hierarchy. There were no transfers between fair value measurement levels during the three and six months ended June 30, 2018. Gross unrealized gains and losses for cash equivalents and marketable securities as of June 30, 2018 and December 31, 2017 were not material. Unrealized losses for securities that have been in an unrealized loss position for more than 12 months as of June 30, 2018 and December 31, 2017 were not material.
The following table classifies our marketable securities by contractual maturity (in thousands):

	June 30, 2018	December 31, 2017
Due in one year or less	$191,503	$137,576
Due after one year	188,770	97,447
Total	$380,273	$235,023

For our other financial instruments, including accounts receivable, accounts payable, and other current liabilities, the carrying amounts approximate their fair values due to the relatively short maturity of these balances.
Derivative Instruments and Hedging
Our foreign currency exposures typically arise from expenditures associated with foreign operations and sales in foreign currencies of our products. To mitigate the effect of foreign currency fluctuations on our future cash flows and earnings, we enter into foreign currency forward contracts with certain financial institutions and designate those contracts as cash flow hedges. Our foreign currency forward contracts generally have maturities of 15 months or less. As of June 30, 2018, the balance of accumulated other comprehensive loss included an unrecognized net loss of $3.0 million related to the effective portion of changes in the fair value of foreign currency forward contracts designated as cash flow hedges. We expect to reclassify a net loss of $3.3 million into earnings over the next 12 months associated with our cash flow hedges.
The following tables present information about our derivative instruments on our consolidated balance sheets (in thousands):

	June 30, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$1,791	Accrued liabilities	$4,460
Total		$1,791		$4,460

	December 31, 2017
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$2,359	Accrued liabilities	$1,220
Total		$2,359		$1,220

Our foreign currency forward contracts had a total notional value of $170.4 million and $139.7 million as of June 30, 2018 and December 31, 2017, respectively. We have master netting arrangements with each of our counterparties, which permit net settlement of multiple, separate derivative contracts with a single payment. We may also be required to exchange cash collateral with certain of our counterparties on a regular basis. ASC 815 permits companies to present the fair value of derivative instruments on a net basis according to master netting arrangements. We have elected to present our derivative instruments on a gross basis in our consolidated financial statements. As of June 30, 2018 and December 31, 2017, there was no cash collateral posted with counterparties.
The following table presents information about our derivative instruments on our condensed consolidated statements of operations (in thousands):

		Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
Hedging Instrument	Location of Gain Reclassified into Earnings	Loss Recognized in AOCI	Gain Reclassified from AOCI into Earnings	Loss Recognized in AOCI	Gain Reclassified from AOCI into Earnings
Foreign currency forward contracts	Revenue, cost of revenue, operating expenses	$(3,118)	$14	$(2,799)	$1,075
Total		$(3,118)	$14	$(2,799)	$1,075

		Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
Hedging Instrument	Location of Loss Reclassified into Earnings	Gain Recognized in AOCI	Loss Reclassified from AOCI into Earnings	Gain Recognized in AOCI	Loss Reclassified from AOCI into Earnings
Foreign currency forward contracts	Revenue, cost of revenue, operating expenses	$1,495	$(327)	$2,488	$(860)
Total		$—	$—	$2,488	$(860)
All derivatives have been designated as hedging instruments. Amounts recognized in earnings related to excluded time value and hedge ineffectiveness for the three and six months ended June 30, 2018 and 2017 were not material.
Convertible Senior Notes
As of June 30, 2018, the fair value of our convertible senior notes was $618.6 million. The fair value was determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.
Note 4. Costs to Obtain Customer Contracts
The balances of deferred costs to obtain customer contracts were $39.6 million and $31.2 million as of June 30, 2018 and December 31, 2017, respectively. Amortization expense for these deferred costs was $5.0 million and $3.4 million for the three months ended June 30, 2018 and 2017, respectively, and $9.5 million and $6.6 million for the six months ended June 30, 2018 and 2017, respectively. There were no impairment losses related to these deferred costs for the periods presented.

Note 5. Property and Equipment
Property and equipment, net consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Leasehold improvements	$42,330	$28,113
Capitalized internal-use software	37,028	31,593
Hosting equipment	36,416	37,222
Computer equipment and licensed software and patents	19,932	16,316
Construction in progress	12,520	11,220
Furniture and fixtures	10,506	9,581
Total	158,732	134,045
Less: accumulated depreciation and amortization	(89,306)	(74,888)
Property and equipment, net	$69,426	$59,157

Depreciation expense was $6.5 million and $5.1 million for the three months ended June 30, 2018 and 2017, respectively, and $12.8 million and $9.8 million for the six months ended June 30, 2018 and 2017, respectively.
Amortization expense of capitalized internal-use software was $1.4 million and $2.1 million for the three months ended June 30, 2018 and 2017, respectively, and $3.0 million and $4.2 million for the six months ended June 30, 2018 and 2017, respectively. We recorded impairment losses of $0.2 million and $2.0 million to construction in progress during the three and six months ended June 30, 2018, which were included within research and development expenses on our consolidated statements of operations. The carrying value of capitalized internal-use software at June 30, 2018 and December 31, 2017 was $18.4 million and $17.7 million, respectively, including $7.0 million and $8.7 million in construction in progress, respectively.
Note 6. Goodwill and Acquired Intangible Assets
The balance of goodwill as of June 30, 2018 was $59.1 million and there were no changes in the carrying amount of goodwill for the six months ended June 30, 2018.

Acquired intangible assets subject to amortization consist of the following (in thousands):

	As of June 30, 2018
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
				(In years)
Developed technology	$12,000	$(5,951)	$6,049	3.3
Customer relationships	910	(443)	467	2.1
	$12,910	$(6,394)	$6,516

	As of December 31, 2017
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustments	Net	Weighted Average Remaining Useful Life
					(In years)
Developed technology	$17,200	$(9,835)	$(93)	$7,272	3.7
Customer relationships	2,210	(1,549)	(30)	631	2.4
	$19,410	$(11,384)	$(123)	$7,903

During the second quarter of 2018, we removed developed technology and customer relationship intangible assets from our consolidated balance sheet, which had become fully amortized. Amortization expense of acquired intangible assets was $0.7 million and $1.0 million for the three months ended June 30, 2018 and 2017, respectively, and $1.4 million and $2.0 million for the six months ended June 30, 2018 and 2017, respectively.
Estimated future amortization expense as of June 30, 2018 is as follows (in thousands):

Remainder of 2018	$1,348
2019	2,673
2020	1,101
2021	492
2022	492
2023	410
$6,516

Note 7. 0.25% Convertible Senior Notes and Capped Call

In March 2018, we issued $500.0 million aggregate principal amount of 0.25% convertible senior notes due March 15, 2023 in a private offering and an additional $75.0 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the initial purchasers, collectively the “Notes.” The Notes are unsecured obligations and bear interest at a fixed rate of 0.25% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2018. The total net proceeds from the offering, after deducting initial purchase discounts and estimated debt issuance costs, are approximately $561.4 million.

Each $1,000 principal amount of the Notes will initially be convertible into 15.8554 shares of our common stock, the “Conversion Option,” which is equivalent to an initial conversion price of approximately $63.07 per share, subject to adjustment upon the occurrence of specified events. The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 15, 2022, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, the “Measurement Period,” in which the trading price per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events (as set forth in the indenture). On or after December 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. If certain specified fundamental changes occur (as set forth in the indenture) prior to the maturity date, holders of the Notes may require us to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, we will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. It is our current intent and policy to settle conversions through combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of Notes. During the three and six months ended June 30, 2018, the conditions allowing holders of the Notes to convert have not been met. The Notes are therefore not convertible during the three and six months ended June 30, 2018 and are classified as long-term debt.

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

In accounting for the debt issuance costs of $13.6 million related to the Notes, we allocated the total amount incurred to the liability and equity components of the Notes based on their relative values. Issuance costs attributable to the liability component were $10.6 million and will be amortized to interest expense using the effective interest method over the contractual term of the Notes. Issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital.

The net carrying amount of the liability component of the Notes is as follows (in thousands):

	June 30, 2018	December 31, 2017
Principal	$575,000	$—
Unamortized Debt Discount	(118,774)	—
Unamortized issuance costs	(10,166)	—
Net carrying amount	$446,060	$—

The net carrying amount of the equity component of the Notes is as follows (in thousands):

	June 30, 2018	December 31, 2017
Debt Discount for Conversion Option	$124,976	$—
Issuance costs	(2,948)	—
Net carrying amount	$122,028	$—

Interest expense related to the Notes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Contractual interest expense	$359	$—	$403	$—
Amortization of Debt Discount	5,531	—	6,202	—
Amortization of issuance costs	399	—	448	—
Total interest expense	$6,289	$—	$7,053	$—

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

The difference between the Debt Discount and the total cost of the Capped Call, and the difference between the calculation of the book and tax allocation of debt issuance costs between the liability and equity components of the Notes, resulted in a difference between the carrying amount and tax basis of the Notes. This taxable temporary difference resulted in the recognition of a $13.8 million net deferred tax liability which was recorded as an adjustment to additional paid-in capital. The creation of the deferred tax liability represents a source of future taxable income which supports realization of a portion of the income tax benefit associated with our loss from operations. Therefore, applying the guidance in ASC 740 to interim reporting periods, we recorded a net income tax benefit of $1.4 million in our consolidated statement of operations and an income tax benefit of $1.1 million in our consolidated statement of comprehensive loss for the three months ended June 30, 2018. This represents applying an estimated effective tax rate resulting from the recognition of the deferred tax asset to the pre-tax loss for the quarter.

The net impact to our stockholders' equity, included in additional paid-in capital, of the above components of the Notes is as follows (in thousands):

Conversion Option	$124,976
Purchase of Capped Calls	(63,940)
Issuance costs	(2,948)
Net deferred tax liability	(13,784)
Total	$44,304
Note 8. Commitments and Contingencies
Contractual Obligations
We lease office space under noncancelable operating leases with various expiration dates. Certain of the office space lease agreements contain rent holidays or rent escalation provisions. Rent holiday and rent escalation provisions are considered in determining the straight-line expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Rent expense was $4.4 million and $2.8 million for the three months ended June 30, 2018 and 2017, respectively, and $8.8 million and $5.5 million for the six months ended June 30, 2018 and 2017, respectively.

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
Note 9. Common Stock and Stockholders’ Equity
Common Stock
As of June 30, 2018 and December 31, 2017, there were 400 million shares of common stock authorized for issuance with a par value of $0.01 per share and 105.7 million and 103.1 million shares were issued and outstanding, respectively.
Preferred Stock

As of each of June 30, 2018 and December 31, 2017, there were 10 million shares of preferred stock authorized for issuance with a par value of $0.01 per share and no shares of preferred stock were issued or outstanding.
Employee Equity Plans
Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan, or ESPP, eligible employees are granted options to purchase shares of our common stock through payroll deductions. The ESPP provides for 18-month offering periods, which include three six-month purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of an offering period or the fair market value of our common stock at the end of the purchase period. For both the three and six months ended June 30, 2018, 0.4 million shares of common stock were purchased under the ESPP. Pursuant to the terms of the ESPP, the number of shares reserved under the ESPP increased by 1.0 million shares on January 1, 2018. As of June 30, 2018, 4.2 million shares of common stock were available for issuance under the ESPP.
Stock Option and Grant Plans
Our board of directors adopted the 2009 Stock Option and Grant Plan, or the 2009 Plan, in July 2009. The 2009 Plan was terminated in connection with our initial public offering in May 2014, and accordingly, no shares are available for issuance under this plan. The 2009 Plan continues to govern outstanding awards granted thereunder.
Our 2014 Stock Option and Incentive Plan, or the 2014 Plan, serves as the successor to our 2009 Plan. Pursuant to the terms of the 2014 Plan, the number of shares reserved for issuance under the 2014 Plan increased by 5.2 million shares on January 1, 2018. As of June 30, 2018, we had 9.3 million shares of common stock available for future grants under the 2014 Plan.
On May 6, 2016, the compensation committee of our board of directors granted equity awards representing 1.2 million shares. These awards were granted outside of the 2014 Plan pursuant to an exemption provided for “employment inducement awards” within the meaning of Section 303A.08 of the New York Stock Exchange Listed Company Manual and accordingly did not require approval from our stockholders.
A summary of our stock option and restricted stock unit, or RSU, activity for the six months ended June 30, 2018 is as follows (in thousands, except per share information):

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Outstanding RSUs	Weighted Average Grant Date Fair Value
				(In years)
Outstanding — January 1, 2018	8,001	6,239	$17.31	7.11	$103,380	5,827	$25.00
Increase in authorized shares	5,156
Stock options granted	(756)	756	42.08
RSUs granted	(3,643)					3,643	39.43
Stock options exercised		(674)	14.46
RSUs vested						(1,498)	25.69
Stock options forfeited or canceled	68	(68)	28.61
RSUs forfeited or canceled	487					(487)	28.43
RSUs forfeited or canceled and unavailable for grant						(13)	23.44
Outstanding — June 30, 2018	9,313	6,253	$20.49	7.05	$212,871	7,472	$31.68

The RSUs forfeited or canceled and unavailable for grant relate to our employment inducement awards. The aggregate intrinsic value for options outstanding represents the difference between the closing market price of our common stock and the exercise price of outstanding, in-the-money options.
As of June 30, 2018, we had a total of $262.1 million in future share-based compensation expense related to all equity awards to be recognized over a weighted average period of 2.9 years.

Note 10. Deferred Revenue and Performance Obligations
During the three months ended June 30, 2018 and 2017, $93.4 million and $69.3 million of revenue was recognized that was included in the deferred revenue balances at the beginning of each period, respectively. During the six months ended June 30, 2018 and 2017, $139.3 million and $102.7 million of revenue was recognized that was included in the deferred revenue balances at the beginning of each period, respectively.
The aggregate balance of unsatisfied performance obligations as of June 30, 2018 was $326.2 million. We expect to recognize $265.9 million of the balance as revenue in the next 12 months and the remainder thereafter. The aggregate balance of unsatisfied performance obligations represents contracted revenue that has not yet been recognized and does not include contract amounts which are cancelable by the customer and amounts associated with optional renewal periods.

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
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		* As adjusted		* As adjusted
Net loss	$(34,366)	$(26,267)	$(63,691)	$(51,348)
Weighted-average shares used to compute basic and diluted net loss per share	105,000	99,506	104,350	98,545
Net loss per share, basic and diluted	$(0.33)	$(0.26)	$(0.61)	$(0.52)
*Adjusted to reflect the adoption of ASC 606 (see Note 1).

The anti-dilutive securities related to share-based compensation excluded from the shares used to calculate diluted net loss per share are as follows (in thousands):

	As of June 30,
	2018	2017
Shares subject to outstanding common stock options and employee stock purchase plan	6,358	7,448
Restricted stock units	7,472	6,801
	13,830	14,249

Additionally, the 9.1 million shares underlying the conversion option in the convertible senior notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. Additionally, the convertible senior notes are not convertible as of June 30, 2018. We expect to settle the principal amount of the convertible senior notes in cash and therefore use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share when the average market price of our common stock for a given period exceeds the initial conversion price of $63.07 per share for the convertible senior notes. During the three and six months ended June 30, 2018, the average market price of our common stock did not exceed the conversion price.
Note 12. Income Taxes
We reported a benefit from income taxes of $1.7 million and $5.0 million in the three and six months ended June 30, 2018, respectively, primarily due to the recognition of a net income tax benefit of $1.4 million related to taxable temporary differences of the convertible senior notes and the capped call. We reported a benefit from income taxes of $0.7 million for each of the three and six months ended June 30, 2017. The effective tax rate for each period differs from the statutory ra te primarily as a result of not recognizing a deferred tax asset for U.S. losses due to having a full valuation allowance against U.S. deferred tax assets.
Note 13. Geographic Information
Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.
Revenue
The following table presents our revenue by geographic area, as determined based on the billing address of our customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		*As adjusted		* As adjusted
United States	$73,019	$54,733	$141,373	$105,432
EMEA	41,765	29,057	79,637	55,346
APAC	16,111	10,874	30,107	20,745
Other	10,987	7,432	20,556	14,461
Total	$141,882	$102,096	$271,673	$195,984
*Adjusted to reflect the adoption of ASC 606 (see Note 1).
Long-Lived Assets
The following table presents our long-lived assets by geographic area (in thousands):

	As of June 30, 2018	As of December 31, 2017
United States	$23,006	$23,609
EMEA:
Republic of Ireland	16,449	5,019
Other EMEA	3,328	5,007
Total EMEA	19,777	10,026
APAC	8,137	7,734
Total	$50,920	$41,369

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
We believe in developing products that serve organizations of all sizes and across all industries. The flagship product in our family, Zendesk Support, provides organizations with the ability to track, prioritize, and solve customer support tickets across multiple channels, bringing customer information and interactions into one place. Our other widely available products integrate with Support and include Zendesk Chat, Zendesk Talk, Zendesk Guide, and Zendesk Connect. Chat is live chat software that provides a fast and responsive way for organizations to connect with their customers. Talk is cloud-based call center software that facilitates personal and productive phone support conversations between organizations and their customers. Guide is a self-service destination that organizations can use to provide articles, interactive forums, and a community that help an organization's customers help themselves. Connect enables customer service teams to send automated and timely messages based on a customer’s past actions and preferences. Additionally, we offer Zendesk Suite, an omnichannel offering which provides Support, Chat, Talk, and Guide together for a single price. We offer a range of subscription account plans for our products that vary in price based on functionality, type, and the amount of product support we offer. We also offer a range of additional features that customers can purchase and add to their subscriptions.
For the three months ended June 30, 2018 and 2017, our revenue was $141.9 million and $102.1 million, respectively, representing a 39% growth rate. For the six months ended June 30, 2018 and 2017, our revenue was $271.7 million and $196.0 million, respectively, representing a 39% growth rate. For the three months ended June 30, 2018 and 2017, we derived $68.9 million, or 49%, and $47.4 million, or 46%, respectively, of our revenue from customers located outside of the United States. For the six months ended June 30, 2018 and 2017, we derived $130.3 million, or 48%, and $90.6 million, or 46%, respectively, of our revenue from customers located outside of the United States. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. For the three months ended June 30, 2018 and 2017, we generated net losses of $34.4 million and $26.3 million, respectively. For the six months ended June 30, 2018 and 2017, we generated net losses of $63.7 million and $51.3 million, respectively.
The growth of our business and our future success depend on many factors, including our ability to continue to innovate, further develop our unified omnichannel offering, build brand recognition and a scalable product for larger enterprises, maintain our leadership in the small and medium-sized business market, add new customers, generate additional revenue from our existing customer base, and increase our global customer footprint. While these areas represent significant opportunities for us, we also face significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. We anticipate that we will continue to expand our operations and headcount in the near term. The expected expenditures that we anticipate will be necessary to manage our anticipated growth, including personnel costs, expenditures relating to hosting capabilities, leasehold improvements, and related fixed assets, will make it more difficult for us to achieve profitability in the near term. Many of these investments will occur in advance of us experiencing any direct benefit and will make it difficult to determine if we are allocating our resources efficiently.
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
Number of Paid Customer Accounts. We believe that our ability to increase our number of paid accounts using our products is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. We define the number of paid customer accounts as the sum of the number of accounts on Zendesk Support, exclusive of our legacy Starter plan, free trials, or other free services, the number of accounts on Chat, exclusive of free trials or other free services, and the number of accounts on all of our other products, exclusive of free trials and other free services, each as of the end of the period and as identified by a unique account identifier. In the quarter ended June 30, 2018, we began to offer an omnichannel subscription, which provides access to multiple products through a single paid customer account, Zendesk Suite. The number of Suite paid customer accounts are included in the number of accounts on products other than Support and Chat, and are not included in the number of paid customer accounts using Support or Chat. Other than usage of our products through our omnichannel subscription offering, the use of Support, Chat, and our other products requires separate subscriptions and each of these accounts are treated as a separate paid customer account. Existing customers may also expand their utilization of our products by adding new accounts and a single consolidated organization or customer may have multiple accounts across each of our products to service separate subsidiaries, divisions, or work processes. Other than usage of our products through our omnichannel subscription offering, each of these accounts is also treated as a separate paid customer account. Other than paid accounts for Zendesk Connect, an increase in the number of paid customer accounts generally correlates to an increase in the number of authorized agents licensed to use our products, which directly affects our revenue and results of operations. We view growth in this metric as a measure of our success in converting new sales opportunities. We had approximately 130,300 paid customer accounts as of June 30, 2018, including approximately 70,500 paid customer accounts on Support, approximately 47,600 paid customer accounts on Chat, and approximately 12,200 paid customer accounts on our other products. As the total number of paid customer accounts increases, we expect the rate of growth in the number of paid customer accounts to decline.
Dollar-Based Net Expansion Rate. Our ability to generate revenue is dependent upon our ability to maintain our relationships with our customers and to increase their utilization of our products. We believe we can achieve this by focusing on delivering value and functionality that retains our existing customers, expands the number of authorized agents associated with an existing paid customer account, and results in upgrades to higher-priced subscription plans and the purchase of additional products. Maintaining customer relationships allows us to sustain and increase revenue to the extent customers maintain or increase the number of authorized agents licensed to use our products. We assess our performance in this area by measuring our dollar-based net expansion rate. Our dollar-based net expansion rate provides a measurement of our ability to increase revenue across our existing customer base through expansion of authorized agents associated with paid customer accounts, upgrades in subscription plans, and the purchase of additional products as offset by churn, contraction in authorized agents associated with paid customer accounts, and downgrades in subscription plans. We do not currently incorporate operating metrics associated with our analytics product or our Connect product into our measurement of dollar-based net expansion rate.
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
We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate monthly recurring revenue across our products from the paid customer accounts on Support and Chat as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate monthly recurring revenue across our products from the same customer base included in our measure of base revenue at the end of the annual period being measured. Our dollar-based net expansion rate is also adjusted to eliminate the effect of certain activities that we identify involving the transfer of agents between paid customer accounts, consolidation of customer accounts, or the split of a single paid customer account into multiple paid customer accounts. In addition, our dollar-based net expansion rate is adjusted to include paid customer accounts in the customer base used to determine retained revenue net of contraction and churn that share common corporate information with customers in the customer base that is used to determine our base revenue. Giving effect to this consolidation results in our dollar-based net expansion rate being calculated across approximately 107,800 customers, as compared to the approximately 130,300 total paid customer accounts as of June 30, 2018. To the extent that we can determine that the underlying customers do not share common corporate information, we do not aggregate paid customer accounts associated with reseller and other similar channel arrangements for the purposes of determining our dollar-based net expansion rate. While not material, we believe the failure to account for these activities would otherwise skew our dollar-based net expansion metrics associated with customers that maintain multiple paid customer accounts across their products, and paid customer accounts associated with reseller and other similar channel arrangements.
Our dollar-based net expansion rate was 119% as of June 30, 2018. We expect that, among other factors, our continued focus on adding larger paid customer accounts at the time of addition and the growth in our revenue will result in an overall decline in our dollar-based net expansion rate over time as our aggregate monthly recurring revenue grows.
Components of Results of Operations
Revenue
We derive substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on Support and, to a lesser extent, Chat, Talk, Guide, and Connect. Each subscription may have multiple authorized users, and we refer to each user as an “agent.” The number of agents ranges from one to thousands for various customer accounts. Our pricing is generally established on a per agent basis. We offer a range of subscription account plans for our products that vary in price based on functionality, type, and, for Support and Chat, the amount of product support we offer. We also offer a range of additional features that customers can purchase and add to their subscriptions. Certain arrangements provide for incremental fees above a fixed maximum number of monthly agents during the subscription term. We sell subscription services under contractual agreements that vary in length, ranging between one month and multiple years, with the majority of subscriptions having a term of either one month or one year.
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

We also derive revenue from implementation, Talk usage, and training services, for which we recognize revenue upon completion.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income from marketable securities, foreign currency gains and losses, and interest expense from our convertible senior notes. Interest expense includes amortization of the debt discount, amortization of issuance costs, and contractual interest expense.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		* As adjusted		* As adjusted
Revenue	$141,882	$102,096	$271,673	$195,984
Cost of revenue (1)	44,160	30,663	83,216	58,770
Gross profit	97,722	71,433	188,457	137,214
Operating expenses (1):
Research and development	37,624	28,698	74,708	55,154
Sales and marketing	69,450	50,412	134,508	96,681
General and administrative	24,245	19,788	46,452	38,105
Total operating expenses	131,319	98,898	255,668	189,940
Operating loss	(33,597)	(27,465)	(67,211)	(52,726)
Other income (expense), net
Interest income	3,826	827	5,344	1,540
Interest expense	(6,289)	—	(7,053)	—
Other income (expense), net	27	(319)	272	(814)
Total other income (expense), net	(2,436)	508	(1,437)	726
Loss before benefit from income taxes	(36,033)	(26,957)	(68,648)	(52,000)
Benefit from income taxes	(1,667)	(690)	(4,957)	(652)
Net loss	$(34,366)	$(26,267)	$(63,691)	$(51,348)
______________
(1) Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		* As adjusted		* As adjusted
Cost of revenue	$3,474	$2,156	$6,572	$4,260
Research and development	9,529	7,584	19,758	14,498
Sales and marketing	9,178	5,884	17,186	11,408
General and administrative	5,967	5,321	11,619	9,883

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		* As adjusted		* As adjusted
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (2)	31.1	30.0	30.6	30.0
Gross profit	68.9	70.0	69.4	70.0
Operating expenses (2):
Research and development	26.5	28.1	27.5	28.1
Sales and marketing	48.9	49.4	49.5	49.3
General and administrative	17.1	19.4	17.1	19.4
Total operating expenses	92.5	96.9	94.1	96.8
Operating loss	(23.6)	(26.9)	(24.7)	(26.8)
Other income (expense), net
Interest income	2.7	0.8	2.0	0.8
Interest expense	(4.4)	—	(2.6)	—
Other income (expense), net	—	(0.3)	0.1	(0.4)
Total other income (expense), net	(1.7)	0.5	(0.5)	0.4
Loss before benefit from income taxes	(25.3)	(26.4)	(25.2)	(26.4)
Benefit from income taxes	(1.2)	(0.7)	(1.8)	(0.3)
Net loss	(24.1)%	(25.7)%	(23.4)%	(26.1)%
______________
(2) Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		* As adjusted		* As adjusted
Cost of revenue	2.4%	2.1%	2.4%	2.2%
Research and development	6.7	7.4	7.3	7.4
Sales and marketing	6.5	5.8	6.3	5.8
General and administrative	4.2	5.2	4.3	5.0
*Adjusted to reflect the adoption of ASC 606. See Note 1 of the notes to our condensed consolidated financial statements.
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
		* As adjusted			* As adjusted
	(In thousands, except percentages)
Revenue	$141,882	$102,096	39%	$271,673	$195,984	39%
Revenue increased $39.8 million, or 39%, in the three months ended June 30, 2018 compared to the same period in 2017. Of the total increase in revenue, $15.5 million, or 39%, was attributable to revenue from new customer accounts acquired from July 1, 2017 through June 30, 2018, net of churn and contraction, and $24.3 million, or 61%, was attributable to revenue from accounts existing on or before June 30, 2017, net of churn and contraction. Revenue increased $75.7 million, or 39%, in the six months ended June 30, 2018 compared to the same period in 2017 due to the addition of new customer accounts and the continued expansion of existing customer accounts.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
		* As adjusted			* As adjusted
	(In thousands, except percentages)
Cost of revenue	$44,160	$30,663	44%	$83,216	$58,770	42%
Gross margin	68.9%	70.0%		69.4%	70.0%
Cost of revenue increased $13.5 million, or 44%, and $24.4 million, or 42%, in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The overall increase was primarily due to increased hosting costs of $5.9 million and $10.9 million, and increased employee compensation-related costs of $4.5 million and $8.2 million for the three and six months ended June 30, 2018, respectively. The increase in hosting costs was driven by an increase in expenditures for third-party managed hosting services and accelerated depreciation expense for our self-managed colocation data centers in connection with our transition to third-party managed hosting services. The increase in employee compensation-related costs was driven by headcount growth. Further contributing to the overall increase was an increase in allocated shared facilities and information technology costs of $1.4 million and $2.8 million for the three and six months ended June 30, 2018, respectively.
Our gross margin decreased by 1.1 and 0.6 percentage points in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, driven primarily by increased hosting costs in connection with our transition to third-party managed hosting services. The overall decrease was partially offset by lower amortization of capitalized internal-use software and certain acquired intangible assets.
Operating Expenses
Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(In thousands, except percentages)
Research and development	$37,624	$28,698	31%	$74,708	$55,154	35%
Research and development expenses increased $8.9 million, or 31%, and $19.6 million, or 35%, in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The overall increase was primarily due to increased employee compensation-related costs of $7.5 million and $15.0 million, driven by headcount growth, and asset impairment losses of $0.2 million and $2.0 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. Further contributing to the overall increase was an increase in allocated shared costs of $1.7 million and $3.0 million for the three and six months ended June 30, 2018, respectively.
Sales and Marketing Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
		* As adjusted			* As adjusted
	(In thousands, except percentages)
Sales and marketing	$69,450	$50,412	38%	$134,508	$96,681	39%
*Adjusted to reflect the adoption of ASC 606. See Note 1 of the notes to our condensed consolidated financial statements.

Sales and marketing expenses increased $19.0 million, or 38%, and $37.8 million, or 39%, in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The overall increase was primarily due to increased employee compensation-related costs, including amortization of deferred commissions, of $13.6 million and $26.9 million, driven by headcount growth, and an increase in marketing program costs of $2.1 million and $4.6 million for the three and six months ended June 30, 2018, respectively. The increase in marketing program costs was primarily driven by an increased number of marketing events and advertising activities. Further contributing to the overall increase was an increase in allocated shared costs of $2.9 million and $5.6 million, respectively.
General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(In thousands, except percentages)
General and administrative	$24,245	$19,788	23%	$46,452	$38,105	22%
General and administrative expenses increased $4.5 million, or 23%, and $8.3 million, or 22%, in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The overall increase was primarily due to increased employee compensation-related costs of $2.7 million and $5.4 million, driven by headcount growth, and an increase in allocated shared costs of $0.8 million and $1.6 million for the three and six months ended June 30, 2018, respectively.
Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(In thousands, except percentages)
Interest income	$3,826	$827	363%	$5,344	$1,540	247%
Interest expense	(6,289)	—	*	(7,053)	—	*
Other income (expense), net	27	(319)	(108)%	272	(814)	(133)%
* not meaningful
Interest income increased $3.0 million and $3.8 million in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to the increase in the amount of marketable securities from the proceeds received from the convertible senior notes. Interest expense increased $6.3 million and $7.1 million in the three and six months ended June 30, 2018, respectively, due to the issuance of the convertible senior notes.
Liquidity and Capital Resources
As of June 30, 2018, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $873.0 million, which were held for working capital and general corporate purposes. Our cash equivalents and marketable securities are comprised of money market funds, corporate bonds, asset-backed securities, commercial paper, U.S. treasury securities, and agency securities.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2018	2017
		*As adjusted
Net cash provided by operating activities	$39,938	$17,577
Net cash used in investing activities	(169,780)	(28,957)
Net cash provided by financing activities	513,387	20,551
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
Net cash provided by operating activities in the six months ended June 30, 2018 was $39.9 million, reflecting our net loss of $63.7 million, adjusted by non-cash charges including share-based compensation expense of $55.1 million, depreciation and amortization of $18.7 million, amortization of deferred costs of $9.5 million, and net changes in operating assets and liabilities of $11.4 million. The net changes in operating assets and liabilities were primarily attributable to an increase in deferred revenue of $33.6 million due to sales growth and the timing of customer billings and an increase in accounts payable and accrued liabilities of $21.8 million due to timing of payments. These sources of cash flow were offset by an increase in deferred costs of $17.6 million, primarily including sales commissions, and an increase in accounts receivable of $13.9 million due to the timing of customer billings and collections.

Net cash provided by operating activities in the six months ended June 30, 2017 was $17.6 million, reflecting our net loss of $51.3 million, adjusted by non-cash charges including share-based compensation expense of $40.0 million, depreciation and amortization of $16.1 million, amortization of deferred costs of $6.6 million, and net changes in operating assets and liabilities of $5.8 million. The net changes in operating assets and liabilities were primarily attributable to an increase in deferred revenue of $16.9 million due to sales growth and the timing of customer billings, and an increase in accrued liabilities and accounts payable of $8.0 million due to timing of payments. These sources of cash flow were offset by an increase in deferred costs of $9.6 million, primarily including sales commissions, and an increase in accounts receivable of $4.6 million due to the timing of customer billings and collections. Other uses of cash included an increase in prepaid expenses and other current assets of $2.9 million driven by a prepayment for third-party managed hosting services.
Investing Activities
Net cash used in investing activities in the six months ended June 30, 2018 of $169.8 million was primarily attributable to purchases of marketable securities of $145.6 million, net of sales and maturities, purchases of property and equipment of $20.0 million, primarily associated with newly leased office facilities, and capitalized internal-use software costs of $4.2 million related to the development of additional features and functionality for our platform.

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
Financing Activities
Net cash provided by financing activities in the six months ended June 30, 2018 of $513.4 million was primarily attributable to net proceeds from the issuance of our convertible senior notes of $561.5 million, proceeds from our employee stock purchase plan of $9.9 million, and proceeds from the exercise of employee stock options of $9.7 million, partially offset by the purchase of the capped call in connection with the issuance of our convertible senior notes of $63.9 million.

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
Contractual Obligations and Other Commitments
Our principal commitments consist of obligations under operating leases for office facilities and contractual commitments for hosting and other support costs.
There were no material changes to our commitments under contractual obligations from those disclosed in our audited consolidated financial statements for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

Through June 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Sensitivity
We had cash, cash equivalents, and marketable securities totaling $873.0 million as of June 30, 2018, of which $817.8 million was invested in money market funds, corporate bonds, asset-backed securities, commercial paper, U.S. treasury securities, and agency securities. The cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of June 30, 2018, an immediate increase of 100-basis points in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $3.6 million. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity or declines in fair value are determined to be other than temporary.
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
We have incurred net losses in each year since our inception, including net losses of $34.4 million and $26.3 million in the three months ended June 30, 2018 and 2017, respectively, and $63.7 million and $51.3 million in the six months ended June 30, 2018 and 2017, respectively. We had an accumulated deficit of $461.7 million as of June 30, 2018. For the three months ended June 30, 2018 and 2017, our revenue was $141.9 million and $102.1 million, respectively, representing a 39% growth rate. For the six months ended June 30, 2018 and 2017, our revenue was $271.7 million and $196.0 million, respectively, representing a 39% growth rate. Our historical revenue growth has been inconsistent, and should not be considered indicative of our future performance. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

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
Increasing our customer base and achieving broader market acceptance of our products will depend, to a significant extent, on our ability to effectively expand and maintain our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain certain of our new customers, including larger organizations. We plan to continue to expand our direct sales force both domestically and internationally to increase our sales capacity. During the twelve months ended June 30, 2018, our sales and marketing organization increased by approximately 190 employees to approximately 760 employees. There is significant competition for experienced sales and marketing professionals with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales and marketing professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Our recent hires and planned hires may not become as productive as we anticipate as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. We cannot predict whether, or to what extent, our sales will increase as we expand our sales and marketing functions or how long it will take for new personnel to become productive. Our business will be harmed if our sales and marketing efforts do not generate a significant increase in revenue.
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
We face competition from in-house software systems, large integrated systems vendors, and smaller companies offering alternative SaaS applications. Our competitors vary in size and in the breadth and scope of the products and services they offer. For larger organizations, we compete with customer software systems and large enterprise software vendors such as salesforce.com, Inc., Oracle Corporation, Microsoft Corporation, and ServiceNow, Inc., each of which may have greater operational flexibility to bundle competing products and services with other software offerings, or offer them at a lower price than our current Suite offering, which will negatively affect our competitiveness for that offering. In addition, we compete with a number of other SaaS providers with focused applications competitive to one or more of our products, including applications developed by Freshworks, Inc. and desk.com (a salesforce.com service) that compete with Support. Further, other established SaaS providers not currently focused on the functionality that our products provide may expand their services to compete with us. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Additionally, some existing and potential customers, particularly large organizations, have elected, and may in the future elect, to develop their own internal customer support software system. Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult for us to compete with them. For all of these reasons, we may not be able to compete successfully against our current and future competitors or retain existing customers, which would harm our business.
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
Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our products and to introduce new products and services. In order to grow our business, we must research and develop products and services that reflect the changing nature of customer service, and expand beyond customer service to other areas of improving relationships between organizations and their customers. In the three months ended June 30, 2018 and 2017, our research and development expenses were 27% and 28% of our revenue, respectively. In each of the six months ended June 30, 2018 and 2017, our research and development expenses were 28% of our revenue. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our operating results may be harmed and we may not realize the expected benefits of our strategy.
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
We generally charge our customers for their use of our products based on the number of users they enable as “agents” to provide customer service under their customer account, as well as the features and functionality enabled. The features and functionality we provide within our products enable our customers to promote customer self-service and otherwise efficiently and cost-effectively address product support requests without the need for substantial human interaction. As a result of these features, customer agent staffing requirements may be minimized and our revenue may be adversely impacted. Additionally, other than subscriptions related to our Suite offering, we generally require a separate subscription to enable the functionality of each of our products. We do not know whether our current or potential customers or the market in general will accept this pricing model going forward and, if it fails to gain acceptance, our business and results of operations could be harmed.
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
Additionally, we have a very limited history in respect of pricing our Suite offering. We may not fully understand the impact of pricing changes in the market, and if we fail to find an optimal price for our Suite offering, our business and results of operations may be harmed.
If we fail to effectively manage our growth and organizational change in a manner that preserves the key aspects of our culture, our business and operating results could be harmed.
We have experienced and may continue to experience rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from approximately 1,880 employees as of June 30, 2017 to approximately 2,360 employees as of June 30, 2018. In addition, we have established subsidiaries in Denmark, the United Kingdom, Australia, Ireland, Japan, the Philippines, Brazil, Germany, India, and Mexico since our inception in 2007, and, as a result of acquisitions, we also have subsidiaries in Singapore and France. We may continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of customers, end users, transactions, and data that our products support. Finally, our organizational structure is becoming more complex and we may need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures, to manage this complexity. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, simplicity in design, and attention to customer satisfaction that has been critical to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
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

•	changes in the relative and absolute levels of professional services we provide;

•	changes in foreign currency exchange rates;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	the impact of new accounting pronouncements; and

•	the timing of the grant, price of our common stock, or vesting of equity awards to employees.
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
In deploying and using our products, our customers depend on our product support team and customer success organization to resolve complex technical and operational issues. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for product support. We also may be unable to modify the nature, scope, and delivery of our product support to compete with changes in product support services provided by our competitors. Increased customer demand for product support, without corresponding revenue, could increase costs and adversely affect our operating results. Furthermore, adoption of Suite and increasing usage by customers of multiple products may additionally increase demand on our product support team and customer success organizations. Additionally, we may be unable to develop our customer success organization to continue to support the increasing level of complexity that larger enterprise customers require while maintaining the same level of engagement across all customers.
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

In the three months ended June 30, 2018 and 2017, we derived 49% and 46% of our revenue from customers located outside of the United States, respectively. In the six months ended June 30, 2018 and 2017, we derived 48% and 46% of our revenue from customers located outside of the United States, respectively. We are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and product support operations in certain countries across North America, Europe, Australia, Asia, and South America. To date a very limited portion of our sales has been driven by resellers or other channel partners. We believe our ability to convince new customers to subscribe to our products or to convince existing customers to renew or expand their use of our products is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.
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
Personal privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions where we offer our products. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state, and foreign government bodies and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use, and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and consumer protection agencies. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including the Directive, and data protection legislation of the individual member states subject to the Directive. On May 25, 2018, the Directive was replaced with the European General Data Protection Regulation, or the GDPR, which imposes additional obligations and risks upon our business. Compliance with GDPR has and will continue to require valuable management and employee time and resources, and failure to comply with GDPR could trigger severe penalties, including steep fines of up to €20.0 million or 4% of global annual revenue, whichever is higher, and could reduce demand for our products. In many jurisdictions enforcement actions and consequences for non-compliance are also rising.
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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2018, we had a net balance of $65.6 million of goodwill and intangible assets related to prior acquisitions. An adverse change in market conditions, particularly a change resulting in a significant decrease in our share price, or if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
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
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles, or GAAP, in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. For example, on January 1, 2018, we adopted Accounting Standards Codification 606, “Revenue from Contracts with Customers,” which changed our accounting policies regarding revenue recognition and incremental costs to acquire contracts. We also adjusted our consolidated financial statements from amounts previously reported to reflect the adoption. Certain other standards that become effective in the future may have a material impact on our consolidated financial statements. See Note 1 of the notes to our condensed consolidated financial information for information regarding the effect of new accounting pronouncements on our consolidated financial statements. Any difficulties in implementing these standards could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
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

As of June 30, 2018, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 38% of our outstanding common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to exert significant influence in matters requiring stockholder approval. For example, these stockholders may be able to exert significant influence in elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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

EXHIBIT
INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1#	Amended and Restated Non-Employee Director Compensation Policy.	8-K	001-36456	10.1	May 1, 2018
10.2	Lease Agreement by and between Marlin Cove, Inc. and SF Prosperity 1, LLC, as tenants in common, and Zendesk, Inc., dated June 22, 2018.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

#	Indicates management contract or compensatory plan, contract, or agreement.
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

Zendesk, Inc.
Date: August 2, 2018	By:	/s/ Elena Gomez
Elena Gomez
Chief Financial Officer (Principal Financial and Accounting Officer)