Form 10-K/A
period 2017-12-31
Zendesk, Inc.
filed 2018-11-05
CIK 1463172

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant, computed by reference to the price at which the common stock was last sold on June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $1.8 billion. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the Registrant for any other purpose.

The number of shares of the Registrant’s Common Stock outstanding as of October 31, 2018 was 107,041,554.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, filed on April 3, 2018, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Form 10-K/A (“Amendment No. 1”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“Original Filing”), filed with the U.S. Securities and Exchange Commission on February 22, 2018, to replace Exhibit 32.1 thereto with the corrected version of that exhibit submitted herewith. The original exhibit 32.1 mistakenly referenced the period covered by the Original Filing as being the year ended December 31, 2016. The correct period covered by the Original Filing is the year ended December 31, 2017.

The Company hereby amends the Original Filing by resubmitting the corrected version of Exhibit 32.1 with this Amendment No. 1 to correct this inadvertent clerical error. This Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the date of the Original Filing.

Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has included with this Amendment No. 1 currently-dated certifications by the Company’s principal executive officer and principal financial officer, as required by Exchange Act Rules 13a-14(a) and (b).

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

Seasonality

Historically, we have experienced the highest demand for our products and services in our fourth quarter, which we believe is a result of industry buying patterns. For a more detailed discussion of the seasonality impacting our business, see the “Seasonality” discussion in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K.

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

We are subject to data privacy and security regulation by data protection authorities in countries throughout the world, by the U.S. federal government, and by the states in which we conduct our business. In recent years, there have been a number of well-publicized data breaches involving the improper use and disclosure of personal information of individuals. Many governing authorities have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and public officials or amending existing laws to expand compliance obligations. In the European Union, U.S. companies must meet specified privacy and security standards, such as the Directive 95/46/EC, or the Directive, and, upon its effectiveness in May 2018, the European General Data Protection Regulation, or the GDPR, which govern the protection of individuals with regard to the processing of personally identifiable information, or PII, and on the free movement of such data established in the European Union to certain non-EU countries, such as the United States. Additionally, the data protection laws of each of the European Member countries require comprehensive information privacy and security protections for consumers with respect to PII collected about them. In February 2016, European Union and U.S. officials announced an agreement, the EU-U.S. Privacy Shield, or the Privacy Shield, as a means for legitimating the transfer of PII by U.S. companies doing business in Europe from the European Economic Area to the U.S. We have certified compliance with the Privacy Shield. In June 2017, we announced that we completed the EU approval process for our global Binding Corporate Rules (“BCRs”) as a data processor and controller. This significant regulatory approval validated our implementation of the highest possible standards for protecting PII globally, covering both the PII of our customers and employees. We have and expect to continue to engage in efforts to ensure that data transfers from the European Economic Area comply with the Directive, the GDPR, the Privacy Shield, our BCRs, and the data protection legislation of individual member states.

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

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions when the initial contract term expires, and add additional authorized agents to their customer accounts. Even though the majority of our revenue is derived from subscriptions to our products that have terms longer than one month, a significant portion of the subscriptions to our products have monthly terms. Our customers have no obligation to renew their subscriptions, and our customers may not renew subscriptions with a similar contract period or with the same or a greater number of agents. Some of our customers have elected not to renew their agreements with us and we do not have enough history to accurately predict long-term customer retention. Additionally, our future success is also substantially dependent on our ability to expand our existing customers’ use of our products by expanding the number of products to which such customers subscribe. This may require increasingly sophisticated and costly sales efforts and may not result in additional sales.

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

Our ability to successfully introduce and market new products, as well as integrate such new products into a shared services infrastructure, is unproven. Because we have a limited operating history and the market for our products, including newly acquired or developed products, is rapidly evolving, it is difficult for us to predict our operating results, particularly with respect to any new products that we may introduce. Our business depends in part on our ability to identify future products that both complement our existing products and respond to our customers’ needs. Our customers also expect that new products will integrate with existing products that we currently offer. If we are not able to successfully introduce and commercialize new products that respond to customers’ needs, or to fully integrate such new products into our infrastructure, our business could be harmed. Furthermore, the success of our new products will depend on market demand, and there is a risk that new products and services we introduce will not deliver expected results, which could negatively impact our future sales and results of operations.

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

We plan to continue to invest significant resources in connection with transitioning our customers and services infrastructure to third-party managed hosting services and may encounter obstacles in completing the transition. Given that we will increasingly become more reliant on third-party managed hosting services, any significant disruption of or interference in our use of such services will negatively impact our operations and customer satisfaction. In addition, third-party managed hosting services may take actions beyond our control that could seriously harm our business, including:

•	discontinuing or limiting our access to the service;

•	increasing price terms, including establishing more favorable relationships or pricing terms with one or more of our competitors;

•	terminating or seeking to terminate the contractual relationship altogether; or

•	modifying or interpreting its terms of service or other policies in a manner that impacts our ability to run our businesses and operations.

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

Exposure to United Kingdom political developments, including the United Kingdom’s vote to leave the European Union, could have a material adverse effect on us.

On June 23, 2016, a referendum was held on the United Kingdom’s membership in the European Union, the outcome of which was a vote in favor of leaving the European Union. The United Kingdom’s vote to leave the European Union creates an uncertain political and economic environment in the United Kingdom and potentially across other European Union member states, which may last for a number of months or years.

The result of the referendum means that the long-term nature of the United Kingdom’s relationship with the European Union is unclear and that there is considerable uncertainty as to when any such relationship will be agreed and implemented. In the interim, there is a risk of instability for both the United Kingdom and the European Union, which could adversely affect our results, financial condition, and prospects.

The political and economic instability created by the United Kingdom’s vote to leave the European Union has caused and may continue to cause significant volatility in global financial markets and the value of the British Pound Sterling currency or other currencies, including the Euro. Depending on the terms reached regarding any exit from the European Union, it is possible that there may be adverse practical or operational implications on our business.

The outcome of the referendum has also created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear how the United Kingdom’s vote to leave the European Union will affect the United Kingdom’s enactment of the European General Data Protection Regulation, and how data transfers to and from the United Kingdom will be regulated.

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

	Year Ended December 31,

	2017	2016	2015	2014	2013
Revenue	$430,492	$311,999	$208,768	$127,049	$72,045
Cost of revenue (1)	127,422	93,900	67,184	46,047	24,531

Gross profit	303,070	218,099	141,584	81,002	47,514
Operating expenses (1):
Research and development	115,291	91,067	62,615	36,403	15,288
Sales and marketing	220,742	166,987	114,052	77,875	37,622
General and administrative	81,680	64,371	47,902	32,869	16,437

Total operating expenses	417,713	322,425	224,569	147,147	69,347

Operating loss	(114,643)	(104,326)	(82,985)	(66,145)	(21,833)
Other income (expense), net	2,487	1,520	(729)	(1,533)	(517)

Loss before provision for (benefit from) income taxes	(112,156)	(102,806)	(83,714)	(67,678)	(22,350)
Provision for (benefit from) income taxes	(1,518)	993	338	(263)	221

Net loss	(110,638)	(103,799)	(84,052)	(67,415)	(22,571)
Accretion of redeemable convertible preferred stock	—	—	—	(18)	(49)

Net loss	$(110,638)	$(103,799)	$(84,052)	$(67,433)	$(22,620)

Net loss per share, basic and diluted	$(1.11)	$(1.11)	$(0.99)	$(1.26)	$(1.04)

Weighted-average shares used to compute net loss per share, basic and diluted	99,918	93,161	84,926	53,571	21,674

(1) Includes share-based compensation expense as follows:

	Year Ended December 31,

	2017	2016	2015	2014	2013
Cost of revenue	$9,040	$7,045	$4,541	$2,464	$254
Research and development	29,970	27,083	19,414	10,918	635
Sales and marketing	24,776	23,043	14,759	10,680	1,210
General and administrative	21,263	16,608	13,842	8,077	2,755

	As of December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Cash and cash equivalents	$109,370	$93,677	$216,226	$80,265	$53,725
Marketable securities, current and noncurrent	235,023	206,358	51,750	51,409	12,114
Working capital	97,483	112,600	165,832	60,856	31,706
Total assets	560,204	475,285	422,686	205,788	92,736
Deferred revenue, current and noncurrent	175,737	124,533	85,615	51,731	29,048
Credit facility	—	—	—	6,952	23,760
Total liabilities	238,563	175,857	129,396	92,082	67,643
Redeemable convertible preferred stock	—	—	—	—	71,369
Stockholders’ equity (deficit)	321,641	299,428	293,290	113,706	(46,276)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We believe in developing products that serve organizations of all sizes and across all industries. The flagship product in our family, Zendesk Support, provides organizations with the ability to track, prioritize, and solve customer support tickets across multiple channels, bringing customer information and interactions into one place. Our other widely available products integrate with Support and include Zendesk Chat, Zendesk Talk, and Zendesk Guide. Chat is live chat software that provides a fast and responsive way for organizations to connect with their customers. Talk is cloud-based call center software that facilitates personal and productive phone support conversations between organizations and their customers. Guide is a self-service destination that organizations can use to provide articles, interactive forums, and a community that help an organization’s customers help themselves. We offer a range of subscription account plans for our products that vary in price based on functionality, type, and, for Support and Chat, the amount of product support we offer. We also offer a range of additional features that customers can purchase and add to their subscriptions.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

See Notes to Consolidated Financial Statements.

ZENDESK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity
Balances as of December 31, 2014	76,134	755	246,000	(535)	(652)	(528)	(131,869)	113,706
Issuance of common stock from follow-on public offering, net of issuance costs	8,780	88	190,008	—	—	—	—	190,096
Issuance of common stock upon exercise of stock options	3,275	33	10,580	—	—	—	—	10,613
Issuance of common stock for settlement of RSUs	1,655	17	(626)	—	—	—	—	(609)
Vesting of early exercised stock options	—	—	1,046	—	—	—	—	1,046
Issuance of common stock in connection with employee stock purchase plan	1,019	12	9,363	—	—	—	—	9,375
Repurchase of common stock	(2)	—	—	—	—	—	—	—
Share-based compensation	—	—	54,363	—	—	—	—	54,363
Tax benefit from share-based award activity	—	—	449	—	—	—	—	449
Other comprehensive loss, net of income taxes	—	—	—	—	—	(1,697)	—	(1,697)
Net loss	—	—	—	—	—	—	(84,052)	(84,052)

Balances as of December 31, 2015	90,861	905	511,183	(535)	(652)	(2,225)	(215,921)	293,290
Issuance of common stock upon exercise of stock options	2,924	29	25,406	—	—	—	—	25,435
Issuance of common stock for settlement of RSUs	2,894	29	(832)	—	—	—	—	(803)
Vesting of early exercised stock options	—	1	628	—	—	—	—	629
Issuance of common stock in connection with employee stock purchase plan	554	7	10,885	—	—	—	—	10,892
Repurchase of common stock	(38)	—	—	—	—	—	—	—
Share-based compensation	—	—	76,419	—	—	—	—	76,419
Tax benefit from share-based award activity	—	—	337	—	—	—	—	337
Other comprehensive loss, net of income taxes	—	—	—	—	—	(2,972)	—	(2,972)
Net loss	—	—	—	—	—	—	(103,799)	(103,799)

Balances as of December 31, 2016	97,195	$971	$624,026	(535)	$(652)	$(5,197)	$(319,720)	$299,428
Issuance of common stock upon exercise of stock options	2,664	27	31,855	—	—	—	—	31,882
Issuance of common stock for settlement of RSUs	3,145	31	(3,020)	—	—	—	—	(2,989)
Vesting of early exercised stock options	—	1	411	—	—	—	—	412
Issuance of common stock in connection with employee stock purchase plan	652	6	12,904	—	—	—	—	12,910
Share-based compensation	—	—	87,546	—	—	—	—	87,546
Other comprehensive gain, net of income taxes	—	—	—	—	—	2,825	—	2,825
Retirement of treasury stock	(535)	(5)	(647)	535	652	—	—	—
Cumulative-effect adjustment resulting from the adoption of ASU 2016-09 (Note 2)	—	—	493	—	—	—	(493)	—
Cumulative-effect adjustment resulting from the adoption of ASU 2016-16 (Note 2)	—	—	—	—	—	—	265	265
Net loss	—	—	—	—	—	—	(110,638)	(110,638)
Balances as of December 31, 2017	103,121	$1,031	$753,568	—	$—	$(2,372)	$(430,586)	$321,641

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

•	Dividend Yield. We have not paid and do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero.

The assumptions used to estimate the fair value of stock options granted to employees are as follows:

	Year Ended December 31,
	2017	2016	2015
Expected volatility	44% - 48%	47% - 49%	49% - 54%
Dividend rate	0%	0%	0%

Risk-free interest rate	1.9% - 2.2%	1.1% - 2.0%	1.4% - 2.0%
Expected term (in years)	6.02 - 6.08	6.02 - 6.08	6.02 - 6.08

The assumptions used to estimate the fair value of ESPP awards are as follows:

	Year Ended December 31,
	2017	2016
Expected volatility	37% - 44%	42% - 48%
Dividend rate	0%	0%
Risk-free interest rate	1.02% - 1.62%	0.38% - 0.90%
Expected term (in years)	0.50 - 1.50	0.50 - 1.50

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

Based on this evaluation, our management concluded that, as of December 31, 2017, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

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

We have a code of business ethics and conduct that applies to all of our employees, including our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and our Board of Directors. A copy of this code, “Code of Business Conduct and Ethics”, is available on our website at http://investor.zendesk.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our investor relations website under the heading “Corporate Governance” at http://investor.zendesk.com.

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

Item 16.	Form 10-K Summary.

None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Stock Purchase Agreement by and among Zendesk, Inc., We Are Cloud SAS, the Sellers set forth therein, and Rachel Delacour and Alven Capital Partners, represented by Mr. Jérémy Uzan, as the Sellers’ Representatives, dated October 13, 2015.	8-K	001-36456	2.1	October 19, 2015

2.2	Stock Purchase Agreement by and among Zendesk, Inc., We Are Cloud SAS, and the Sellers set forth therein, dated October 13, 2015.	8-K	001-36456	2.2	October 19, 2015

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36456	3.1	August 7, 2014

3.2	Amended and Restated By-laws of the Registrant.	8-K/A	001-36456	3.1	February 7, 2018

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	333-195176	4.1	May 5, 2014

10.1#	2009 Stock Option and Grant Plan, as amended, and related form agreements.	S-1	333-195176	10.2	April 10, 2014

10.2#	2014 Stock Option and Incentive Plan, and related form agreements.	10-K	001-36456	10.2	February 22, 2018

10.3#	2014 Employee Stock Purchase Plan, as amended.	10-Q	001-36456	10.2	November 6, 2014

10.4#	Form of Inducement Option Agreement.	8-K	001-36456	10.1	May 6, 2016

10.5#	Form of Inducement RSU Agreement.	8-K	001-36456	10.2	May 6, 2016

10.6#	Offer Letter between the Registrant and Adrian McDermott, dated as of June 16, 2010.	S-1	333-195176	10.7	April 10, 2014

10.7#	Offer Letter between the Registrant and John Geschke, dated as of May 30, 2012.	10-K	001-36456	10.9	February 26, 2016

10.8#	Offer Letter between the Registrant and Elena Gomez, dated as of April 6, 2016.	10-K	001-36456	10.9	February 27, 2017

10.9#	Offer Letter between the Registrant and Tom Keiser, dated as of March 29, 2016.	10-K	001-36456	10.10	February 27, 2017

10.10#	Offer Letter between the Registrant and Bryan Cox, dated as of March 24, 2016.	10-K	001-36456	10.11	February 27, 2017

10.11#	Offer Letter between the Registrant and Norman Gennarro, dated as of November 26, 2017.	10-K	001-36456	10.11	February 22, 2018

10.12#	Offer Letter between the Registrant and Jeffrey Titterton, dated as of April 6, 2017.	10-K	001-36456	10.12	February 22, 2018

10.13	Office Lease between the Registrant and 989 Market Street, LLC, dated as of April 29, 2011.	S-1	333-195176	10.8	April 10, 2014

10.14	First Amendment to Lease between the Registrant and 989 Market Street, LLC, dated as of June 28, 2011.	S-1	333-195176	10.9	April 10, 2014

10.15	Second Amendment to Lease between the Registrant and 989 Market Street, LLC, dated as of August 11, 2011.	S-1	333-195176	10.10	April 10, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.16	Third Amendment to Lease between the Registrant and HMC Mid-Market Ventures LLC, dated as of September 11, 2013.	S-1	333-195176	10.11	April 10, 2014

10.17	Fourth Amendment to Lease between the Registrant and ASB 989 Market, LLC, dated as of January 19, 2017.	10-Q	001-36456	10.1	May 8, 2017

10.18	Fifth Amendment to Lease between the Registrant and ASB 989 Market, LLC, dated as of August 2, 2017.	10-Q	001-36456	10.1	November 3, 2017

10.19	Lease Agreement between the Registrant and 1019 Market St. Property, LLC, dated as of September 6, 2013, as amended.	10-Q	001-36456	10.1	November 6, 2014

10.20#	Amended and Restated Non-Employee Director Compensation Policy.	8-K	001-36456	10.1	May 18, 2017

10.21#	Amended and Restated Executive Incentive Bonus Plan.	8-K	001-36456	10.1	February 11, 2015

10.22#	Zendesk, Inc. Change in Control Acceleration Plan.	8-K	001-36456	10.1	May 15, 2015

10.23#	Forms of Indemnification Agreement.	S-1	333-195176	10.1	April 10, 2014

10.24	Lease by and between Zendesk, Inc. and 1035 Market Street, LLC., dated June 22, 2016.	8-K	001-36456	10.1	June 27, 2016

21.1	List of Subsidiaries of the Registrant.	10-K	001-36456	21.1	February 22, 2018

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page of Original Filing).	10-K	001-36456	N/A	February 22, 2018

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates management contract or compensatory plan, contract, or agreement.
†

The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K/A, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Zendesk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K/A, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zendesk, Inc.

Date: November 2, 2018	By:	/s/ Elena Gomez
Elena Gomez
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mikkel Svane Mikkel Svane	Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)	11/2/2018

/s/ Elena Gomez	Chief Financial Officer (Principal Financial and Accounting Officer)	11/2/2018
Elena Gomez

*	Director	11/2/2018
Carl Bass

*	Director	11/2/2018
Hilarie Koplow-McAdams

*	Director	11/2/2018
Michael Frandsen

*	Director	11/2/2018
Caryn Marooney

*	Director	11/2/2018
Elizabeth Nelson

*	Director	11/2/2018
Dana Stalder

*	Director	11/2/2018
Michelle Wilson

*By:	/s/ Elena Gomez
Elena Gomez
Attorney-in-Fact