Form 10-Q
period 2018-09-30
Zendesk, Inc.
filed 2018-11-05
CIK 1463172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  x
As of October 31, 2018, there were 107,041,554 shares of the registrant’s common stock outstanding.

ZENDESK, INC.

PART I — FINANCIAL INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our future financial performance, including our revenue, cost of revenue, gross profit, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;

•	the sufficiency of our cash and cash equivalents and marketable securities to meet our liquidity needs;

•	our ability to attract and retain customers to use our products, and our ability to optimize the pricing for such products;

•	the evolution of technology affecting our products, services, and markets;

•	our ability to innovate and provide a superior customer experience;

•	our ability to successfully expand in our existing markets and into new markets;

•	the attraction and retention of qualified employees and key personnel;

•	worldwide economic conditions and their impact on information technology spending;

•	our ability to effectively manage our growth and future expenses;

•	our ability to introduce and market new products and to integrate such products into our infrastructure;

•	our ability to maintain, protect, and enhance our intellectual property;

•	our ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations;

•	our ability to securely maintain customer data;

•	our ability to service the interest on our convertible notes and repay such notes, if required;

•	our ability to successfully integrate people, products, technology and services following completion of acquisitions;

•	our ability to maintain and enhance our brand; and

•	the increased expenses and administrative workload associated with being a public company.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ZENDESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and shares)

	September 30, 2018	December 31, 2017
	(Unaudited)	* As adjusted
Assets
Current assets:
Cash and cash equivalents	$157,158	$109,370
Marketable securities	293,598	137,576
Accounts receivable, net of allowance for doubtful accounts of $2,862 and $1,252 as of September 30, 2018 and December 31, 2017, respectively	82,935	57,096
Deferred costs	21,183	15,771
Prepaid expenses and other current assets	34,287	24,165
Total current assets	589,161	343,978
Marketable securities, noncurrent	360,350	97,447
Property and equipment, net	72,335	59,157
Deferred costs, noncurrent	22,175	15,395
Goodwill and intangible assets, net	148,886	67,034
Other assets	11,157	8,359
Total assets	$1,204,064	$591,370
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,270	$5,307
Accrued liabilities	38,699	21,876
Accrued compensation and related benefits	39,158	29,017
Deferred revenue	222,936	173,147
Total current liabilities	330,063	229,347
Convertible senior notes, net	452,075	—
Deferred revenue, noncurrent	2,551	1,213
Other liabilities	14,598	6,626
Total liabilities	799,287	237,186
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,066	1,031
Additional paid-in capital	905,386	753,568
Accumulated other comprehensive loss	(5,797)	(2,372)
Accumulated deficit	(495,878)	(398,043)
Total stockholders’ equity	404,777	354,184
Total liabilities and stockholders’ equity	$1,204,064	$591,370
* See Note 1 for a summary of adjustments.

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		*As adjusted		*As adjusted
Revenue	$154,828	$112,265	$426,501	$308,249
Cost of revenue (1)	46,992	33,693	130,207	92,463
Gross profit	107,836	78,572	296,294	215,786
Operating expenses (1):
Research and development	40,410	29,358	115,118	84,512
Sales and marketing	74,270	54,383	208,778	151,064
General and administrative	27,357	21,398	73,809	59,503
Total operating expenses	142,037	105,139	397,705	295,079
Operating loss	(34,201)	(26,567)	(101,411)	(79,293)
Other income (expense), net:
Interest income	4,561	923	9,906	2,463
Interest expense	(6,375)	—	(13,427)	—
Other expense, net	(463)	(304)	(194)	(1,118)
Total other income (expense), net	(2,277)	619	(3,715)	1,345
Loss before benefit from income taxes	(36,478)	(25,948)	(105,126)	(77,948)
Benefit from income taxes	(2,334)	(133)	(7,291)	(785)
Net loss	$(34,144)	$(25,815)	$(97,835)	$(77,163)
Net loss per share, basic and diluted	$(0.32)	$(0.26)	$(0.93)	$(0.78)
Weighted-average shares used to compute net loss per share, basic and diluted	106,143	100,659	104,954	99,203
(1) Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		* As adjusted		* As adjusted
Cost of revenue	$3,929	$2,408	$10,500	$6,668
Research and development	10,677	7,776	30,436	22,274
Sales and marketing	10,261	6,573	27,447	17,981
General and administrative	6,579	5,619	18,198	15,502

* See Note 1 for a summary of adjustments.

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		* As adjusted		* As adjusted
Net loss	$(34,144)	$(25,815)	$(97,835)	$(77,163)
Other comprehensive gain (loss), before tax:
Net unrealized gain (loss) on available-for-sale investments	(50)	80	(673)	213
Foreign currency translation gain (loss)	—	—	(12)	824
Net unrealized gain (loss) on derivative instruments	418	344	(3,456)	3,692
Other comprehensive gain (loss), before tax	368	424	(4,141)	4,729
Tax effect	(366)	(156)	716	(1,737)
Other comprehensive gain (loss), net of tax	2	268	(3,425)	2,992
Comprehensive loss	$(34,142)	$(25,547)	$(101,260)	$(74,171)
* See Note 1 for a summary of adjustments.

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
		* As adjusted
Cash flows from operating activities
Net loss	$(97,835)	$(77,163)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	27,193	24,263
Share-based compensation	86,581	62,425
Amortization of deferred costs	15,124	10,332
Amortization of debt discount and issuance costs	12,665	—
Other	2,865	381
Changes in operating assets and liabilities:
Accounts receivable	(26,721)	(15,039)
Prepaid expenses and other current assets	(10,167)	(5,116)
Deferred costs	(26,716)	(15,595)
Other assets and liabilities	(8,026)	(5,323)
Accounts payable	20,607	7,237
Accrued liabilities	7,073	6,843
Accrued compensation and related benefits	2,487	1,503
Deferred revenue	50,552	30,174
Net cash provided by operating activities	55,682	24,922
Cash flows from investing activities
Purchases of property and equipment	(27,132)	(13,334)
Internal-use software development costs	(5,550)	(5,237)
Purchases of marketable securities	(591,426)	(135,279)
Proceeds from maturities of marketable securities	131,819	88,960
Proceeds from sales of marketable securities	40,775	28,144
Cash paid for the acquisition of Outbound, net of cash acquired	—	(16,470)
Cash paid for the acquisition of FutureSimple, net of cash acquired	(79,363)	—
Net cash used in investing activities	(530,877)	(53,216)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $13,561	561,439	—
Purchase of capped call related to convertible senior notes	(63,940)	—
Proceeds from exercises of employee stock options	13,254	18,550
Proceeds from employee stock purchase plan	15,999	10,980
Other	(3,807)	(2,415)
Net cash provided by financing activities	522,945	27,115
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(55)	288
Net increase (decrease) in cash, cash equivalents and restricted cash	47,695	(891)
Cash, cash equivalents and restricted cash at beginning of period	110,888	95,062
Cash, cash equivalents and restricted cash at end of period	$158,583	$94,171

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$157,158	$92,603
Restricted cash included in prepaid expenses and other current assets	826	920
Restricted cash included in other assets	599	648
Total cash, cash equivalents and restricted cash	$158,583	$94,171

Supplemental cash flow data
Cash paid for income taxes and interest	$3,468	$1,532
Non-cash investing and financing activities
Balance of property and equipment in accounts payable and accrued expenses	$5,680	$1,384
Property and equipment acquired through tenant improvement allowances	$5,435	$437
Share-based compensation capitalized in internal-use software development costs	$1,986	$1,984
Share-based compensation capitalized in deferred costs	$602	$380
Vesting of early exercised stock options	$—	$317
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
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2017, filed with the SEC on November 5, 2018. There have been no changes to our significant accounting policies described in the Annual Report on Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes, except as described below.
Effective January 1, 2018, we adopted the requirements of Accounting Standards Update, or ASU, 2014-09, “Revenue from Contracts with Customers” regarding Accounting Standards Codification, or ASC, Topic 606 and ASU 2016-18, “Statement of Cash Flows - Restricted Cash,” as discussed below. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standards, as indicated by “as adjusted.”
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

Concentrations of Risk
As of September 30, 2018, no customers represented 10% or greater of our total accounts receivable balance. There were no customers that individually exceeded 10% of our revenue during the three and nine months ended September 30, 2018 or 2017.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-02, regarding ASC Topic 842 “Leases,” including subsequent amendments. This new guidance requires lessees to recognize most leases on their balance sheets as right-of-use assets with corresponding lease liabilities and eliminates certain real estate-specific provisions. The new guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. We have completed our process to identify our population of lease arrangements and we are nearing the completion of applying the new guidance to each arrangement. We are also in the process of determining the incremental borrowing rate for each arrangement. We plan to adopt utilizing the modified retrospective method of transition. While the adoption remains in progress, we expect that adoption will result in the recognition of right-of-use assets and lease liabilities that were not previously recognized, which will increase total assets and liabilities on our consolidated balance sheet.
In August 2017, the FASB issued ASU 2017-12, regarding ASC Topic 815 “Derivatives and Hedging.” This amendment simplifies various aspects of hedge accounting, including the measurement and presentation of hedge ineffectiveness and certain documentation and assessment requirements. The amendment also makes more hedging strategies eligible for hedge accounting. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the effect of this standard on our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, regarding ASC Topic 820 “Fair Value Measurement,” which modifies the disclosure requirements for fair value measurements for certain types of investments. The guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted. We do not expect the adoption of this standard to have a material effect on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, regarding ASC Topic 350-40 “Intangibles - Internal-Use Software,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the effect of this standard on our consolidated financial statements.
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

In August 2016, the FASB issued ASU 2016-15, regarding ASC Topic 230 “Statement of Cash Flows.” This update addresses eight specific cash flow issues with the objective of reducing diversity in practice. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We adopted this standard in the first quarter of 2018. The adoption did not have an effect on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows - Restricted Cash,” which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. We adopted this standard in the first quarter of 2018 on a retrospective basis, resulting in an immaterial change to our previously reported statement of cash flows for the nine months ended September 30, 2017, which is summarized in the table below.

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
In March 2018, the FASB issued ASU 2018-05, which amends ASC Topic 740 “Income Taxes” to conform with SEC Staff Accounting Bulletin 118, issued in December 2017. The guidance was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The standard is effective upon issuance. We are nearing completion of our analysis of our deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. We will finalize our assessment in the fourth quarter of 2018.

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
Select unaudited condensed consolidated statement of operations line items, which reflect the adoption of ASC 606 are as follows (in thousands, except per share data):

	Three Months Ended September 30, 2017
	As Previously Reported	Adjustments	As Adjusted
Revenue	$112,786	$(521)	$112,265
Operating expenses:
Sales and marketing	56,778	(2,395)	54,383
Operating loss	(28,441)	1,874	(26,567)
Net loss	$(27,689)	$1,874	$(25,815)
Net loss per share, basic and diluted	$(0.28)	$0.02	$(0.26)

	Nine Months Ended September 30, 2017
	As Previously Reported	Adjustments	As Adjusted
Revenue	$307,066	$1,183	$308,249
Operating expenses:
Sales and marketing	156,707	(5,643)	151,064
Operating loss	(86,119)	6,826	(79,293)
Net loss	$(83,988)	$6,826	$(77,163)
Net loss per share, basic and diluted	$(0.85)	$0.07	$(0.78)

Select unaudited condensed consolidated statement of cash flows line items, which reflect the adoption of ASC 606 and ASU 2016-18 are as follows (in thousands):

	Nine Months Ended September 30, 2017
	As Previously Reported	Adjustments	As Adjusted
Cash flow from operating activities
Net loss	$(83,988)	$6,826	$(77,163)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	62,805	(380)	62,425
Amortization of deferred costs	—	10,332	10,332
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,109)	(7)	(5,116)
Deferred costs	—	(15,595)	(15,595)
Other assets and liabilities	(5,513)	190	(5,323)
Deferred revenue	31,357	(1,183)	30,174
Net cash provided by operating activities	24,739	183	24,922
Net increase in cash, cash equivalents and restricted cash	(1,074)	183	(891)
Cash, cash equivalents and restricted cash at beginning of period	93,677	1,385	95,062
Cash, cash equivalents and restricted cash at end of period	$92,603	$1,568	$94,171
We have also updated our significant accounting policies in connection with the adoption of ASC 606:

Revenue Recognition
We generate substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on Zendesk Support and, to a lesser extent, Chat, Talk, Guide, Connect, and Base. In addition, we generate revenue by providing additional features to certain of our subscription plans for a fee that is incremental to the base subscription rate for such plans. Subscription service arrangements are generally non-cancelable and do not provide for refunds to customers in the event of cancellations or any other right of return. We record revenue net of sales or excise taxes.

We also derive revenue from implementation, Talk usage, and training services, for which we recognize revenue upon completion.

Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, the performance obligations are satisfied
Subscription revenue is recognized on a ratable basis over the contractual subscription term of the arrangement beginning on the date that our service is made available to the customer. Payments received in advance of services being rendered are recorded as deferred revenue.

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
Deferred Revenue
We invoice customers for subscriptions to our products in monthly, quarterly, or annual installments. Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized, and includes an immaterial amount of billings for subscriptions with customer cancellation rights. The term between invoicing and when payment is due is not significant and we do not provide financing arrangements to customers. Deferred revenue associated with performance obligations that are anticipated to be satisfied, and thus revenue recognized, during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent deferred revenue. Deferred revenue associated with implementation, Talk usage, and training services was immaterial as of December 31, 2017 and September 30, 2018.
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
Note 2. Business Combinations
FutureSimple Inc.
On September 10, 2018, we completed the acquisition of FutureSimple Inc., or FutureSimple, the developer of Base, a sales force automation software product. We acquired FutureSimple for purchase consideration of $81.0 million in cash. We incurred transaction costs of $1.6 million in connection with the acquisition, which were included within general and administrative expenses.
The fair value of assets acquired and liabilities assumed was based on a preliminary valuation, and our estimates and assumptions are subject to change within the measurement period. The primary areas that remain preliminary relate to the fair values of certain assets and liabilities acquired and residual goodwill. The total purchase consideration was allocated to the assets acquired and liabilities assumed as set forth below (in thousands). The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill generated from the acquisition is primarily attributable to assembled workforce and expected growth from the expansion of the scope of and market opportunity for our products. Goodwill is not deductible for income tax purposes. Goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present.

Net tangible liabilities acquired	$(3,371)
Identifiable intangible assets:
Developed technology	19,000
Customer relationships	10,800
Backlog	1,500
Goodwill	53,094
Total purchase consideration	$81,023

The developed technology, customer relationships, and backlog intangible assets were assigned useful lives of 6.5, 5.0, and 2.0 years, respectively.

In connection with the acquisition, we granted cash and share-based retention awards to certain employees of FutureSimple. The cash awards vest over a required service period and the share-based awards vest upon fulfillment of certain service and performance conditions. Each retention award will be recorded as expense based on the fulfillment of such service and performance conditions, as applicable, and is not included in the total purchase consideration.
From the date of the acquisition, the results of operations of FutureSimple have been included in and are immaterial to our consolidated financial statements. Pro forma revenue and results of operations have not been presented because the historical results of FutureSimple are not material to our consolidated financial statements in any period presented.
Outbound Solutions, Inc.
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

Net tangible assets acquired	$96
Net deferred tax liability recognized	(492)
Identifiable intangible assets:
Developed technology	3,200
Customer relationships	410
Goodwill	13,350
Total purchase consideration	$16,564

The developed technology and customer relationships intangible assets were assigned useful lives of 6.5 and 3.5 years, respectively.
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

Note 3. Financial Instruments

Investments
The following tables present information about our financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurement at September 30, 2018
	Level 1	Level 2	Total
Description
Corporate bonds	$—	$443,934	$443,934
Asset-backed securities	—	110,786	110,786
Money market funds	56,031	—	56,031
Commercial paper	—	51,730	51,730
U.S. treasury securities	—	50,690	50,690
Agency securities	—	15,489	15,489
Certificates of deposit	—	2,250	2,250
Total	$56,031	$674,879	$730,910
Included in cash and cash equivalents			$76,962
Included in marketable securities			$653,948

	Fair Value Measurement at December 31, 2017
	Level 1	Level 2	Total
Description
Corporate bonds	$—	$149,069	$149,069
Money market funds	32,832	—	32,832
U.S. treasury securities	—	28,382	28,382
Asset-backed securities	—	27,738	27,738
Commercial paper	—	19,622	19,622
Agency securities	—	14,911	14,911
Total	$32,832	$239,722	$272,554
Included in cash and cash equivalents			$37,531
Included in marketable securities			$235,023

As of September 30, 2018 and December 31, 2017, there were no securities within Level 3 of the fair value hierarchy. There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2018. Gross unrealized gains and losses for cash equivalents and marketable securities as of September 30, 2018 and December 31, 2017 were not material. Unrealized losses for securities that have been in an unrealized loss position for more than 12 months as of September 30, 2018 and December 31, 2017 were not material.
The following table classifies our marketable securities by contractual maturity (in thousands):

	September 30, 2018	December 31, 2017
Due in one year or less	$293,598	$137,576
Due after one year	360,350	97,447
Total	$653,948	$235,023

For our other financial instruments, including accounts receivable, accounts payable, and other current liabilities, the carrying amounts approximate their fair values due to the relatively short maturity of these balances.

Derivative Instruments and Hedging
Our foreign currency exposures typically arise from expenditures associated with foreign operations and sales in foreign currencies of our products. To mitigate the effect of foreign currency fluctuations on our future cash flows and earnings, we enter into foreign currency forward contracts with certain financial institutions and designate those contracts as cash flow hedges. Our foreign currency forward contracts generally have maturities of 15 months or less. As of September 30, 2018, the balance of accumulated other comprehensive loss included an unrecognized net loss of $2.5 million related to the effective portion of changes in the fair value of foreign currency forward contracts designated as cash flow hedges. We expect to reclassify a net loss of $2.7 million into earnings over the next 12 months associated with our cash flow hedges.
The following tables present information about our derivative instruments on our consolidated balance sheets (in thousands):

	September 30, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$1,731	Accrued liabilities	$4,593
Total		$1,731		$4,593

	December 31, 2017
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$2,359	Accrued liabilities	$1,220
Total		$2,359		$1,220

Our foreign currency forward contracts had a total notional value of $179.9 million and $139.7 million as of September 30, 2018 and December 31, 2017, respectively. We have master netting arrangements with each of our counterparties, which permit net settlement of multiple, separate derivative contracts with a single payment. We may also be required to exchange cash collateral with certain of our counterparties on a regular basis. ASC 815 permits companies to present the fair value of derivative instruments on a net basis according to master netting arrangements. We have elected to present our derivative instruments on a gross basis in our consolidated financial statements. As of September 30, 2018 and December 31, 2017, there was no cash collateral posted with counterparties.
The following table presents information about our derivative instruments on our condensed consolidated statements of operations (in thousands):

		Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
Hedging Instrument	Location of Loss Reclassified into Earnings	Loss Recognized in AOCI	Loss Reclassified from AOCI into Earnings	Loss Recognized in AOCI	Loss Reclassified from AOCI into Earnings
Foreign currency forward contracts	Revenue, cost of revenue, operating expenses	$(930)	$(1,348)	$(3,729)	$(273)
Total		$(930)	$(1,348)	$(3,729)	$(273)

		Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
Hedging Instrument	Location of Gain (Loss) Reclassified into Earnings	Gain Recognized in AOCI	Gain Reclassified from AOCI into Earnings	Gain Recognized in AOCI	Loss Reclassified from AOCI into Earnings
Foreign currency forward contracts	Revenue, cost of revenue, operating expenses	$629	$285	$3,117	$(575)
Total		$629	$285	$3,117	$(575)
All derivatives have been designated as hedging instruments. Amounts recognized in earnings related to excluded time value and hedge ineffectiveness for the three and nine months ended September 30, 2018 and 2017 were not material.
Convertible Senior Notes
As of September 30, 2018, the fair value of our convertible senior notes was $726.3 million. The fair value was determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.
Note 4. Costs to Obtain Customer Contracts
The balances of deferred costs to obtain customer contracts were $43.4 million and $31.2 million as of September 30, 2018 and December 31, 2017, respectively. Amortization expense for these deferred costs was $5.6 million and $3.7 million for the three months ended September 30, 2018 and 2017, respectively, and $15.1 million and $10.3 million for the nine months ended September 30, 2018 and 2017, respectively. There were no impairment losses related to these deferred costs for the periods presented.

Note 5. Property and Equipment
Property and equipment, net consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Leasehold improvements	$51,049	$28,113
Capitalized internal-use software	36,348	31,593
Hosting equipment	34,104	37,222
Computer equipment and licensed software and patents	19,949	16,316
Furniture and fixtures	11,136	9,581
Construction in progress	10,480	11,220
Total	163,066	134,045
Less: accumulated depreciation and amortization	(90,731)	(74,888)
Property and equipment, net	$72,335	$59,157

Depreciation expense was $5.8 million and $5.3 million for the three months ended September 30, 2018 and 2017, respectively, and $18.6 million and $15.1 million for the nine months ended September 30, 2018 and 2017, respectively.
Amortization expense of capitalized internal-use software was $1.5 million and $1.8 million for the three months ended September 30, 2018 and 2017, respectively, and $4.4 million and $6.0 million for the nine months ended September 30, 2018 and 2017, respectively. We recorded impairment losses of none and $2.0 million to construction in progress during the three and nine months ended September 30, 2018, which were included within research and development expenses on our consolidated statements of operations. The carrying value of capitalized internal-use software at September 30, 2018 and December 31, 2017 was $19.0 million and $17.7 million, respectively, including $8.7 million in construction in progress for both periods.
Note 6. Goodwill and Acquired Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2018 are as follows (in thousands):

Balance as of December 31, 2017	$59,131
Goodwill acquired	53,094
Balance as of September 30, 2018	$112,225

Acquired intangible assets subject to amortization consist of the following (in thousands):

	As of September 30, 2018
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
				(In years)
Developed technology	$31,000	$(6,807)	$24,193	5.7
Customer relationships	11,710	(679)	11,031	4.8
Backlog	1,500	$(63)	1,437	1.9
	$44,210	$(7,549)	$36,661

	As of December 31, 2017
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustments	Net	Weighted Average Remaining Useful Life
					(In years)
Developed technology	$17,200	$(9,835)	$(93)	$7,272	3.7
Customer relationships	2,210	(1,549)	(30)	631	2.4
	$19,410	$(11,384)	$(123)	$7,903

During the second quarter of 2018, we removed developed technology and customer relationships intangible assets from our consolidated balance sheet, which had become fully amortized. Amortization expense of acquired intangible assets was $1.2 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively, and $2.5 million and $3.0 million for the nine months ended September 30, 2018 and 2017, respectively.
Estimated future amortization expense as of September 30, 2018 is as follows (in thousands):

Remainder of 2018	$2,144
2019	8,504
2020	6,682
2021	5,572
2022	5,572
2023 and after	8,187
$36,661

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

Each $1,000 principal amount of the Notes will initially be convertible into 15.8554 shares of our common stock, the “Conversion Option,” which is equivalent to an initial conversion price of approximately $63.07 per share, subject to adjustment upon the occurrence of specified events. The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 15, 2022, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, the “Measurement Period,” in which the trading price per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events (as set forth in the indenture). On or after December 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. If certain specified fundamental changes occur (as set forth in the indenture governing the Notes) prior to the maturity date, holders of the Notes may require us to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, we will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. It is our current intent and policy to settle conversions through combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of Notes. During the three and nine months ended September 30, 2018, the conditions allowing holders of the Notes to convert have not been met. The Notes are therefore not convertible during the three and nine months ended September 30, 2018 and are classified as long-term debt.

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

The net carrying amount of the liability component of the Notes is as follows (in thousands):

	September 30, 2018	December 31, 2017
Principal	$575,000	$—
Unamortized Debt Discount	(113,170)	—
Unamortized issuance costs	(9,755)	—
Net carrying amount	$452,075	$—

The net carrying amount of the equity component of the Notes is as follows (in thousands):

	September 30, 2018	December 31, 2017
Debt Discount for Conversion Option	$124,976	$—
Issuance costs	(2,948)	—
Net carrying amount	$122,028	$—

Interest expense related to the Notes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Contractual interest expense	$360	$—	$762	$—
Amortization of Debt Discount	5,603	—	11,806	—
Amortization of issuance costs	412	—	859	—
Total interest expense	$6,375	$—	$13,427	$—

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

The difference between the Debt Discount and the total cost of the Capped Call, and the difference between the calculation of the book and tax allocation of debt issuance costs between the liability and equity components of the Notes, resulted in a difference between the carrying amount and tax basis of the Notes. This taxable temporary difference resulted in the recognition of a $13.8 million net deferred tax liability which was recorded as an adjustment to additional paid-in capital. The creation of the deferred tax liability represents a source of future taxable income which supports realization of a portion of the income tax benefit associated with our loss from operations. Therefore, applying the guidance in ASC 740 to interim reporting periods, we recorded a net income tax benefit of $2.5 million and $8.1 million in our consolidated statement of operations and income tax expense of $0.4 million and income tax benefit of $0.7 million in our consolidated statement of comprehensive loss for the three and nine months ended September 30, 2018, respectively. This represents applying an estimated effective tax rate resulting from the recognition of the deferred tax asset to the pre-tax loss for the quarter.

The net impact to our stockholders' equity, included in additional paid-in capital, of the above components of the Notes is as follows (in thousands):

Conversion Option	$124,976
Purchase of Capped Calls	(63,940)
Issuance costs	(2,948)
Net deferred tax liability	(13,784)
Total	$44,304
Note 8. Commitments and Contingencies
Contractual Obligations
We lease office space under noncancelable operating leases with various expiration dates. Certain of the office space lease agreements contain rent holidays or rent escalation provisions. Rent holiday and rent escalation provisions are considered in determining the straight-line expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Rent expense was $5.2 million and $2.8 million for the three months ended September 30, 2018 and 2017, respectively, and $14.0 million and $8.3 million for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, there were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the year ended December 31, 2017.

In October 2018, we entered into an agreement with a cloud infrastructure provider, under which we now have a total five-year minimum commitment of $255.0 million to the provider.

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
Note 9. Common Stock and Stockholders’ Equity
Common Stock
As of September 30, 2018 and December 31, 2017, there were 400 million shares of common stock authorized for issuance with a par value of $0.01 per share and 106.6 million and 103.1 million shares were issued and outstanding, respectively.
Preferred Stock
As of each of September 30, 2018 and December 31, 2017, there were 10 million shares of preferred stock authorized for issuance with a par value of $0.01 per share and no shares of preferred stock were issued or outstanding.
Employee Equity Plans
Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan, or ESPP, eligible employees are granted options to purchase shares of our common stock through payroll deductions. The ESPP provides for 18-month offering periods, which include three six-month purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of an offering period or the fair market value of our common stock at the end of the purchase period. For the three and nine months ended September 30, 2018, none and 0.4 million shares of common stock were purchased under the ESPP, respectively. Pursuant to the terms of the ESPP, the number of shares reserved under the ESPP increased by 1.0 million shares on January 1, 2018. As of September 30, 2018, 4.2 million shares of common stock were available for issuance under the ESPP.
Stock Option and Grant Plans
Our board of directors adopted the 2009 Stock Option and Grant Plan, or the 2009 Plan, in July 2009. The 2009 Plan was terminated in connection with our initial public offering in May 2014, and accordingly, no shares are available for issuance under this plan. The 2009 Plan continues to govern outstanding awards granted thereunder.

Our 2014 Stock Option and Incentive Plan, or the 2014 Plan, serves as the successor to our 2009 Plan. Pursuant to the terms of the 2014 Plan, the number of shares reserved for issuance under the 2014 Plan increased by 5.2 million shares on January 1, 2018. As of September 30, 2018, we had 8.6 million shares of common stock available for future grants under the 2014 Plan.
On May 6, 2016, the compensation committee of our board of directors granted equity awards representing 1.2 million shares of common stock. These awards were granted outside of the 2014 Plan pursuant to an exemption provided for “employment inducement awards” within the meaning of Section 303A.08 of the New York Stock Exchange Listed Company Manual and accordingly did not require approval from our stockholders.
A summary of our share-based award activity for the nine months ended September 30, 2018 is as follows (in thousands, except per share information):

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Outstanding RSUs	Weighted Average Grant Date Fair Value
				(In years)
Outstanding — January 1, 2018	8,001	6,239	$17.31	7.11	$103,380	5,827	$25.00
Increase in authorized shares	5,156
Stock options granted	(756)	756	42.08
RSUs granted	(4,311)					4,311	42.32
Stock options exercised		(861)	15.39
RSUs vested						(2,255)	26.20
Stock options forfeited or canceled	68	(68)	28.61
RSUs forfeited or canceled	710					(710)	29.15
RSUs forfeited or canceled and unavailable for grant						(22)	23.44
PRSUs granted	(224)
Outstanding — September 30, 2018	8,644	6,066	$20.54	6.81	$306,172	7,151	$34.65

The restricted stock units, or RSUs, forfeited or canceled and unavailable for grant relate to our employment inducement awards. The aggregate intrinsic value for options outstanding represents the difference between the closing market price of our common stock on the last trading day of the reporting period and the exercise price of outstanding, in-the-money options.
As of September 30, 2018, we had a total of $262.7 million in future expense related to our stock options and RSUs to be recognized over a weighted average period of 2.8 years.
Performance Restricted Stock Units
During the three months ended September 30, 2018, the compensation committee of our board of directors granted performance-based restricted stock units, or PRSUs, representing 0.2 million shares of common stock, the substantial majority of which were granted in connection with the acquisition of FutureSimple. The PRSUs vest in four semi-annual tranches through March 2021. The PRSUs include a service condition and a performance condition related to the attainment of semi-annual performance targets approved and communicated in advance of each performance period. During the three months ended September 30, 2018, expense recorded related to the PRSUs was immaterial. The total future expense related to the PRSUs will be based on the fair value of the underlying shares on the grant date for each performance tranche.

Note 10. Deferred Revenue and Performance Obligations
During the three months ended September 30, 2018 and 2017, $102.4 million and $69.0 million of revenue was recognized that was included in the deferred revenue balances at the beginning of each period, respectively. During the nine months ended September 30, 2018 and 2017, $158.8 million and $111.5 million of revenue was recognized that was included in the deferred revenue balances at the beginning of each period, respectively.
The aggregate balance of unsatisfied performance obligations as of September 30, 2018 was $359.6 million. We expect to recognize $290.4 million of the balance as revenue in the next 12 months and the remainder thereafter. The aggregate balance of unsatisfied performance obligations represents contracted revenue that has not yet been recognized and does not include contract amounts which are cancelable by the customer and amounts associated with optional renewal periods.

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
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		* As adjusted		* As adjusted
Net loss	$(34,144)	$(25,815)	$(97,835)	$(77,163)
Weighted-average shares used to compute basic and diluted net loss per share	106,143	100,659	104,954	99,203
Net loss per share, basic and diluted	$(0.32)	$(0.26)	$(0.93)	$(0.78)
*Adjusted to reflect the adoption of ASC 606 (see Note 1).

The anti-dilutive securities excluded from the shares used to calculate diluted net loss per share are as follows (in thousands):

	As of September 30,
	2018	2017
Shares subject to outstanding common stock options and employee stock purchase plan	6,344	7,488
Restricted stock units	7,151	6,464
Shares related to convertible senior notes	111	—
	13,606	13,952

The shares related to convertible senior notes calculated in the table above are calculated based on the average market price of our common stock for the three months ended September 30, 2018.

We expect to settle the principal amount of the convertible senior notes in cash and therefore use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share when the average market price of our common stock for a given period exceeds the initial conversion price of $63.07 per share for the convertible senior notes. The convertible senior notes are not convertible as of September 30, 2018.

Note 12. Income Taxes
We reported a benefit from income taxes of $2.3 million and $7.3 million in the three and nine months ended September 30, 2018, respectively, primarily due to the recognition of net income tax benefits of $2.5 million and $8.1 million related to taxable temporary differences of the convertible senior notes and the capped call. We reported a benefit from income taxes of $0.1 million and $0.8 million for the three and nine months ended September 30, 2017, respectively. The effective tax rate for each period differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for U.S. losses due to having a full valuation allowance against U.S. deferred tax assets.

Note 13. Geographic Information
Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.
Revenue
The following table presents our revenue by geographic area, as determined based on the billing address of our customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		*As adjusted		* As adjusted
United States	$78,848	$59,181	$220,221	$164,613
EMEA	45,927	32,297	125,564	87,643
APAC	18,107	12,770	48,214	33,514
Other	11,946	8,017	32,502	22,479
Total	$154,828	$112,265	$426,501	$308,249
*Adjusted to reflect the adoption of ASC 606 (see Note 1).
Long-Lived Assets
The following table presents our long-lived assets by geographic area (in thousands):

	As of September 30, 2018	As of December 31, 2017
United States	$27,358	$23,609
EMEA:
Republic of Ireland	15,428	5,019
Other EMEA	2,816	5,007
Total EMEA	18,244	10,026
APAC	7,714	7,734
Total	$53,316	$41,369

The carrying values of capitalized internal-use software and intangible assets are excluded from the balance of long-lived assets presented in the table above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2017, filed with the SEC on November 5, 2018. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.
Overview
We are a software development company that provides SaaS products that are intended to help organizations and their customers build better experiences. Our product family is built upon a modern architecture that enables us and our customers to rapidly innovate, adapt our technology in novel ways, and easily integrate with other products and applications. With our origins in customer service, we have evolved our offerings over time to a family of products that work together to help organizations understand their customers, improve communications across all channels, and engage where and when it’s needed most.
We believe in developing products that serve organizations of all sizes and across all industries. The flagship product in our family, Zendesk Support, provides organizations with the ability to track, prioritize, and solve customer support tickets across multiple channels, bringing customer information and interactions into one place. Our other widely available products integrate with Support and include Zendesk Chat, Zendesk Talk, Zendesk Guide, and Zendesk Connect. Chat is live chat software that provides a fast and responsive way for organizations to connect with their customers. Talk is cloud-based call center software that facilitates personal and productive phone support conversations between organizations and their customers. Guide is a self-service destination that organizations can use to provide articles, interactive forums, and a community that help an organization's customers help themselves. Connect enables customer service teams to send automated and timely messages based on a customer’s past actions and preferences. Additionally, we offer Zendesk Suite, an omnichannel offering which provides Support, Chat, Talk, and Guide together for a single price, and Base, sales force automation software that complements our mission in delivering products that provide a better customer experience. We offer a range of subscription account plans for our products that vary in price based on functionality, type, and the amount of product support we offer. We also offer a range of additional features that customers can purchase and add to their subscriptions.
For the three months ended September 30, 2018 and 2017, our revenue was $154.8 million and $112.3 million, respectively, representing a 38% growth rate. For the nine months ended September 30, 2018 and 2017, our revenue was $426.5 million and $308.2 million, respectively, representing a 38% growth rate. For the three months ended September 30, 2018 and 2017, we derived $76.0 million, or 49%, and $53.1 million, or 47%, respectively, of our revenue from customers located outside of the United States. For the nine months ended September 30, 2018 and 2017, we derived $206.3 million, or 48%, and $143.6 million, or 47%, respectively, of our revenue from customers located outside of the United States. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. For the three months ended September 30, 2018 and 2017, we generated net losses of $34.1 million and $25.8 million, respectively. For the nine months ended September 30, 2018 and 2017, we generated net losses of $97.8 million and $77.2 million, respectively.
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

We have focused on rapidly growing our business and plan to continue to invest for long-term growth. We expect to continue to develop our hosting capabilities primarily through expenditures for third-party managed hosting services. Additionally, we expect to incur depreciation expense and related costs associated with our self-managed colocation data centers while we transition our primary data center usage to third-party managed hosting services. The amount and timing of these disbursements will vary based on our estimates of projected growth and planned use of hosting resources. Over time, we anticipate that we will continue to gain economies of scale by efficiently utilizing our hosting and personnel resources to support the growth in our number of customers. We also expect to continue to invest in our customer experience organization, resulting in additional salary and share-based compensation expenses. In addition, we expect to incur amortization expense associated with acquired intangible assets and capitalized internal-use software. As a result, we expect our gross margin to improve in the long-term, although our gross margin may decrease in the near-term and may vary from period to period as our revenue fluctuates and as a result of the timing and amount of such costs.
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
Number of Paid Customer Accounts. We believe that our ability to increase our number of paid accounts using our products is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. We define the number of paid customer accounts as the sum of the number of accounts on Zendesk Support, exclusive of our legacy Starter plan, free trials, or other free services, the number of accounts on Chat, exclusive of free trials or other free services, and the number of accounts on all of our other products, exclusive of free trials and other free services, each as of the end of the period and as identified by a unique account identifier. The number of paid customer accounts does not currently include the number of customer accounts on Base. In the quarter ended June 30, 2018, we began to offer an omnichannel subscription, which provides access to multiple products through a single paid customer account, Zendesk Suite. The number of Suite paid customer accounts are included in the number of accounts on products other than Support and Chat, and are not included in the number of paid customer accounts using Support or Chat. Other than usage of our products through our omnichannel subscription offering, the use of Support, Chat, and our other products requires separate subscriptions and each of these accounts are treated as a separate paid customer account. Existing customers may also expand their utilization of our products by adding new accounts and a single consolidated organization or customer may have multiple accounts across each of our products to service separate subsidiaries, divisions, or work processes. Other than usage of our products through our omnichannel subscription offering, each of these accounts is also treated as a separate paid customer account. Other than paid accounts for Zendesk Connect, an increase in the number of paid customer accounts generally correlates to an increase in the number of authorized agents licensed to use our products, which directly affects our revenue and results of operations. We view growth in this metric as a measure of our success in converting new sales opportunities. We had approximately 133,700 paid customer accounts as of September 30, 2018, including approximately 72,100 paid customer accounts on Support, approximately 46,800 paid customer accounts on Chat, and approximately 14,800 paid customer accounts on our other products. As the total number of paid customer accounts increases, we expect the rate of growth in the number of paid customer accounts to decline.
Dollar-Based Net Expansion Rate. Our ability to generate revenue is dependent upon our ability to maintain our relationships with our customers and to increase their utilization of our products. We believe we can achieve this by focusing on delivering value and functionality that retains our existing customers, expands the number of authorized agents associated with an existing paid customer account, and results in upgrades to higher-priced subscription plans and the purchase of additional products. Maintaining customer relationships allows us to sustain and increase revenue to the extent customers maintain or increase the number of authorized agents licensed to use our products. We assess our performance in this area by measuring our dollar-based net expansion rate. Our dollar-based net expansion rate provides a measurement of our ability to increase revenue across our existing customer base through expansion of authorized agents associated with paid customer accounts, upgrades in subscription plans, and the purchase of additional products as offset by churn, contraction in authorized agents associated with paid customer accounts, and downgrades in subscription plans. We do not currently incorporate operating metrics associated with our analytics product, our Connect product, or our Base product into our measurement of dollar-based net expansion rate.

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
We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate monthly recurring revenue across our products from the paid customer accounts on Support and Chat as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate monthly recurring revenue across our products from the same customer base included in our measure of base revenue at the end of the annual period being measured. Our dollar-based net expansion rate is also adjusted to eliminate the effect of certain activities that we identify involving the transfer of agents between paid customer accounts, consolidation of customer accounts, or the split of a single paid customer account into multiple paid customer accounts. In addition, our dollar-based net expansion rate is adjusted to include paid customer accounts in the customer base used to determine retained revenue net of contraction and churn that share common corporate information with customers in the customer base that is used to determine our base revenue. Giving effect to this consolidation results in our dollar-based net expansion rate being calculated across approximately 108,500 customers, as compared to the approximately 133,700 total paid customer accounts as of September 30, 2018. To the extent that we can determine that the underlying customers do not share common corporate information, we do not aggregate paid customer accounts associated with reseller and other similar channel arrangements for the purposes of determining our dollar-based net expansion rate. While not material, we believe the failure to account for these activities would otherwise skew our dollar-based net expansion metrics associated with customers that maintain multiple paid customer accounts across their products, and paid customer accounts associated with reseller and other similar channel arrangements.
Our dollar-based net expansion rate was 118% as of September 30, 2018. We expect that, among other factors, our continued focus on adding larger paid customer accounts at the time of addition and the growth in our revenue will result in an overall decline in our dollar-based net expansion rate over time as our aggregate monthly recurring revenue grows.
Components of Results of Operations
Revenue
We derive substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on Support and, to a lesser extent, Chat, Talk, Guide, Connect, and Base. Each subscription may have multiple authorized users, and we refer to each user as an “agent.” The number of agents ranges from one to thousands for various customer accounts. Our pricing is generally established on a per agent basis. We offer a range of subscription account plans for our products that vary in price based on functionality, type, and, for Support and Chat, the amount of product support we offer. We also offer a range of additional features that customers can purchase and add to their subscriptions. Certain arrangements provide for incremental fees above a fixed maximum number of monthly agents during the subscription term. We sell subscription services under contractual agreements that vary in length, ranging between one month and multiple years, with the majority of subscriptions having a term of either one month or one year.
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
Sales and Marketing. Sales and marketing expenses consist of personnel costs (including salaries, share-based compensation, sales commissions, and benefits) for employees associated with our sales and marketing organizations, costs of marketing activities, and allocated shared costs. Marketing activities include both online and offline marketing initiatives, including digital advertising such as search engine, paid social, e-mail and product marketing, content marketing, user events, conferences, corporate communications, web marketing and optimization, and outbound list generation. Sales commissions are considered incremental costs of obtaining customer contracts and are capitalized and amortized on a straight-line basis over the anticipated period of benefit, which we have determined to be three years.

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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		* As adjusted		* As adjusted
Revenue	$154,828	$112,265	$426,501	$308,249
Cost of revenue (1)	46,992	33,693	130,207	92,463
Gross profit	107,836	78,572	296,294	215,786
Operating expenses (1):
Research and development	40,410	29,358	115,118	84,512
Sales and marketing	74,270	54,383	208,778	151,064
General and administrative	27,357	21,398	73,809	59,503
Total operating expenses	142,037	105,139	397,705	295,079
Operating loss	(34,201)	(26,567)	(101,411)	(79,293)
Other income (expense), net:
Interest income	4,561	923	9,906	2,463
Interest expense	(6,375)	—	(13,427)	—
Other expense, net	(463)	(304)	(194)	(1,118)
Total other income (expense), net	(2,277)	619	(3,715)	1,345
Loss before benefit from income taxes	(36,478)	(25,948)	(105,126)	(77,948)
Benefit from income taxes	(2,334)	(133)	(7,291)	(785)
Net loss	$(34,144)	$(25,815)	$(97,835)	$(77,163)
______________
(1) Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		* As adjusted		* As adjusted
Cost of revenue	$3,929	$2,408	$10,500	$6,668
Research and development	10,677	7,776	30,436	22,274
Sales and marketing	10,261	6,573	27,447	17,981
General and administrative	6,579	5,619	18,198	15,502

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		* As adjusted		* As adjusted
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (2)	30.4	30.0	30.5	30.0
Gross profit	69.6	70.0	69.5	70.0
Operating expenses (2):
Research and development	26.1	26.2	27.0	27.4
Sales and marketing	48.0	48.4	49.0	49.0
General and administrative	17.7	19.1	17.3	19.3
Total operating expenses	91.8	93.7	93.3	95.7
Operating loss	(22.2)	(23.7)	(23.8)	(25.7)
Other income (expense), net:
Interest income	2.9	0.8	2.3	0.8
Interest expense	(4.1)	—	(3.1)	—
Other expense, net	(0.3)	(0.3)	—	(0.4)
Total other income (expense), net	(1.5)	0.5	(0.8)	0.4
Loss before benefit from income taxes	(23.7)	(23.2)	(24.6)	(25.3)
Benefit from income taxes	(1.5)	(0.1)	(1.7)	(0.3)
Net loss	(22.2)%	(23.1)%	(22.9)%	(25.0)%
______________
(2) Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		* As adjusted		* As adjusted
Cost of revenue	2.5%	2.1%	2.5%	2.2%
Research and development	6.9	6.9	7.1	7.2
Sales and marketing	6.6	5.9	6.4	5.8
General and administrative	4.2	5.0	4.3	5.0
*Adjusted to reflect the adoption of ASC 606. See Note 1 of the notes to our condensed consolidated financial statements.
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
		* As adjusted			* As adjusted
	(In thousands, except percentages)
Revenue	$154,828	$112,265	38%	$426,501	$308,249	38%
Revenue increased $42.6 million, or 38%, in the three months ended September 30, 2018 compared to the same period in 2017. Of the total increase in revenue, $17.5 million, or 41%, was attributable to revenue from new customer accounts acquired from October 1, 2017 through September 30, 2018, net of churn and contraction, and $25.1 million, or 59%, was attributable to revenue from accounts existing on or before September 30, 2017, net of churn and contraction. Revenue increased $118.3 million, or 38%, in the nine months ended September 30, 2018 compared to the same period in 2017 due to the addition of new customer accounts and the continued expansion of existing customer accounts.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
		* As adjusted			* As adjusted
	(In thousands, except percentages)
Cost of revenue	$46,992	$33,693	39%	$130,207	$92,463	41%
Gross margin	69.6%	70.0%		69.5%	70.0%
Cost of revenue increased $13.3 million, or 39%, and $37.7 million, or 41%, in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The overall increase was primarily due to increased hosting costs of $5.1 million and $16.0 million, and increased employee compensation-related costs of $4.6 million and $12.8 million for the three and nine months ended September 30, 2018, respectively. The increase in hosting costs was primarily driven by an increase in expenditures for third-party managed hosting services and the increase in employee compensation-related costs was driven by headcount growth. Further contributing to the overall increase was an increase in allocated shared facilities and information technology costs of $1.4 million and $4.1 million for the three and nine months ended September 30, 2018, respectively.
Our gross margin decreased by 0.4 and 0.5 percentage points in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, driven primarily by increased hosting costs in connection with our transition to third-party managed hosting services. The overall decrease was partially offset by lower amortization of capitalized internal-use software.
Operating Expenses
Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(In thousands, except percentages)
Research and development	$40,410	$29,358	38%	$115,118	$84,512	36%
Research and development expenses increased $11.1 million, or 38%, and $30.6 million, or 36%, in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The overall increase was primarily due to increased employee compensation-related costs of $9.5 million and $24.5 million, driven by headcount growth, and asset impairment losses of none and $2.0 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Further contributing to the overall increase was an increase in allocated shared costs of $1.7 million and $4.7 million for the three and nine months ended September 30, 2018, respectively.
Sales and Marketing Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
		* As adjusted			* As adjusted
	(In thousands, except percentages)
Sales and marketing	$74,270	$54,383	37%	$208,778	$151,064	38%
*Adjusted to reflect the adoption of ASC 606. See Note 1 of the notes to our condensed consolidated financial statements.

Sales and marketing expenses increased $19.9 million, or 37%, and $57.7 million, or 38%, in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The overall increase was primarily due to increased employee compensation-related costs, including amortization of deferred commissions, of $12.8 million and $39.7 million, driven by headcount growth, and an increase in marketing program costs of $2.6 million and $7.2 million for the three and nine months ended September 30, 2018, respectively. The increase in marketing program costs was primarily driven by an increased number of marketing events and advertising activities. Further contributing to the overall increase was an increase in allocated shared costs of $2.7 million and $8.4 million, respectively.
General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(In thousands, except percentages)
General and administrative	$27,357	$21,398	28%	$73,809	$59,503	24%
General and administrative expenses increased $6.0 million, or 28%, and $14.3 million, or 24%, in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The overall increase was primarily due to increased employee compensation-related costs of $2.4 million and $7.8 million, driven by headcount growth, for the three and nine months ended September 30, 2018, respectively. Further contributing to the overall increase were increased transaction costs of $1.6 million related to our acquisition of FutureSimple during the three months ended September 30, 2018 and an increase in allocated shared costs of $0.7 million and $2.3 million, for the three and nine months ended September 30, 2018 respectively.
Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(In thousands, except percentages)
Interest income	$4,561	$923	394%	$9,906	$2,463	302%
Interest expense	(6,375)	—	*	(13,427)	—	*
Other income (expense), net	(463)	(304)	52%	(194)	(1,118)	(83)%
* not meaningful
Interest income increased $3.6 million and $7.4 million in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, primarily due to the increase in the amount of marketable securities from the proceeds received from our convertible senior notes. Interest expense increased $6.4 million and $13.4 million in the three and nine months ended September 30, 2018, respectively, due to the issuance of our convertible senior notes.
Liquidity and Capital Resources
As of September 30, 2018, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $811.1 million, which were held for working capital and general corporate purposes. Our cash equivalents and marketable securities are comprised of corporate bonds, asset-backed securities, money market funds, commercial paper, U.S. treasury securities, agency securities, and certificates of deposit.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017
		*As adjusted
Net cash provided by operating activities	$55,682	$24,922
Net cash used in investing activities	(530,877)	(53,216)
Net cash provided by financing activities	522,945	27,115
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
Net cash provided by operating activities in the nine months ended September 30, 2018 was $55.7 million, reflecting our net loss of $97.8 million, adjusted by non-cash charges including share-based compensation expense of $86.6 million, depreciation and amortization of $27.2 million, amortization of deferred costs of $15.1 million, amortization of debt discount and issuance costs of $12.7 million, and net changes in operating assets and liabilities of $9.1 million. The net changes in operating assets and liabilities were primarily attributable to an increase in deferred revenue of $50.6 million due to sales growth and the timing of customer billings and an increase in accounts payable and accrued liabilities of $27.7 million due to timing of payments. These sources of cash flow were offset by an increase in deferred costs of $26.7 million, primarily including sales commissions, and an increase in accounts receivable of $26.7 million due to the timing of customer billings and collections.

Net cash provided by operating activities in the nine months ended September 30, 2017 was $24.9 million, reflecting our net loss of $77.2 million, adjusted by non-cash charges including share-based compensation expense of $62.4 million, depreciation and amortization of $24.3 million, amortization of deferred costs of $10.3 million, and net changes in operating assets and liabilities of $4.7 million. The net changes in operating assets and liabilities were primarily attributable to an increase in deferred revenue of $30.2 million due to sales growth and the timing of customer billings, and an increase in accrued liabilities and accounts payable of $14.1 million due to timing of payments. These sources of cash flow were offset by an increase in deferred costs of $15.6 million, primarily including sales commissions, and an increase in accounts receivable of $15.0 million due to the timing of customer billings and collections.
Investing Activities
Net cash used in investing activities in the nine months ended September 30, 2018 of $530.9 million was primarily attributable to purchases of marketable securities of $418.8 million, net of sales and maturities, cash paid for the acquisition of FutureSimple, net of cash acquired, of $79.4 million, purchases of property and equipment of $27.1 million, primarily associated with newly leased office facilities, and capitalized internal-use software costs of $5.6 million related to the development of additional features and functionality for our platform.

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
Financing Activities
Net cash provided by financing activities in the nine months ended September 30, 2018 of $522.9 million was primarily attributable to net proceeds from the issuance of our convertible senior notes of $561.4 million, proceeds from our employee stock purchase plan of $16.0 million, and proceeds from the exercise of employee stock options of $13.3 million, partially offset by the purchase of the capped call in connection with the issuance of our convertible senior notes of $63.9 million.

Net cash provided by financing activities in the nine months ended September 30, 2017 of $27.1 million was primarily attributable to proceeds from the exercise of employee stock options of $18.6 million and proceeds from our employee stock purchase plan of $11.0 million.

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
Except for updates to our accounting policies related to the adoption of ASC 606, there were no changes to our critical accounting policies described in our Annual Report on Form 10-K, as amended by Form 10-K/A for the year ended December 31, 2017, filed with the SEC on November 5, 2018, that had a material impact on our condensed consolidated financial statements and related notes.
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

Except as set forth in Note 8 of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our commitments under contractual obligations from those disclosed in our audited consolidated financial statements for the year ended December 31, 2017.

Off-Balance Sheet Arrangements
Through September 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Rate Risk

While we primarily transact with customers in the U.S. dollar, we also transact in foreign currencies, including the Euro, British Pound Sterling, Australian Dollar, Singapore Dollar, Danish Krone, Brazilian Real, Philippine Peso, Japanese Yen, Indian Rupee, and Polish Zloty, due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. dollar for all international subsidiaries. Changes in the value of foreign currencies relative to the U.S. dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows.
We operate a hedging program to mitigate the impact of foreign currency fluctuations on our cash flows and earnings. For additional information, see Note 3 of the notes to our condensed consolidated financial statements.
Interest Rate Sensitivity
We had cash, cash equivalents, and marketable securities totaling $811.1 million as of September 30, 2018, of which $730.9 million was invested in corporate bonds, asset-backed securities, money market funds, commercial paper, U.S. treasury securities, agency securities, and certificates of deposit. The cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of September 30, 2018, an immediate increase of 100-basis points in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $6.9 million. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity or declines in fair value are determined to be other than temporary.
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
We have incurred net losses in each year since our inception, including net losses of $34.1 million and $25.8 million in the three months ended September 30, 2018 and 2017, respectively, and $97.8 million and $77.2 million in the nine months ended September 30, 2018 and 2017, respectively. We had an accumulated deficit of $495.9 million as of September 30, 2018. For the three months ended September 30, 2018 and 2017, our revenue was $154.8 million and $112.3 million, respectively, representing a 38% growth rate. For the nine months ended September 30, 2018 and 2017, our revenue was $426.5 million and $308.2 million, respectively, representing a 38% growth rate. Our historical revenue growth has been inconsistent, and should not be considered indicative of our future performance. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

•
development of our family of products, including investments in our research and development team, the development or acquisition of new products, features, and functionality, and improvements to the scalability, availability, and security of our products, and the integration of acquired products into our platform;

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
As we target more of our sales efforts to larger organizations, we expect to incur higher costs and longer sales cycles, and we may be less effective at predicting when we will complete these sales. In this market segment, the decision to subscribe to one or more of our products may require the approval of a greater number of technical personnel and management levels within a potential customer’s organization than we have historically encountered, and if so, these types of sales would require us to invest more time educating these potential customers on the benefits of our products. In addition, larger organizations may demand more features and integration services. We have limited experience in developing and managing sales channels and distribution arrangements for larger organizations. As a result of these factors, these sales opportunities may require us to devote greater research and development, sales, product support, and professional services resources to individual customers, resulting in increased costs and reduced profitability, and would likely lengthen our typical sales cycle, which could strain our resources. Moreover, these transactions may require us to delay recognizing portions of the associated revenue we derive from these customers until any technical or implementation requirements have been met, and larger customers may demand discounts to the subscription prices they pay for our products. Furthermore, because we have limited experience selling to larger organizations, our investment in marketing our products to these potential customers may not be successful, which could harm our results of operations and our overall ability to grow our customer base. Following sales to larger organizations, we may have fewer opportunities to expand usage of our products or to sell additional functionality, and we may experience increased subscription terminations as compared to our experience with smaller organizations, any of which could harm our results of operations. Additionally, as we target larger organizations, we may need to divert a greater percentage of personnel and investments away from support of smaller organizations, resulting in an increasing churn in such segment and a negative effect on our results of operations.
Failure to effectively expand and maintain our sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products.
Increasing our customer base and achieving broader market acceptance of our products will depend, to a significant extent, on our ability to effectively expand and maintain our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain certain of our new customers, including larger organizations. We plan to continue to expand our direct sales force both domestically and internationally to increase our sales capacity. During the twelve months ended September 30, 2018, our sales and marketing organization increased by approximately 240 employees to approximately 860 employees. There is significant competition for experienced sales and marketing professionals with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales and marketing professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Our recent hires and planned hires may not become as productive as we anticipate as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. We cannot predict whether, or to what extent, our sales will increase as we expand our sales and marketing functions or how long it will take for new personnel to become productive. Our business will be harmed if our sales and marketing efforts do not generate a significant increase in revenue.
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
We face competition from in-house software systems, large integrated systems vendors, and smaller companies offering alternative SaaS applications. Our competitors vary in size and in the breadth and scope of the products and services they offer. For larger organizations, we compete with customer software systems and large enterprise software vendors such as salesforce.com, Inc., Oracle Corporation, Microsoft Corporation, and ServiceNow, Inc., each of which may have greater operational flexibility to bundle competing products and services with other software offerings, or offer them at a lower price than our current Suite offering, which will negatively affect our competitiveness for that offering. In addition, we compete with a number of other SaaS providers with focused applications competitive to one or more of our products that our potential customers may elect to use in lieu of our products. Further, other established SaaS providers not currently focused on the functionality that our products provide may expand their services to compete with us. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Additionally, some existing and potential customers, particularly large organizations, have elected, and may in the future elect, to develop their own internal customer support software system. Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult for us to compete with them. Additionally, as our offerings expand to adjacent markets, such as sales force automation, in which we may not have the operational history or familiarity, we may find it difficult to compete with established vendors in those markets. For all of these reasons, we may not be able to compete successfully against our current and future competitors or retain existing customers, which would harm our business.
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

•
encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures; and become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges.

If we are not able to develop enhancements to our products or introduce new products and services that achieve market acceptance and that keep pace with technological developments, our business would be harmed.
Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our products and to introduce new products and services. In order to grow our business, we must research and develop products and services that reflect the changing nature of customer service, and expand beyond customer service to other areas of improving relationships between organizations and their customers. In each of the three months ended September 30, 2018 and 2017, our research and development expenses were 26% of our revenue. In each of the nine months ended September 30, 2018 and 2017, our research and development expenses were 27% of our revenue. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our operating results may be harmed and we may not realize the expected benefits of our strategy.
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
We have experienced and may continue to experience rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from approximately 1,970 employees as of September 30, 2017 to approximately 2,610 employees as of September 30, 2018. In addition, we have established subsidiaries in Denmark, the United Kingdom, Australia, Ireland, Japan, the Philippines, Brazil, Germany, India, and Mexico since our inception in 2007, and, as a result of acquisitions, we also have subsidiaries in Singapore, France, and Poland. We may continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of customers, end users, transactions, and data that our products support. Finally, our organizational structure is becoming more complex and we may need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures, to manage this complexity. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, simplicity in design, and attention to customer satisfaction that has been critical to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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
Our quarterly financial results may fluctuate as a result of a variety of other factors, many of which are outside of our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our common stock could decline substantially. Some of the important factors that may cause our revenue, operating results, and cash flows to fluctuate from quarter to quarter include:

•	our ability to attract new customers, retain and increase sales to existing customers, and satisfy our customers’ requirements;

•	the number of new employees added to our company in a given period;

•	the rate of expansion and productivity of our sales force;

•	changes in our or our competitors’ pricing policies;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	new products, features, or functionalities introduced by our competitors;

•	our investments in and our ability to successfully sell newly developed or acquired products, features, or functionality;

•	increasing efforts by our customers to develop native applications as a substitute for our own;

•	significant security breaches, technical difficulties, or service interruptions to our products;

•	the timing of customer payments and payment defaults by customers;

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
We have made and will continue to make substantial expenditures for third-party managed hosting services and investments in our self-managed colocation data centers to support our growth and provide enhanced levels of service to our customers. We recently decreased the amount of capital expenditures on hosting equipment for use in our self-managed colocation data centers as we transition to greater dependence on third-party managed hosting services, but expect to continue to incur significant expense to operate and maintain our self-managed colocation data centers. We have employed a hybrid hosting model in which we utilize managed hosting services, where a third party manages most aspects of our hosting operations, and self-managed colocation data centers, where we have more direct control over the hosting infrastructure and its operation. This has and may continue to have a negative impact on our cash flows and gross profit. If costs associated with third-party managed hosting services utilized to support our growth are greater than expected or if we are required to make larger investments in our self-managed colocation data centers than we anticipated, the negative impact on our operating results would likely exceed our initial expectations. Furthermore, if we determine to no longer utilize our self-managed colocation data centers earlier than we expect, we may be forced to accelerate expense recognition as a result of the shorter estimated life of such assets.
We plan to continue to invest significant resources in connection with transitioning our customers and services infrastructure to third-party managed hosting services and may encounter obstacles in completing the transition. Additionally, due to the difficulty in predicting usage of third-party managed hosting services related to customers recently migrated or customers to be migrated from our self-managed colocation data centers, we may not be able to accurately forecast our expenditures on such third-party managed hosting services, which may increase the variability of our results of operations.
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
In the three months ended September 30, 2018 and 2017, we derived 49% and 47% of our revenue from customers located outside of the United States, respectively. In the nine months ended September 30, 2018 and 2017, we derived 48% and 47% of our revenue from customers located outside of the United States, respectively. We are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and product support operations in certain countries across North America, Europe, Australia, Asia, and South America. To date a very limited portion of our sales has been driven by resellers or other channel partners. We believe our ability to convince new customers to subscribe to our products or to convince existing customers to renew or expand their use of our products is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.
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
In deploying and using our products, our customers depend on our product support team and customer success organization to resolve complex technical and operational issues. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for product support. We also may be unable to modify the nature, scope, and delivery of our product support to compete with changes in product support services provided by our competitors. Increased customer demand for product support, without corresponding revenue, could increase costs and adversely affect our operating results. Furthermore, adoption of Suite and increasing usage by customers of multiple products may additionally increase demand on our product support team and customer success organizations. We may allocate resources to support such increased demand and, as a consequence, our support of any individual product may suffer. Additionally, we may be unable to develop our customer success organization to continue to support the increasing level of complexity that larger enterprise customers require while maintaining the same level of engagement across all customers.
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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2018, we had a net balance of $148.9 million of goodwill and intangible assets related to prior acquisitions. An adverse change in market conditions, particularly a change resulting in a significant decrease in our share price, or if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
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

As of September 30, 2018, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 33% of our outstanding common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to exert significant influence in matters requiring stockholder approval. For example, these stockholders may be able to exert significant influence in elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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