Form 10-K
period 2018-12-31
Zendesk, Inc.
filed 2019-02-14
CIK 1463172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐  NO  x
The aggregate market value of common stock held by non-affiliates of the Registrant, computed by reference to the price at which the common stock was last sold on June 30, 2018, the last business day of the Registrant's most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $3.7 billion. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the Registrant for any other purpose.
The number of shares of the Registrant’s Common Stock outstanding as of January 31, 2019 was 108,358,875.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2018. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our future financial performance, including our revenue, cost of revenue, gross profit, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;

•	the sufficiency of our cash and cash equivalents and marketable securities to meet our liquidity needs;

•	our ability to attract and retain customers to use our products, and our ability to optimize the pricing for such products;

•	the evolution of technology affecting our products, services, and markets;

•	our business strategy including our ability to innovate and provide a superior customer experience;

•	our ability to successfully expand in our existing markets and into new markets;

•	the attraction and retention of qualified employees and key personnel;

•	worldwide economic conditions and their impact on information technology spending;

•	our ability to effectively manage our growth and future expenses, including our international expansion strategy;

•	our ability to introduce and market new products and to integrate such products into our infrastructure;

•	our ability to successfully integrate people, products, technology and services following completion of acquisitions;

•	our ability to maintain and enhance our brand;

•	our ability to maintain, protect, and enhance our intellectual property;

•	our ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations, accounting pronouncements, and tax laws;

•	our ability to securely maintain customer data;

•	our ability to develop our brand;

•	our reliance upon and our ability to forecast costs associated with third-party platform providers;

•	our ability to service the interest on our convertible notes and repay such notes, if required;

•	the impact of foreign currency exchange rate and interest rate fluctuations on our results; and

•	the increased expenses and administrative workload associated with being a public company.
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

PART I
Item 1. Business.

Overview

We believe we’re living in a time of radical change in customer expectations that requires organizations to change the way they do business and serve their customers. Customers are moving faster, are more informed, and are more empowered than ever before. The organizations they do business with are under pressure to adapt and transform their customer experiences to keep up with these changes. Businesses can stand out from their competitors and gain an advantage by delivering the best customer experiences across their organization.

The Zendesk product family and platform is purpose-built to help companies deliver the best customer experiences and adapt to changing customer expectations. It unifies customer communication and customer data across disparate channels and departments, and simplifies the process of providing great omnichannel customer service and engagement across self service, phone calls, live chat, messaging, and email.

Zendesk’s open and flexible customer relationship management (“CRM”) platform, Zendesk Sunshine, is built on the public cloud and open standards, enabling rapid innovation for our customers and enhancing our product family. We have evolved from our origins in customer service to increasingly help even the largest organizations understand their customers, and to introduce products and a CRM platform that impact customer experiences and engagement broadly within organizations.

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

The Zendesk Approach

We build software that helps companies deliver better customer experiences, and we believe in an approach to both product design and delivery that is unified, unique, and innovative. As software becomes more central to the customer experience, we strive to design products that are proactive, contextual, and integrated by design. We believe in developing products that serve organizations of all sizes and across all industries. Our focus on these core principles has led us to design a product family and platform that share the following characteristics:

•
A unified omnichannel experience: Through our innovative products, we seek to be channel agnostic, allowing even some of the largest organizations to transform how they engage with customers regardless of how and when those customers want to communicate. As we expand the reach of our technology, we recognize the critical importance of having our products work cohesively together. All of our products share a common interface and we are continuing to invest in supporting our product family on a shared services platform.

•
Easy to use and implement: We build our products first and foremost for the people that use them everyday. We focus relentlessly on making the user experience intuitive and product implementation fast while managing complex processes and interactions on the backend of our software. Because of our attention to ease of use, we believe business users are more effective and efficient, and are able to deliver better experiences to their customers as a result.

•
Open and flexible platform: We believe that the establishment of open and public cloud computing has fundamentally changed how companies can and will build their customer experiences. Sunshine is a flexible CRM platform that leverages public cloud technologies and open standards. This platform enables organizations to connect and integrate customer data generated through the Zendesk product family with other business applications to build highly specialized workflows and customer experiences. Sunshine enables organizations to get a more complete picture of the customer so they can build more personalized experiences and adapt to evolving customer expectations.

•
Expanding access to analytics and data science: We are committed to enabling all sizes of organizations to better understand their customers through powerful analytics that unify data across our product family and platform and connect easily to outside data sources. We believe our investments in building machine learning and artificial intelligence into the fabric of our products gives more organizations and users access to harness the power of data science so they can be more efficient, informed, and proactive with their customers.

We have witnessed business software undergo a sweeping shift toward consumerization over the past decade. Zendesk has embraced this shift with an approach to delivering a family of products and CRM platform that is dramatically different from earlier generations of business software. Our goal is to remove barriers that make business software difficult to buy, deploy, and use. Our approach to software delivery focuses on the following key elements:

•
Elastic and agile: Our software products can easily grow and scale with our customers, and be used in new departments and use cases without the expensive deployment projects required in the past. Zendesk products are flexible by design and easy to configure and use. In addition to our family of products, we enable our customers through Sunshine, which gives customers the freedom to build customer applications and experiences using open tools and cloud architecture, instead of proprietary tools and technology.

•
Trial experience: We believe customers should be able to try our products before they commit to a purchase. Our free trials are core to the marketing of all of our products. They offer our small and large customers alike with access to the same fully functioning product experience as paying customers and the ability to begin a complete implementation during the evaluation period.

•
Price Transparency: We provide our customers a well-defined total cost of ownership across our family of products by providing transparent and predictable pricing. Our product pricing is designed to make our software accessible to customers of all sizes by offering a variety of subscription packages that include features based on customer need. We offer subscriptions that may be purchased online and deployed without the need to engage a sales or enablement professional.

Growth Strategy

Zendesk was founded with a mission to help organizations build better relationships with their customers. We have continued to pursue that mission by building and delivering a family of customer experience software products and a CRM platform that help companies be the company their customers want them to be. We believe our future growth will be a natural extension of our mission, and we are focused on the following key growth drivers:

•
Expanding our market by maturing our family of products and CRM platform: From our founding of providing customer support software, we have evolved to helping businesses design, build, and manage their entire customer experience infrastructure and transform how they interact and engage with their customers. Our family of products has expanded to serve the customer journey from sales, to support, to customer success, and proactive engagement. We will continue to mature our products’ features and seamless usability across communication channels, while also integrating and expanding our products across CRM functions.

With Zendesk Sunshine, we provide organizations the ability to unify and use data for a more complete picture of their customer and also give their developers the ability to build and deploy customer apps and services faster in the public cloud. We will continue to expand the capabilities of our platform and its integration with our products. Additionally, we will continue our investments in building machine learning and artificial intelligence into the fabric of our products and platform, empowering organizations to harness the power of data science and be more efficient, informed, and proactive with their customers.

•
Being strategic partners with our customers who are larger organizations: With our family of customer experience software products and CRM platform, we are increasingly evolving from a software vendor to a trusted partner that is strategically engaging with our customers around their visions and digital transformations. We are helping companies build or transform their companies around their customer experience. We are scaling these capabilities by continuing to build and mature our expertise in enterprise sales, success, relationships, systems architecture, and integrations. Additionally, we are continuing to develop a partner ecosystem strategy to help us reach and serve more enterprise customers and build a community of developer evangelists for our CRM platform.

•
Making experiences simple for organizations and their customers: At our core, we believe that customer experiences should be simple and effortless. This belief has enabled us to build a compelling brand and leadership position among both small-to-medium sized organizations and larger enterprises for which our ease of use, quick return on investment, and flexible pricing are important differentiators. Our products and platform provide simple solutions and interfaces across the customer journey and multiple communication channels, for both agents providing service and for customers interacting with businesses. Additionally, we have been built on the premise that our products should be easy to discover, deploy, and purchase so that any organization, from startup to large enterprise, can realize their value.

Our principle of democratizing software has developed into a highly efficient business model represented by expansion within customer accounts and organic growth through promotion by our customers. We will continue our focus on providing a beautifully simple family of products and CRM platform that create simple and effortless experiences for both the end customer and the agent.

With our solutions, Zendesk has always served a global market and, for the year ended December 31, 2018, we generated 48% of our revenue outside of the United States. We have customers in more than 160 countries and territories, and products available in more than 30 languages. We will continue to expand our global footprint, particularly in those markets where we have demonstrated significant customer traction with our democratized approach or which represent particularly strategic opportunities.

Zendesk Products

Zendesk’s products are built to help companies address the rise in customer expectations and to craft their customer experiences into a competitive differentiator. Zendesk products share a common interface and are being developed to support a shared services infrastructure and common customer data platform. Zendesk’s products are developed using agile software techniques, and are designed to quickly incorporate and innovate on customer feedback obtained through extensive Early Access Programs, or EAPs. This approach allows us to share our newest technology with customers, and quickly adapt our products to address customer needs.

Zendesk offers products that are used throughout the customer lifecycle by customer support, marketing, sales, customer success, mobile and application development teams, and more.

The Zendesk family of products includes the following:

•
Zendesk Support, our flagship product, is a beautifully simple system for tracking, prioritizing, and solving customer support tickets across multiple channels, bringing customer information and interactions into one place.

•
Zendesk Chat is live chat software that provides a fast and responsive way to connect with customers in the moment, on websites, in applications, on mobile devices, and through their favorite messaging apps.

•
Zendesk Talk is cloud-based call center software for more personal and productive phone and SMS support conversations and enables organizations to provide phone support from the same platform they use to manage all other support channels.

•
Zendesk Guide is a knowledge base that powers both customer self-service and support agent productivity through content that is created and organized by companies. Guide content is available via self-service website, accessible through APIs on websites, in apps and mobile devices, and surfaced to agents within Support and Chat. Additionally, Answer Bot is a feature within Guide that uses machine learning to automatically answer customers’ questions by suggesting content from the Guide knowledge base.

•
Zendesk Explore provides analytics for businesses to measure and improve the entire customer experience, with instant access to the customer analytics that matter—and the deeper understanding of customers and business that comes with it.

•
Zendesk Sell is sales force automation software to enhance productivity, processes, and pipeline visibility for sales teams. Sell is simple and designed to keep sales representatives selling. Sell eliminates the friction from deal updates so representatives and management are always able to access, analyze, and collaborate on relevant deal data.

•
Zendesk Connect manages proactive customer communication across channels, to deliver better customer experiences at scale. Zendesk Connect leverages that information in order to design the journey that’s right for each customer.

For customer support teams, The Zendesk Suite is a pre-configured and pre-packaged bundle of our Support, Chat, Guide and Talk products, offering everything companies need to let customer conversations flow more seamlessly across channels, creating a better experience for both businesses and their customers.

Zendesk’s platform and developer tools allow organizations to extend the functionality of our family of products, integrate into internal and third-party systems, and customize the experience for their employees and customers. Key components include:

•
Zendesk Sunshine, our open and flexible CRM platform, allows organizations to address an increasingly broader set of customer experiences. Sunshine provides organizations with the ability to develop a more complete picture of their customer with a flexible database and the ability to model, store and manage customer profiles, events, objects and relationships. Organizations can connect and integrate this data across the Zendesk product family with other business applications to build highly specialized workflow and unique customer experiences.

•
Zendesk Embeddables, a combination of our application programming interfaces, or APIs, Web Widget, and Mobile software developer’s kits, or SDKs, allow developers to embed Support, Chat, and Guide experiences natively on the web and within mobile applications.

•	Zendesk APIs are extensible and built on open standards, allowing users to build custom integrations and interact with Zendesk data using over 400 different API endpoints.

•
Zendesk Apps enable organizations to customize Zendesk product interfaces and optimize workflow through powerful plug-ins. Our customers can build custom apps or select from hundreds of pre-built apps on the Zendesk Marketplace.

Technology

We employ a modern technology architecture in which our products are built upon a set of core APIs that enable rapid innovation and deep integration. The technology infrastructure used for the Zendesk family of products is designed to provide a highly available and scalable cloud-based platform with industry-standard security measures.

Zendesk’s strategy is to leverage the open and public cloud both in hosting our applications and building Sunshine as a development platform. We believe this provides Zendesk and our customers with greater reliability, performance, and flexibility than operating through proprietary platforms and self-managed data centers.

The architecture and deployment of our software are described and guided by the following key characteristics:

•
Reliability. Our customers are highly dependent on our products, which are designed to be available 24 hours a day, 365 days a year. We provide transparency to customers on availability and technical operations matters that impact them through our website and other channels.

•	Scalability. Our data infrastructure is highly scalable and regularly processes more than 100 million data driven requests that require the processing of specific data, on a daily basis.

•
Security. Each of our products are designed to host a large quantity of customer data. We maintain a comprehensive security program designed to help safeguard the security and integrity of our customers’ data. We regularly review our security program. In addition, we regularly obtain third-party security audits and examinations of our technical operations and practices covering data security.

Customers

As of December 31, 2018, we had an aggregate of approximately 136,600 paid customer accounts using our family of products. This includes approximately 73,600 customer accounts for paid subscription plans for Zendesk Support (other than our legacy Starter plan) and approximately 46,100 customer accounts for paid subscription plans of Zendesk Chat. In addition, we had approximately 16,900 paid customer accounts on our other products, collectively, as of December 31, 2018. Prior to purchase, we generally provide our prospective customers with the opportunity to try fully-functioning versions of our products for a free trial period. This is a central part of our business model as we believe customers should have the right to try products before being locked-into a subscription. Providing our customers with a free trial period exposes customers to our brand and establishes a relationship that can facilitate further adoption of our products as organizations grow in size and their needs become more complex. For further details as to how we calculate our number of paid customer accounts, please see the discussion in the "Key Business Metrics" section of this Annual Report on Form 10-K.

Our customers are located in over 160 countries and territories and represent organizations across a broad array of sizes, industries, and geographies.

Research and Development

Our research and development organization is responsible for the development, design, and testing of all aspects of our products. We invest heavily in these efforts to continuously improve and innovate. In addition to our hosted software solution, and platform, we have developed multi-functional APIs that we utilize to build our products as well as facilitate integrations of our products with third-party applications.

Our global research and development team is primarily based in San Francisco, California; Copenhagen, Denmark; Melbourne, Australia; Dublin, Ireland; Singapore; Montpellier, France; Metro Manila, Philippines; and Krakow, Poland. To foster rapid innovation, our research and development team is further apportioned into smaller, agile development teams.

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

As of December 31, 2018, we had approximately 730 employees in our research and development organization. Our research and development expenses were $160.3 million, $115.3 million, and $91.1 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

As of December 31, 2018, we had approximately 920 employees in our sales and marketing organizations. Our sales and marketing expenses were $291.7 million, $211.9 million, and $161.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

For small to medium-sized organizations, we often compete with general use computer applications and other tools that organizations have adapted for managing relationships with their customers, including shared accounts for email communication, phone banks for voice communication, and pen and paper, text editors, and spreadsheets for tracking and management. For larger organizations, we compete with custom software systems and large enterprise software vendors, including salesforce.com, Inc., Oracle Corporation, Microsoft Corporation, and ServiceNow, Inc., each of which may have greater operational flexibility to bundle competing products and services with other software offerings, or offer them at a lower price than our current Suite offering, which will negatively affect our competitiveness for that offering. In addition, we compete with a number of other SaaS providers with focused applications competitive to one or more of our products. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our family of products to achieve or maintain more widespread market acceptance, any of which could harm our business.

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

We have developed a patent program, and a strategy to identify, apply for, and secure patents for innovative aspects of our platform and technology. We have three issued U.S. patents and 14 U.S. patent applications pending. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost-effective.

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

As of December 31, 2018, we had approximately 2,740 employees, including approximately 1,300 employees located outside the United States. Although we have statutory employee representation obligations in certain countries, our U.S. employees are not represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

We are subject to data privacy and security regulation by data protection authorities in countries throughout the world, by the U.S. federal government, and by the states in which we conduct our business. In recent years, there have been a number of well-publicized data breaches involving the improper use and disclosure of personal information of individuals. Many governing authorities have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and public officials or amending existing laws to expand compliance obligations. In the European Union, U.S. companies must meet specified privacy and security standards, such as the European General Data Protection Regulation, or the GDPR, which govern the protection of individuals with regard to the processing of personally identifiable information, or PII, and on the free movement of such data established in the European Union to certain non-EU countries, such as the United States. Additionally, the data protection laws of each of the European Member countries require comprehensive information privacy and security protections for consumers with respect to PII collected about them. In February 2016, European Union and U.S. officials announced an agreement, which established the EU-U.S. Privacy Shield, or the Privacy Shield, as a means for legitimating the transfer of PII by U.S. companies doing business in Europe from the European Economic Area to the U.S. We have certified compliance with the Privacy Shield. In June 2017, we announced that we completed the EU approval process for our global Binding Corporate Rules ("BCRs") as a data processor and controller. This significant regulatory approval validated our implementation of the highest possible standards for protecting PII globally, covering both the PII of our customers and employees. We have and expect to continue to engage in efforts to ensure that data transfers from the European Economic Area comply with the GDPR, the Privacy Shield, our BCRs, and the data protection legislation of individual member states.

Geographic Information

For a description of our revenue and long-lived assets by geographic location, see Note 14 of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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
We derive, and expect to continue to derive, substantially all of our revenue and cash flows from sales of subscriptions to Support. As such, the market acceptance of this product is critical to our success. Demand for our products is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our products by customers for existing and new use cases, the timing of development and release of new products, features, and functionality introduced by our competitors, technological change, and growth or contraction in our addressable market. We expect that an increasing focus on the customer experience and the growth of various communications channels will profoundly impact the market for customer support software and blur distinctions between traditionally separate systems for customer support, customer engagement and retention software, sales force automation, and customer relationship management, enabling new competitors to emerge. If we are unable to meet customer demands to improve relationships between organizations and their customers through flexible solutions designed to address all these needs or otherwise achieve more widespread market acceptance of our products, our business, results of operations, financial condition, and growth prospects will be adversely affected.
We have a history of losses and we expect our revenue growth rate to decline. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain our profitability.
We have incurred net losses in each year since our inception, including net losses of $33.3 million and $25.0 million in the three months ended December 31, 2018 and 2017, respectively, and net losses of $131.1 million and $102.1 million for the fiscal years ended December 31, 2018 and 2017, respectively. We had an accumulated deficit of $529.1 million as of December 31, 2018. For the three months ended December 31, 2018 and 2017, our revenue was $172.2 million and $121.9 million, respectively, representing a 41% growth rate. For the fiscal years ended December 31, 2018 and 2017, our revenue was $598.7 million and $430.2 million, respectively, representing a 39% growth rate. Our historical revenue growth has been inconsistent, and should not be considered indicative of our future performance. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

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
Increasing our customer base and achieving broader market acceptance of our products will depend, to a significant extent, on our ability to effectively expand and maintain our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain certain of our new customers, including larger organizations. We plan to continue to expand our direct sales force both domestically and internationally to increase our sales capacity. During the twelve months ended December 31, 2018, our sales and marketing organization increased by approximately 260 employees to approximately 920 employees. There is significant competition for experienced sales and marketing professionals with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales and marketing professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Our recent hires and planned hires may not become as productive as we anticipate as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. We cannot predict whether, or to what extent, our sales will increase as we expand our sales and marketing functions or how long it will take for new personnel to become productive. Our business will be harmed if our sales and marketing efforts do not generate a significant increase in revenue.
The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.
The market for customer experience solutions is fragmented, rapidly evolving, and highly competitive, with relatively low barriers to entry. With respect to larger organizations seeking to deploy a customer service software system, we have many competitors that are larger than us and which have greater name recognition, much longer operating histories, more established customer relationships, larger marketing budgets, and significantly greater resources than we do. Among the small to medium-sized organizations that make up a large proportion of our customers, we often compete with general use computer applications and other tools, which these organizations use to provide support and which can be deployed for little or no cost. These include shared accounts for email communication, phone banks for voice communication, and pen and paper, text editors, and spreadsheets for tracking and management.
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
We face competition from in-house software systems, large integrated systems vendors, and smaller companies offering alternative SaaS applications. Our competitors vary in size and in the breadth and scope of the products and services they offer. For larger organizations, we compete with customer software systems and large enterprise software vendors such as salesforce.com, Inc., Oracle Corporation, Microsoft Corporation, and ServiceNow, Inc., each of which may have greater operational flexibility to bundle competing products and services with other software offerings, or offer them at a lower price than our current Suite offering, which will negatively affect our competitiveness for that offering. In addition, we compete with a number of other SaaS providers with focused applications competitive to one or more of our products that our potential customers may elect to use in lieu of our products. Further, other established SaaS providers not currently focused on the functionality that our products provide may expand their services to compete with us. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Additionally, some existing and potential customers, particularly large organizations, have elected, and may in the future elect, to develop their own internal customer support software system. Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult for us to compete with them. Additionally, as our offerings expand to adjacent markets, such as sales force automation and platform-based features and functionality, in which we may not have the operational history or familiarity, we may find it difficult to compete with established vendors in those markets. For all of these reasons, we may not be able to compete successfully against our current and future competitors or retain existing customers, which would harm our business.

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
Any acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the business strategy, sales plans, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their software is not easily adapted to work with our products, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, customers' experience with the acquired company prior to acquisition, or otherwise. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

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
Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our products and to introduce new products and services. In order to grow our business, we must research and develop products and services that reflect the changing nature of customer service, and expand beyond customer service to other areas of improving relationships between organizations and their customers. In each of the fiscal years ending 2018 and 2017, our research and development expenses was 27% of our revenue. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our operating results may be harmed and we may not realize the expected benefits of our strategy.
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
We generally charge our customers for their use of our products based on the number of users they enable as “agents” to under their customer account, as well as the features and functionality enabled. The features and functionality we provide within our products enable our customers to promote customer self-service and otherwise efficiently and cost-effectively address product support requests without the need for substantial human interaction. As a result of these features, customer agent staffing requirements may be minimized and our revenue may be adversely impacted. Additionally, other than subscriptions related to our Suite offering, we generally require a separate subscription to enable the functionality of each of our products. We do not know whether our current or potential customers or the market in general will accept this pricing model going forward and, if it fails to gain acceptance, our business and results of operations could be harmed.

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
We have experienced and may continue to experience rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from approximately 2,060 employees as of December 31, 2017 to approximately 2,740 employees as of December 31, 2018. In addition, we have established subsidiaries in Denmark, the United Kingdom, Australia, Ireland, Japan, the Philippines, Brazil, Germany, India, and Mexico since our inception in 2007, and, as a result of acquisitions, we also have subsidiaries in Singapore, France, and Poland. We may continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of customers, end users, transactions, and data that our products support. Finally, our organizational structure is becoming more complex and we may need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures, to manage this complexity. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, simplicity in design, and attention to customer experience that has been critical to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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
Additionally, we have a very limited history in respect of pricing our Suite offering and our Sell product. We may not fully understand the impact of pricing changes in the market, and if we fail to find an optimal price for our Suite offering or our Sell product our business and results of operations may be harmed.
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
Our quarterly financial results may fluctuate as a result of a variety of other factors, many of which are outside of our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our common stock could decline substantially. Some of the important factors that may cause our revenue, operating results, and cash flows to fluctuate from quarter to quarter include:

•	our ability to attract new customers, retain and increase sales to existing customers, and satisfy our customers’ requirements;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	the rate of expansion and productivity of our sales force;

•	changes in our or our competitors’ pricing policies;

•	security breaches, technical difficulties, or service interruptions to our products;

•	the number of new employees added to our company in a given period;

•	new products, features, or functionalities introduced by our competitors;

•	our investments in and our ability to successfully sell newly developed or acquired products, features, or functionality;

•	increasing efforts by our customers to develop native applications as a substitute for our own;

•	the timing of customer payments and payment defaults by customers;

•
general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional subscriptions, delay a prospective customer’s purchasing decision, reduce the value of new subscription contracts, or affect customer retention;

•	changes in the relative and absolute levels of professional services we provide;

•	changes in foreign currency exchange rates;

•	expenses such as litigation or other dispute-related settlement payments;

•	the impact of new accounting pronouncements; and

•	the timing of the grant, price of our common stock, or vesting of equity awards to employees.
Many of these factors are outside of our control, and the occurrence of one or more of them might cause our revenue, operating results, cash flows, gross margin, operating margin, profitability, unearned revenue, and remaining revenue performance obligations, to vary widely. As such, we believe that quarter-to-quarter comparisons of our revenue, operating results, and cash flows may not be meaningful and should not be relied upon as an indication of future performance.
Our ongoing and planned expenditures on third-party managed hosting services and expenditures on transitioning our services and customers fully to third-party managed hosting services from self-managed colocation data centers are expensive and complex, have resulted, and will result, in a negative impact on our cash flows, and may negatively impact our financial results.
We have made and will continue to make substantial expenditures for third-party managed hosting services to support our growth and provide enhanced levels of service to our customers. We have been continuing to decrease the amount of capital expenditures on hosting equipment for use in our self-managed colocation data centers as we transition to greater dependence on third-party managed hosting services. If costs associated with third-party managed hosting services utilized to support our growth are greater than expected, if we are required to make larger continuing investments in our self-managed colocation data centers than we anticipated, or if the costs associated with the transition to our self-managed colocation data centers is greater than we anticipated, the negative impact on our operating results would likely exceed our initial expectations. Furthermore, if we determine to no longer utilize our self-managed colocation data centers earlier than we expect, we may be forced to accelerate expense recognition as a result of the shorter estimated life of such assets.
We plan to continue to invest resources in connection with transitioning our customers and services infrastructure to third-party managed hosting services and may encounter obstacles in completing the transition. Additionally, due to the difficulty in predicting usage of third-party managed hosting services related to customers recently migrated or customers to be migrated from our self-managed colocation data centers, we may not be able to accurately forecast our expenditures on such third-party managed hosting services, which may increase the variability of our results of operations.

We increasingly rely on third-party managed hosting services to support our operations and disruption or interference in such service may negatively impact our business.
Given that we will increasingly become more reliant on third-party managed hosting services, any significant disruption of or interference in our use of such services will negatively impact our operations and customer satisfaction. Third-party managed hosting services may additionally take actions beyond our control that could seriously harm our business, including:

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
In the three months and fiscal years ended December 31, 2018 and 2017, we derived 48% and 47% of our revenue from customers located outside of the United States, respectively. We are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and product support operations in certain countries across North America, Europe, Australia, Asia, and South America. To date a very limited portion of our sales has been driven by resellers or other channel partners. We believe our ability to convince new customers to subscribe to our products or to convince existing customers to renew or expand their use of our products is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.
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
We are highly dependent upon our marketing strategy of offering free trials of our products and other inbound lead generation strategies to generate sales opportunities. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. Many early users never convert from the trial version of a product to a paid version of such product. Further, we often depend on individuals within an organization who initiate the trial versions of our products being able to convince decision makers within their organization to convert to a paid version. Many of these organizations increasingly have complex and multi-layered purchasing requirements, especially as we continue to target larger organizations and in the case of our sales force automation software, increasingly target decision makers that are not in the customer support organizations we have traditionally targeted. To the extent that these users do not become, or are unable to convince others to become, paying customers, we will not realize the intended benefits of this marketing strategy and our ability to grow our revenue will be adversely affected.
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
Personal privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions where we offer our products. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state, and foreign government bodies and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use, and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and consumer protection agencies. For example, California recently enacted the California Consumer Privacy Act ("CCPA") that will, among other things, require covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA recently was amended, and it is possible that it will be amended again before it goes into effect. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. On May 25, 2018, the European General Data Protection Regulation, or the GDPR, became effective, which imposes additional obligations and risks upon our business. Compliance with GDPR has and will continue to require valuable management and employee time and resources, and failure to comply with GDPR could trigger severe penalties, including steep fines of up to €20.0 million or 4% of global annual revenue, whichever is higher, and could reduce demand for our products. In many jurisdictions enforcement actions and consequences for non-compliance are also rising.

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

We have funded our operations since inception primarily through customer payments for subscription services, the issuance of our convertible senior notes, and public and private equity financings. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of subscriptions for our products, or unforeseen circumstances. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any additional debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, we may not be able to generate sufficient cash to service any debt financing obtained by us, which may force us to reduce or delay capital expenditures or sell assets or operations. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2018, we had a net balance of $146.3 million of goodwill and intangible assets related to prior acquisitions. An adverse change in market conditions, particularly a change resulting in a significant decrease in our share price, or if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2018, we had federal and state net operating loss carryforwards, or NOLs, of $695.9 million and $302.9 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, including in connection with our initial public offering or our follow-on public offering. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. Our NOLs generated before fiscal year 2018 are subject to a 20-year carryover limitation and may expire if unused within that period. There is also a risk that due to legislative changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. In addition, under the Tax Cuts and Jobs Act, or the Tax Act, the amount of NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles, or GAAP, in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. For example, on January 1, 2018, we adopted Accounting Standards Codification 606, “Revenue from Contracts with Customers,” which changed our accounting policies regarding revenue recognition and incremental costs to acquire contracts. We also adjusted our consolidated financial statements from amounts previously reported to reflect the adoption. Certain other standards that become effective in the future may have a material impact on our consolidated financial statements. See Note 2 of the notes to our consolidated financial information for information regarding the effect of new accounting pronouncements on our consolidated financial statements. Any difficulties in implementing these standards could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
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
On June 23, 2016, a referendum was held on the United Kingdom's membership in the European Union, the outcome of which was a vote in favor of leaving the European Union. On March 29, 2017, the United Kingdom provided its official notice to the European Council that it intends to leave the European Union triggering the two-year transition period, which is expiring on March 29, 2019. The United Kingdom's vote to leave the European Union creates an uncertain political and economic environment in the United Kingdom and potentially across other European Union member states, which may last for a number of months or years.
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
As of December 31, 2018, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 25% of our outstanding common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to exert significant influence in matters requiring stockholder approval. For example, these stockholders may be able to exert significant influence in elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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

Risks Related to our Outstanding Convertible Notes

Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness, and we may not have the ability to raise the funds necessary to settle cash conversions of the Notes or to repurchase the Notes for cash upon a fundamental change, which could adversely affect our business and results of operations.

In March 2018, we issued $575 million in aggregate principal amount of 0.25% convertible senior notes due 2023, or Notes, in a private offering. The interest rate is fixed at 0.25% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. Upon conversion, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases in connection with such conversion and our ability to pay may additionally be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture governing the Notes or to pay any cash payable on future conversions as required by such indenture would constitute a default under such indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof. Additionally, under the indenture and subject to certain exceptions, if we fail to timely file any document or report required under the Securities and Exchange Act of 1934, in certain circumstances we may be required to pay, additional interest of up to 0.50% per annum on our Notes in order to avoid an event of default under the indenture, which may affect our ability to repay the Notes. Furthermore, if we do not remedy such failure within 360 days after receiving notice thereof from the noteholders, there would be an event of default under the indenture.

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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our corporate headquarters are located in San Francisco, California. We operate in San Francisco under five leases for approximately 72,900, 51,800, 34,900, 18,000, and 16,400 square feet of space, respectively. These leases expire in August 2022, October 2023, April 2023, January 2021, and June 2023 respectively.
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
Item 4. Mine Safety Disclosures.
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our common stock has been listed on the New York Stock Exchange under the symbol “ZEN” since May 15, 2014, the date of our initial public offering.  Prior to that date, there was no public trading market for our common stock.
The following table sets forth for the indicated periods the high and low intra-day sales prices of our common stock as reported by the New York Stock Exchange.

	High	Low
Year ended December 31, 2017
First quarter	$29.53	$21.43
Second quarter	$30.24	$24.49
Third quarter	$31.36	$25.09
Fourth quarter	$35.89	$28.81
Year ended December 31, 2018
First quarter	$50.15	$33.44
Second quarter	$60.26	$44.42
Third quarter	$72.23	$53.25
Fourth quarter	$72.76	$45.60
Holders
As of December 31, 2018, there were approximately 34 holders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to accurately estimate the total number of stockholders represented by these record holders.
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
Issuer Purchases of Equity Securities
No shares of our common stock were repurchased during the three months ended December 31, 2018.
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

The following stock performance graph compares total stockholder returns for Zendesk, Inc. from May 15, 2014, the date of our initial public offering, through December 31, 2018, against the S&P 500 Index and the S&P 500 Composite/Software, assuming a $100 investment made on May 15, 2014. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown in the graph below is not necessarily indicative of future price performance.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
		*As adjusted	*As adjusted
Revenue	$598,746	$430,165	$312,844	$208,768	$127,049
Cost of revenue (1)	181,255	127,422	93,900	67,184	46,047
Gross profit	417,491	302,743	218,944	141,584	81,002
Operating expenses (1):
Research and development	160,260	115,291	91,067	62,615	36,403
Sales and marketing	291,668	211,918	161,653	114,052	77,875
General and administrative	103,491	81,680	64,371	47,902	32,869
Total operating expenses	555,419	408,889	317,091	224,569	147,147
Operating loss	(137,928)	(106,146)	(98,147)	(82,985)	(66,145)
Other income (expense), net
Interest income	15,086	3,542	1,821	575	126
Interest expense	(19,882)	—	(148)	(503)	(988)
Other expense, net	(467)	(1,055)	(153)	(801)	(671)
Total other income (expense), net	(5,263)	2,487	1,520	(729)	(1,533)
Loss before provision for (benefit from) income taxes	(143,191)	(103,659)	(96,627)	(83,714)	(67,678)
Provision for (benefit from) income taxes	(12,107)	(1,518)	993	338	(263)
Net loss	(131,084)	(102,141)	(97,620)	(84,052)	(67,415)
Accretion of redeemable convertible preferred stock	—	—	—	—	(18)
Net loss attributable to common stockholders	$(131,084)	$(102,141)	$(97,620)	$(84,052)	$(67,433)
Net loss per share, basic and diluted	$(1.24)	$(1.02)	$(1.05)	$(0.99)	$(1.26)
Weighted-average shares used to compute net loss per share, basic and diluted	105,567	99,918	93,161	84,926	53,571
__________
(1) Includes share-based compensation expense as follows:
	Year Ended December 31,
	2018	2017	2016	2015	2014
		*As adjusted	*As adjusted
Cost of revenue	$14,835	$9,040	$7,045	$4,541	$2,464
Research and development	41,365	29,970	27,083	19,414	10,918
Sales and marketing	37,882	24,279	22,693	14,759	10,680
General and administrative	25,401	21,263	16,608	13,842	8,077

	As of December 31,
Consolidated Balance Sheet Data:	2018	2017	2016	2015	2014
		*As adjusted	*As adjusted
Cash and cash equivalents	$126,518	$109,370	$93,677	$216,226	$80,265
Marketable securities, current and noncurrent	693,884	235,023	206,358	51,750	51,409
Working capital	229,833	114,631	125,589	165,832	60,856
Total assets	1,237,879	591,370	497,627	422,686	205,788
Deferred revenue, current and noncurrent	247,962	174,360	122,829	85,615	51,731
Long-term obligations	458,176	—	—	—	6,952
Total liabilities	820,958	237,186	174,153	129,396	92,082
Stockholders' equity	416,921	354,184	323,474	293,290	113,706

*The summary consolidated financial data for the years ended December 31, 2018, 2017, and 2016 and as of December 31, 2018, 2017, and 2016 reflects the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASC 606”). See Note 2 of the notes to our consolidated financial statements. The summary consolidated financial data for the years ended December 31, 2015 and 2014 and as of December 31, 2015 and 2014 does not reflect the adoption of ASC 606.

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
Overview
We are a software development company that provides SaaS products that are intended to help organizations and their customers build better experiences. Our product family is built upon a modern architecture that enables us and our customers to rapidly innovate, adapt our technology in novel ways, and easily integrate with other products and applications. With our origins in customer service, we have evolved our offerings over time to a family of products and platform that work together to help organizations understand the broader customer journey, improve communications across all channels, and engage where and when it’s needed most.
We believe in developing products that serve organizations of all sizes and across all industries. The flagship product in our family, Zendesk Support, provides organizations with the ability to track, prioritize, and solve customer support tickets across multiple channels, bringing customer information and interactions into one place. Our other widely available products integrate with Support and include Zendesk Chat, Zendesk Talk, Zendesk Guide, and Zendesk Connect. Chat is live chat software that provides a fast and responsive way for organizations to connect with their customers. Talk is cloud-based call center software that facilitates personal and productive phone support conversations between organizations and their customers. Guide is a self-service destination that organizations can use to provide articles, interactive forums, and a community that help an organization's customers help themselves. Connect enables customer service teams to send automated and timely messages based on a customer’s past actions and preferences. Additionally, we offer Zendesk Suite, an omnichannel offering which provides Support, Chat, Talk, and Guide together for a single price, Zendesk Sell, sales force automation software that complements our mission in delivering products that provide a better customer experience, and Zendesk Sunshine, a customer relationship management platform which enables organizations to connect and integrate customer data generated through the Zendesk product family.
We offer a range of subscription account plans for our products that vary in price based on functionality, type, and the amount of product support we offer. We also offer a range of additional features that customers can purchase and add to their subscriptions.

For the years ended December 31, 2018, 2017, and 2016, our revenue was $598.7 million, $430.2 million, and $312.8 million, respectively, representing a 39% growth rate from 2017 to 2018 and a 38% growth rate from 2016 to 2017. For the years ended December 31, 2018, 2017, and 2016 we derived $288.9 million, or 48%, $200.5 million, or 47%, and $142.4 million, or 46%, respectively, of our revenue from customers located outside of the United States. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. For the years ended December 31, 2018, 2017, and 2016, we generated net losses of $131.1 million, $102.1 million, and $97.6 million, respectively.
The growth of our business and our future success depend on many factors, including our ability to continue to innovate, further develop our unified omnichannel offering geared towards the entire customer experience, build brand recognition and a scalable product for larger enterprises, maintain our leadership in the small and medium-sized business, market, add new customers, generate additional revenue from our existing customer base, and increase our global customer footprint. While these areas represent significant opportunities for us, we also face significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. We anticipate that we will continue to expand our operations and headcount in the near term. The expected expenditures that we anticipate will be necessary to manage our anticipated growth, including personnel costs, expenditures relating to hosting capabilities, leasehold improvements, and related fixed assets, will make it more difficult for us to achieve profitability in the near term. Many of these investments will occur in advance of us experiencing any direct benefit and will make it difficult to determine if we are allocating our resources efficiently.
We have focused on rapidly growing our business and plan to continue to invest for long-term growth. We expect to continue to develop our hosting capabilities primarily through expenditures for third-party managed hosting services. The amount and timing of these expenditures will vary based on our estimates of projected growth and planned use of hosting resources. Over time, we anticipate that we will continue to gain economies of scale by efficiently utilizing our hosting and personnel resources to support the growth in our number of customers. In addition, we expect to incur amortization expense associated with acquired intangible assets and capitalized internal-use software. As a result, we expect our gross margin to improve in the long-term, although our gross margin may decrease in the near-term and may vary from period to period as our revenue fluctuates and as a result of the timing and amount of such costs.
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
Number of Paid Customer Accounts.    We believe that our ability to increase our number of paid accounts using our products is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. We define the number of paid customer accounts as the sum of the number of accounts on Zendesk Support, exclusive of our legacy Starter plan, free trials, or other free services, the number of accounts on Chat, exclusive of free trials or other free services, and the number of accounts on all of our other products, exclusive of free trials and other free services, each as of the end of the period and as identified by a unique account identifier. The number of paid customer accounts does not currently include the number of customer accounts on Sell. In the quarter ended June 30, 2018, we began to offer an omnichannel subscription, which provides access to multiple products through a single paid customer account, Zendesk Suite. The number of Suite paid customer accounts are included in the number of accounts on products other than Support and Chat, and are not included in the number of paid customer accounts using Support or Chat. Existing customers may also expand their utilization of our products by adding new accounts and a single consolidated organization or customer may have multiple accounts across each of our products to service separate subsidiaries, divisions, or work processes. Each of these accounts is also treated as a separate paid customer account. Other than paid accounts for Zendesk Connect, an increase in the number of paid customer accounts generally correlates to an increase in the number of authorized agents licensed to use our products, which directly affects our revenue and results of operations. We view growth in this metric as a measure of our success in converting new sales opportunities. We had approximately 136,600 paid customer accounts as of December 31, 2018, including approximately 73,600 paid customer accounts on Support, approximately 46,100 paid customer accounts on Chat, and approximately 16,900 paid customer accounts on our other products. As the total number of paid customer accounts increases, we expect the rate of growth in the number of paid customer accounts to decline.

Dollar-Based Net Expansion Rate.    Our ability to generate revenue is dependent upon our ability to maintain our relationships with our customers and to increase their utilization of our products. We believe we can achieve this by focusing on delivering value and functionality that retains our existing customers, expands the number of authorized agents associated with an existing paid customer account, and results in upgrades to higher-priced subscription plans and the purchase of additional products. Maintaining customer relationships allows us to sustain and increase revenue to the extent customers maintain or increase the number of authorized agents licensed to use our products. We assess our performance in this area by measuring our dollar-based net expansion rate. Our dollar-based net expansion rate provides a measurement of our ability to increase revenue across our existing customer base through expansion of authorized agents associated with paid customer accounts, upgrades in subscription plans, and the purchase of additional products as offset by churn, contraction in authorized agents associated with paid customer accounts, and downgrades in subscription plans. We do not currently incorporate operating metrics associated with our legacy analytics product, our legacy Outbound product, our Sell product, our legacy Starter plan, free trials, or other free services into our measurement of dollar-based net expansion rate.
Our dollar-based net expansion rate is based upon our monthly recurring revenue for a set of paid customer accounts on our products. Monthly recurring revenue for a paid customer account is a legal and contractual determination made by assessing the contractual terms of each paid customer account, as of the date of determination, as to the revenue we expect to generate in the next monthly period for that paid customer account, assuming no changes to the subscription and without taking into account any usage above the subscription base, if any, that may be applicable to such subscription. Monthly recurring revenue is not determined by reference to historical revenue, deferred revenue, or any other United States generally accepted accounting principles, or GAAP, financial measure over any period. It is forward-looking and contractually derived as of the date of determination.
We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate monthly recurring revenue across our products from paid customer accounts as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate monthly recurring revenue across our products from the same customer base included in our measure of base revenue at the end of the annual period being measured. Our dollar-based net expansion rate is also adjusted to eliminate the effect of certain activities that we identify involving consolidation of customer accounts, or the split of a single paid customer account into multiple paid customer accounts. In addition, our dollar-based net expansion rate is adjusted to include paid customer accounts in the customer base used to determine retained revenue net of contraction and churn that share common corporate information with customers in the customer base that is used to determine our base revenue. Giving effect to this consolidation results in our dollar-based net expansion rate being calculated across approximately 100,400 customers, as compared to the approximately 136,600 total paid customer accounts as of December 31, 2018. To the extent that we can determine that the underlying customers do not share common corporate information, we do not aggregate paid customer accounts associated with reseller and other similar channel arrangements for the purposes of determining our dollar-based net expansion rate. While not material, we believe the failure to account for these activities would otherwise skew our dollar-based net expansion metrics associated with customers that maintain multiple paid customer accounts across their products, and paid customer accounts associated with reseller and other similar channel arrangements.
Our dollar-based net expansion rate was 119% as of December 31, 2018. We expect that, among other factors, our continued focus on adding larger paid customer accounts at the time of addition and the growth in our revenue will result in an overall decline in our dollar-based net expansion rate over time as our aggregate monthly recurring revenue grows.

Components of Results of Operations
Revenue

We derive substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on Support and, to a lesser extent, Chat, Talk, Guide, Explore, Sell, and Connect. Each subscription may have multiple authorized users, and we refer to each user as an “agent.” The number of agents ranges from one to thousands for various customer accounts. Our pricing is generally established on a per agent basis. We offer a range of subscription account plans for our products that vary in price based on functionality, type, and, for Support and Chat, the amount of product support we offer. We also offer a range of additional features that customers can purchase and add to their subscriptions. Certain arrangements provide for incremental fees above a fixed maximum number of monthly agents during the subscription term. We sell subscription services under contractual agreements that vary in length, ranging between one month and multiple years, with the majority of subscriptions having a term of either one month or one year.
Subscription fees are generally non-refundable regardless of the actual use of the service. Subscription revenue is typically affected by the number of customer accounts, number of agents, and the type of plan purchased by our customers, and is recognized ratably over the term of the arrangement beginning on the date that our services are made available to our customers. Subscription services purchased online are typically paid for via a credit card on the date of purchase while subscription services purchased through our internal sales organization are generally billed with monthly, quarterly, or annual payment frequencies. Due to our mixed contract lengths and billing frequencies, the annualized value of the arrangements we enter into with our customers may not be fully reflected in deferred revenue at any single point in time. Accordingly, we do not believe that the change in deferred revenue for any period provides sufficient context to accurately predict of future revenue for a given period of time. Additionally, because of the mix of contract lengths, customer purchasing patterns, and renewal patterns for our products, we similarly do not believe that the amount of unsatisfied performance obligations, or any backlog calculated therefrom, measured as of any particular determination date, or period-over-period changes in such amounts, provides sufficient context to accurately predict our future revenue for any future period, and we caution you not to rely on such amounts for that purpose.
We also derive revenue from implementation and training services, for which we recognize revenue based on proportional performance, and Talk usage, for which we recognize revenue based on usage.
Cost of Revenue, Gross Margin, and Operating Expenses

Cost of Revenue. Cost of revenue consists primarily of personnel costs (including salaries, share-based compensation, and benefits) for employees associated with our infrastructure, product support, and professional service organizations, and expenses for hosting capabilities, primarily for third-party managed hosting services and costs associated with our self-managed colocation data centers. Cost of revenue also includes third party license fees, payment processing fees, amortization expense associated with capitalized internal-use software, amortization expense associated with acquired intangible assets, and allocated shared costs. We allocate shared costs such as facilities, information technology and security costs to all departments based on headcount. As such, allocated shared costs are reflected in cost of revenue and each operating expense category.
We utilize third-party managed hosting facilities located in North America, Europe, Asia and Australia to host our services, support our infrastructure, and support certain research and development functions. In addition, we currently operate out of four self-managed colocation data centers, in which we manage our own network equipment and systems, located in California, Virginia, and Ireland. We currently intend to continue to operate our self-managed colocation data centers and incur expenditures for third-party managed hosting services over time while we transition our primary data center usage to third-party managed hosting services.
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
Gross Margin. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period as our revenue fluctuates and as a result of the timing and amount of usage of third-party managed hosting resources, investments to expand our product support and professional services teams, investments in additional personnel, increased share-based compensation expense, as well as the amortization of certain acquired intangible assets, costs associated with capitalized internal-use software, and third-party license fees.
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
Sales and Marketing. Sales and marketing expenses consist of personnel costs (including salaries, share-based compensation, sales commissions, and benefits) for employees associated with our sales and marketing organizations, costs of marketing activities, and allocated shared costs. Marketing activities include both online, and offline marketing initiatives, including digital advertising, such as search engine, paid social, e-mail and product marketing, content marketing, user events, conferences, corporate communications, web marketing and optimization, and outbound list generation. Sales commissions are considered incremental costs of obtaining customer contracts and are capitalized and amortized on a straight-line basis over the anticipated period of benefit, which we have determined to be three years.
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
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists of federal and state income taxes in the United States, income taxes in certain foreign jurisdictions, and a non-cash benefit in 2018 related to the issuance of our convertible senior notes.
Results of Operations for Fiscal Years 2018, 2017, and 2016

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue (in thousands):

	Year Ended December 31,
	2018	2017	2016
		*As adjusted	*As adjusted
Revenue	$598,746	$430,165	$312,844
Cost of revenue (1)	181,255	127,422	93,900
Gross profit	417,491	302,743	218,944
Operating expenses (1):
Research and development	160,260	115,291	91,067
Sales and marketing	291,668	211,918	161,653
General and administrative	103,491	81,680	64,371
Total operating expenses	555,419	408,889	317,091
Operating loss	(137,928)	(106,146)	(98,147)
Other income (expense), net
Interest income	15,086	3,542	1,821
Interest expense	(19,882)	—	(148)
Other expense, net	(467)	(1,055)	(153)
Total other income (expense), net	(5,263)	2,487	1,520
Loss before provision for (benefit from) income taxes	(143,191)	(103,659)	(96,627)
Provision for (benefit from) income taxes	(12,107)	(1,518)	993
Net loss	$(131,084)	$(102,141)	$(97,620)
(1) Includes share-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
		*As adjusted	*As adjusted
Cost of revenue	$14,835	$9,040	$7,045
Research and development	41,365	29,970	27,083
Sales and marketing	37,882	24,279	22,693
General and administrative	25,401	21,263	16,608

	Year Ended December 31,
	2018	2017	2016
		*As adjusted	*As adjusted
	(As a percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Cost of revenue (1)	30.3	29.6	30.0
Gross profit	69.7	70.4	70.0
Operating expenses (1):
Research and development	26.8	26.8	29.1
Sales and marketing	48.7	49.3	51.7
General and administrative	17.3	19.0	20.6
Total operating expenses	92.8	95.1	101.4
Operating loss	(23.1)	(24.7)	(31.4)
Other income (expense), net
Interest income	2.5	0.8	0.6
Interest expense	(3.3)	—	—
Other expense, net	(0.1)	(0.2)	—
Total other income (expense), net	(0.9)	0.6	0.5
Loss before provision for (benefit from) income taxes	(24.0)	(24.1)	(30.9)
Provision for (benefit from) income taxes	(2.0)	(0.4)	0.3
Net loss	(22.0)%	(23.7)%	(31.2)%

(1)	Includes share-based compensation expense as follows:

	Year Ended December 31,
	2018	2017	2016
		*As adjusted	*As adjusted
	(As a percentage of revenue)
Cost of revenue	2.5%	2.1%	2.3%
Research and development	6.9	7.0	8.7
Sales and marketing	6.3	5.6	7.3
General and administrative	4.2	4.9	5.3
*Adjusted to reflect the adoption of ASC 606. See Note 2 of the notes to our consolidated financial statements.

Revenue

	Year Ended December 31,			2017 to 2018 % change	2016 to 2017 % change
	2018	2017	2016
		*As adjusted	*As adjusted
	(In thousands, except percentages)
Revenue	$598,746	$430,165	$312,844	39%	38%
*Adjusted to reflect the adoption of ASC 606. See Note 2 of the notes to our consolidated financial statements.
Revenue increased $168.6 million, or 39%, in 2018 compared to 2017. Of the total increase in revenue, $32.0 million, or 19%, was attributable to revenue from new customer accounts acquired from January 1, 2018 through December 31, 2018, net of churn and contraction, and $136.6 million, or 81%, was attributable to revenue from accounts existing on or before December 31, 2017, net of churn and contraction. Revenue for the year ended December 31, 2018 includes revenue from Zendesk Sell.
Revenue increased $117.3 million, or 38%, in 2017 compared to 2016. Of the total increase in revenue, $25.8 million, or 22%, was attributable to revenue from new customer accounts acquired from January 1, 2017 through December 31, 2017, net of churn and contraction, and $91.5 million, or 78%, was attributable to revenue from accounts existing on or before December 31, 2016, net of churn and contraction.
Cost of Revenue and Gross Margin

	Year Ended December 31,			2017 to 2018 % change	2016 to 2017 % change
	2018	2017	2016
	(In thousands, except percentages)
Cost of Revenue	$181,255	$127,422	$93,900	42%	36%
Gross Margin	69.7%	70.4%	70.0%
Cost of revenue increased $53.8 million, or 42%, in 2018 compared to 2017. The overall increase was primarily due to increased hosting costs of $20.7 million, increased employee compensation-related costs of $19.8 million, and increased third-party license fees of $7.4 million. The increase in hosting costs was driven by expenditures for third-party managed hosting services related to the addition of new customer accounts and the continued expansion of existing customer accounts. The increase in employee compensation-related costs was driven by headcount growth. The increase in third-party license fees was driven by increased customer usage of certain product features. Further contributing to the overall increase was an increase in allocated shared costs of $5.2 million, primarily related to facilities and information technology.
Our gross margin decreased by 0.7 percentage points in 2018 compared to 2017, driven primarily by increased hosting costs in connection with our transition to third-party managed hosting services while we continue to record depreciation for our existing self-managed colocation data centers. The overall decrease was partially offset by lower amortization of capitalized internal-use software due to timing of projects.
Cost of revenue increased $33.5 million, or 36%, in 2017 compared to 2016. The overall increase was primarily due to increased hosting costs of $11.7 million, increased employee compensation-related costs of $9.7 million, and increased third-party license fees of $4.9 million. The increase in hosting costs was driven by expenditures for third-party managed hosting services and increased costs, including depreciation expense, related to our self-managed colocation data centers from the addition of new customer accounts and the continued expansion of existing customer accounts. The increase in employee compensation-related costs was driven by headcount growth. The increase in third-party license fees was driven by increased customer usage of certain product features. Further contributing to the overall increase was an increase in allocated shared costs of $4.3 million, primarily related to facilities and information technology.
Our gross margin increased by 0.4 percentage points in 2017 compared to 2016. The overall improvement was primarily driven by our ability to increase revenue with a more moderate increase in headcount. The overall improvement was partially offset by increased hosting costs.
Operating Expenses
Research and Development Expenses

	Year Ended December 31,			2017 to 2018 % change	2016 to 2017 % change
	2018	2017	2016
	(In thousands, except percentages)
Research and Development	$160,260	$115,291	$91,067	39%	27%
Research and development expenses increased $45.0 million, or 39%, in 2018 compared to 2017. The overall increase was primarily due to increased employee compensation-related costs of $36.0 million, driven by headcount growth, and increased allocated shared costs of $5.5 million.
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

Sales and Marketing Expenses

	Year Ended December 31,			2017 to 2018 % change	2016 to 2017 % change
	2018	2017	2016
		*As adjusted	*As adjusted
	(In thousands, except percentages)
Sales and Marketing	$291,668	$211,918	$161,653	38%	31%
*Adjusted to reflect the adoption of ASC 606. See Note 2 of the notes to our consolidated financial statements.
Sales and marketing expenses increased $79.8 million, or 38%, in 2018 compared to 2017. The overall increase was primarily due to increased employee compensation-related costs, including amortization of capitalized commissions, of $55.1 million, driven by headcount growth, and an increase in marketing program costs of $10.0 million. The increase in marketing program costs was driven by increased volume of advertising activities. Further contributing to the overall increase was an increase in allocated shared costs of $10.8 million.
Sales and marketing expenses increased $50.3 million, or 31%, in 2017 compared to 2016. The overall increase was primarily due to increased employee compensation-related costs, including amortization of capitalized commissions, of $21.7 million, driven by headcount growth, and an increase in marketing program costs of $10.8 million. The increase in marketing program costs was driven by increased volume of advertising activities. Further contributing to the overall increase was an increase in allocated shared costs of $8.5 million.
General and Administrative Expenses

	Year Ended December 31,			2017 to 2018 % change	2016 to 2017 % change
	2018	2017	2016
	(In thousands, except percentages)
General and Administrative	$103,491	$81,680	$64,371	27%	27%
General and administrative expenses increased $21.8 million, or 27%, in 2018 compared to 2017. The overall increase was primarily due to increased employee compensation-related costs of $15.2 million, driven by headcount growth, and increased allocated shared costs of $3.0 million.
General and administrative expenses increased $17.3 million, or 27%, in 2017 compared to 2016. The overall increase was primarily due to increased employee compensation-related costs of $12.6 million, driven by headcount growth, and increased allocated shared costs of $1.7 million.
Other Income (Expense), Net

	Year Ended December 31,			2017 to 2018 % change	2016 to 2017 % change
	2018	2017	2016
	(In thousands, except percentages)
Interest income	$15,086	$3,542	$1,821	*	95%
Interest expense	(19,882)	—	(148)	*	*
Other income (expense), net	(467)	(1,055)	(153)	(56)%	*
*Not meaningful

Interest income increased $11.5 million in 2018 compared to 2017. The overall increase was primarily due to the increase in the amount of marketable securities from the proceeds received from our convertible senior notes. Interest expense increased $19.9 million, in 2018 compared to 2017 due to the issuance of our convertible senior notes.

Interest income increased $1.7 million in 2017 compared to 2016. The overall increase was primarily due to higher yields earned from marketable securities.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,			2017 to 2018 % change	2016 to 2017 % change
	2018	2017	2016
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$(12,107)	$(1,518)	$993	*	*
*Not meaningful
Benefit from income taxes increased $10.6 million in 2018 compared to 2017 primarily due to the recognition of a net income tax benefit of $13.8 million in 2018 related to the issuance of our convertible senior notes.

The effective tax rate for each period differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for U.S. losses due to having a full valuation allowance against U.S. deferred tax assets.
Quarterly Results of Operations
The following unaudited quarterly results of operations data for each of the eight quarters in the two-year period ended December 31, 2018 have been prepared on a basis consistent with our audited consolidated annual financial statements and include, in management’s opinion, all normal recurring adjustments necessary for the fair presentation of the results of operations data for these periods, in accordance with GAAP. The following quarterly financial data should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Three Months Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2018	2018	2018	2018	2017	2017	2017	2017
					*As adjusted
Consolidated Statement of Operations Data:
Revenue	$172,245	$154,828	$141,882	$129,791	$121,916	$112,265	$102,096	$93,888
Cost of revenue (1)	51,048	46,992	44,160	39,056	34,958	33,693	30,663	28,107
Gross profit	121,197	107,836	97,722	90,735	86,958	78,572	71,433	65,781
Operating expenses (1):
Research and development	45,142	40,410	37,624	37,085	30,779	29,358	28,698	26,456
Sales and marketing	82,890	74,270	69,450	65,058	60,854	54,383	50,412	46,269
General and administrative	29,682	27,357	24,245	22,207	22,177	21,398	19,788	18,317
Total operating expenses	157,714	142,037	131,319	124,350	113,810	105,139	98,898	91,042
Operating loss	(36,517)	(34,201)	(33,597)	(33,615)	(26,852)	(26,567)	(27,465)	(25,261)
Other income (expense), net
Interest income	5,181	4,561	3,826	1,519	1,079	923	827	713
Interest expense	(6,455)	(6,375)	(6,289)	(44)	—	—	—	—
Other income (expense), net	(275)	(463)	27	(475)	63	(304)	(319)	(495)
Total other income (expense), net	(1,549)	(2,277)	(2,436)	1,000	1,142	619	508	218
Loss before provision for (benefit from) income taxes	(38,066)	(36,478)	(36,033)	(32,615)	(25,710)	(25,948)	(26,957)	(25,043)
Provision for (benefit from) income taxes	(4,816)	(2,334)	(1,667)	(3,290)	(732)	(133)	(690)	38
Net loss	$(33,250)	$(34,144)	$(34,366)	$(29,325)	$(24,978)	$(25,815)	$(26,267)	$(25,081)
Net loss per share, basic and diluted	$(0.31)	$(0.32)	$(0.33)	$(0.28)	$(0.24)	$(0.26)	$(0.26)	$(0.26)

(1)	Share-based compensation expense was allocated as follows:

	Three Months Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2018	2018	2018	2018	2017	2017	2017	2017
					*As adjusted
Cost of revenue	$4,335	$3,929	$3,474	$3,098	$2,372	$2,408	$2,156	$2,104
Research and development	10,929	10,677	9,529	10,231	7,697	7,776	7,584	6,914
Sales and marketing	10,436	10,261	9,178	8,007	6,298	6,573	5,884	5,524
General and administrative	7,203	6,579	5,967	5,652	5,761	5,619	5,321	4,562

	Three Months Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2018	2018	2018	2018	2017	2017	2017	2017
					*As adjusted
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue (1)	29.6	30.4	31.1	30.1	28.7	30.0	30.0	29.9
Gross profit	70.4	69.6	68.9	69.9	71.3	70.0	70.0	70.1
Operating expenses (1):
Research and development	26.2	26.1	26.5	28.6	25.2	26.2	28.1	28.2
Sales and marketing	48.1	48.0	48.9	50.1	49.9	48.4	49.4	49.3
General and administrative	17.2	17.7	17.1	17.1	18.2	19.1	19.4	19.5
Total operating expenses	91.5	91.8	92.5	95.8	93.3	93.7	96.9	97.1
Operating loss	(21.1)	(22.2)	(23.6)	(25.9)	(22.0)	(23.7)	(26.9)	(27.0)
Other income (expense), net
Interest income	3.0	2.9	2.7	1.2	0.9	0.8	0.8	0.8
Interest expense	(3.7)	(4.1)	(4.4)	—	—	—	—	—
Other income (expense), net	(0.2)	(0.3)	—	(0.4)	0.1	(0.3)	(0.3)	(0.5)
Total other income (expense), net	(0.9)	(1.5)	(1.7)	0.8	1.0	0.5	0.5	0.3
Loss before provision for (benefit from) income taxes	(22.0)	(23.7)	(25.3)	(25.1)	(21.0)	(23.2)	(26.4)	(26.7)
Provision for (benefit from) income taxes	(2.8)	(1.5)	(1.2)	(2.5)	(0.6)	(0.1)	(0.7)	—
Net loss	(19.2)%	(22.2)%	(24.1)%	(22.6)%	(20.4)%	(23.1)%	(25.7)%	(26.7)%

(1)	Includes share-based compensation expense as follows:

	Three Months Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2018	2018	2018	2018	2017	2017	2017	2017
					*As adjusted
Cost of revenue	2.5%	2.5%	2.4%	2.4%	1.9%	2.1%	2.1%	2.2%
Research and development	6.3	6.9	6.7	7.9	6.3	6.9	7.4	7.4
Sales and marketing	6.1	6.6	6.5	6.2	5.2	5.9	5.8	5.9
General and administrative	4.2	4.2	4.2	4.4	4.7	5.0	5.2	4.9
*Adjusted to reflect the adoption of ASC 606. See Note 2 of the notes to our consolidated financial statements.

Quarterly Trends in Revenue
Our quarterly revenue increased sequentially for each period presented, primarily due to the addition of new customer accounts and the continued expansion of existing customer accounts. We cannot assure you that this pattern of sequential growth in revenue will continue.
Our revenue in the first quarter of any fiscal year is negatively impacted relative to the preceding fourth quarter due to the fewer number of days in the first quarter over which we record subscription revenue as compared to the preceding fourth quarter.
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
Liquidity and Capital Resources
As of December 31, 2018, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $820.4 million, which were held for working capital and general corporate purposes. Our cash equivalents and marketable securities are comprised of corporate bonds, asset-backed securities, U.S. Treasury securities, money market funds, commercial paper, agency securities, certificates of deposit, and time deposits.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
		*As adjusted	*As adjusted
Net cash provided by operating activities	$78,620	$42,228	$24,560
Net cash used in investing activities	(589,676)	(69,871)	(182,364)
Net cash provided by financing activities	529,063	43,141	35,627
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
Net cash provided by operating activities in 2018 was $78.6 million, reflecting our net loss of $131.1 million, adjusted by non-cash charges including share-based compensation expense of $119.5 million, depreciation and amortization expense of $36.5 million, amortization of deferred costs of $21.3 million, amortization of debt discount and issuance costs of $18.8 million, partially offset by income tax benefit related to convertible senior notes of $13.8 million, and net changes in operating assets and liabilities of $24.6 million. The net changes in operating assets and liabilities were primarily attributable to an increase in deferred revenue of $73.1 million due to sales growth and the timing of customer billings, and an increase in accrued compensation of $15.0 million due to overall growth in our business and timing of payments. These sources of cash were offset by an increase in deferred costs of $40.9 million, primarily related to sales commissions, an increase in accounts receivable of $30.0 million due to the timing of customer billings and collections, and an increase in prepaid expenses and other current assets of $10.6 million.

Net cash provided by operating activities in 2017 was $42.2 million, reflecting our net loss of $102.1 million, adjusted by non-cash charges including share-based compensation expense of $84.6 million, depreciation and amortization expense of $31.9 million, amortization of deferred costs of $14.4 million, and net changes in operating assets and liabilities of $12.8 million. The net changes in operating assets and liabilities were primarily attributable to an increase in deferred revenue of $51.5 million due to sales growth and the timing of customer billings, and an increase in accrued liabilities, including accrued compensation, of $14.3 million due to overall growth in our business and timing of payments. These sources of cash were offset by an increase in deferred costs of $22.8 million, primarily related to sales commissions, and an increase accounts receivable of $21.2 million due to the timing of customer billings and collections.
Net cash provided by operating activities in 2016 was $24.6 million, reflecting our net loss of $97.6 million, adjusted by non-cash charges including share-based compensation expense of $73.4 million, depreciation and amortization expense of $27.5 million, amortization of deferred costs of $10.3 million, and net changes in operating assets and liabilities of $8.2 million. The changes in operating assets and liabilities were primarily attributable to an increase in deferred revenue of $37.6 million due to sales growth and the timing of customer billings, and an increase in accrued liabilities, including accrued compensation, of $11.3 million due to overall growth in our business and timing of payments. These sources of cash were offset by an increase in deferred costs of $15.3 million, primarily related to sales commissions, and an increase in accounts receivable of $11.8 million due to the timing of customer billings and collections.
Investing Activities
Net cash used in investing activities in 2018 of $589.7 million was primarily attributable to purchases of marketable securities of $458.0 million, net of sales and maturities, cash paid for the acquisition of FutureSimple Inc., net of cash acquired, of $79.4 million, purchases of property and equipment of $35.3 million primarily associated with leasehold improvements for newly leased office facilities, and capitalized internal-use software costs of $7.0 million related to the development of additional features and functionality for our platform.

Net cash used in investing activities in 2017 of $69.9 million was primarily attributable to purchases of marketable securities of $29.5 million, net of sales and maturities, cash paid for the acquisition of Outbound Solutions, Inc., net of cash acquired, of $16.5 million, purchases of property and equipment of $16.4 million primarily associated with leasehold improvements for newly leased office facilities and hosting equipment to maintain our self-managed colocation data centers, and capitalized internal-use software costs of $7.5 million related to the development of additional features and functionality for our platform.
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
Financing Activities
Net cash provided by financing activities in 2018 of $529.1 million was primarily attributable to net proceeds from the issuance of our convertible senior notes of $561.4 million, proceeds from our employee stock purchase plan of $21.4 million, and proceeds from exercises of employee stock options of $16.2 million, partially offset by the purchase of the capped call in connection with the issuance of our convertible senior notes of $63.9 million.

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

Contractual Obligations and Other Commitments
Our principal commitments consist of our convertible senior notes, obligations under our operating leases for office space, and contractual commitments for third-party managed hosting and other support services. The following table summarizes our contractual obligations as of December 31, 2018 (in thousands):

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Contractual obligations:
Convertible senior notes(1)	$581,051	$1,438	$2,876	$576,737	$—
Purchase obligations(2)	286,577	63,200	113,375	110,002	—
Operating lease obligations(3)	138,300	24,848	46,408	36,258	30,786
Total contractual obligations	$1,005,928	$89,486	$162,659	$722,997	$30,786
(1) Consists of principal and interest payments. The $575.0 million in principal is due March 2023.
(2) Primarily relates to third-party managed hosting services.
(3) Represents obligations to make payments under non-cancellable lease agreements for our corporate headquarters and worldwide offices.

Off-Balance Sheet Arrangements
Through December 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Revenue Recognition
We generate substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on Zendesk Support and, to a lesser extent, Chat, Talk, Guide, Explore, Sell, and Connect. In addition, we generate revenue by providing additional features to certain of our subscription plans for a fee that is incremental to the base subscription rate for such plans. Subscription service arrangements are generally non-cancelable and do not provide for refunds to customers in the event of cancellations or any other right of return. We record revenue net of sales or excise taxes.
We also derive revenue from implementation and training services, for which we recognize revenue based on proportional performance, and Talk usage, for which we recognize revenue based on usage.

Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

We determine revenue recognition through the following steps:

•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, the performance obligations are satisfied.

Subscription revenue is recognized on a ratable basis over the contractual subscription term of the arrangement beginning on the date that our service is made available to the customer. Payments received in advance of services being rendered are recorded as deferred revenue.

In limited circumstances, certain customers have arrangements that provide for a maximum number of users over the subscription term, with usage measured monthly. Incremental fees are incurred when the maximum number of users is exceeded. In determining the transaction price for these arrangements, we evaluate the expected usage and estimate any incremental fees that we are entitled to throughout the subscription term and recognize revenue ratably over the subscription term. In making these assessments, we constrain our estimates based on factors that could lead to a probable significant reversal of cumulative revenue recognized.

Certain of our product offerings include service-level agreements warranting defined levels of uptime reliability and performance and permitting those customers to receive credits for future services in the event that we fail to meet those levels. To date, we have not accrued for any material liabilities in our consolidated financial statements as a result of these service-level agreements.
Costs to Obtain Customer Contracts
Sales commissions are paid for initial contracts and expansions of existing customer contracts. Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized and amortized on a straight-line basis over the anticipated period of benefit, which we have estimated to be three years. We determined the period of benefit by taking into consideration the length of our customer contracts, our technology lifecycle, and other factors. Amortization expense is recorded in sales and marketing expense within our consolidated statement of operations. Sales commissions paid for contract renewals are not material.
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
Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life and recorded in cost of revenue within the accompanying consolidated statements of operations. The weighted-average remaining useful life of our capitalized internal-use software was 3.7 years as of December 31, 2018. We evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no material impairments to internal-use software during the years ended December 31, 2018, 2017, or 2016.
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
Share-Based Compensation
Share-based compensation expense to employees is measured based on the fair value of the awards on the grant date and recognized in our consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award, which is typically four years). The contractual term of our stock options is typically ten years. We estimate the fair value of stock options granted using the Black-Scholes option valuation model. We measure the fair value of Restricted Stock Units, or RSUs, based on the fair value of the underlying shares on the date of grant. Compensation expense for awards with only service conditions is recognized over the vesting period of the applicable award using the straight-line method. We record share-based compensation expense for performance-based equity awards using the accelerated attribution method.
We estimate the fair value of stock options granted using the Black-Scholes option valuation model, which requires inputs, including the fair value of our underlying common stock, expected term, expected volatility, risk-free interest rate, and dividend yield of our common stock. These inputs involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our share-based compensation expense could be materially different in the future. Refer to Note 10 of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a summary of the assumptions and judgments used to estimate the fair value of stock options.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Foreign Currency Exchange Rate Risk
While we primarily transact with customers in the U.S. dollar, we also transact in foreign currencies, including the Euro, British Pound Sterling, Australian Dollar, Singapore Dollar, Danish Krone, Brazilian Real, Philippine Peso, Japanese Yen, Indian Rupee, Polish Zloty, and Mexican Peso, due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. dollar for all international subsidiaries. Changes in the value of foreign currencies relative to the U.S. dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. The effect of a hypothetical 5% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and marketable securities for the year ended December 31, 2018.

We operate a hedging program to mitigate the impact of foreign currency fluctuations on our cash flows and earnings. For additional information, see Note 4 of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $820.4 million at December 31, 2018, of which $756.4 million was invested in corporate bonds, asset-backed securities, U.S. Treasury securities, money market funds, commercial paper, agency securities, certificates of deposit, and time deposits. The cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of December 31, 2018, an immediate increase of 100-basis points in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $6.4 million. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity or declines in fair value are determined to be other than temporary.
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

Item 8. Financial Statements and Supplementary Data.
ZENDESK, INC.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zendesk, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zendesk, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue from contracts with customers, and incremental costs to acquire contracts with customers in each period presented, due to the Company’s adoption of ASU No. 2014-09, Revenue from contracts with customers.

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
February 14, 2019

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zendesk, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Zendesk, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Zendesk, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of FutureSimple Inc., which is included in the 2018 consolidated financial statements of the Company and constituted less than 1% of total assets as of December 31, 2018 and immaterial revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of FutureSimple Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Zendesk, Inc. as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and our report dated February 14, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Francisco, CA
February 14, 2019

ZENDESK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and shares)

	December 31, 2018	December 31, 2017
		*As adjusted
Assets
Current assets:
Cash and cash equivalents	$126,518	$109,370
Marketable securities	300,213	137,576
Accounts receivable, net of allowance for doubtful accounts of $2,571 and $1,252 as of December 31, 2018 and 2017, respectively	85,280	57,096
Deferred costs	24,712	15,771
Prepaid expenses and other current assets	35,873	24,165
Total current assets	572,596	343,978
Marketable securities, noncurrent	393,671	97,447
Property and equipment, net	75,654	59,157
Deferred costs, noncurrent	26,914	15,395
Goodwill and intangible assets, net	146,327	67,034
Other assets	22,717	8,359
Total assets	$1,237,879	$591,370
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,820	$5,307
Accrued liabilities	34,097	21,876
Accrued compensation and related benefits	46,603	29,017
Deferred revenue	245,243	173,147
Total current liabilities	342,763	229,347
Convertible senior notes, net	458,176	—
Deferred revenue, noncurrent	2,719	1,213
Other liabilities	17,300	6,626
Total liabilities	820,958	237,186
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $0.01 per share: no shares issued or outstanding; 10.0 million shares authorized as of December 31, 2018 and 2017	—	—
Common stock, par value $0.01 per share: 400.0 million shares authorized; 108.0 million and 103.1 million shares issued and outstanding as of December 31, 2018 and 2017, respectively	1,080	1,031
Additional paid-in capital	950,693	753,568
Accumulated other comprehensive loss	(5,724)	(2,372)
Accumulated deficit	(529,128)	(398,043)
Total stockholders’ equity	416,921	354,184
Total liabilities and stockholders’ equity	$1,237,879	$591,370
*See Note 2 for a summary of adjustments
See Notes to Consolidated Financial Statements.

ZENDESK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
		*As adjusted	*As adjusted
Revenue	$598,746	$430,165	$312,844
Cost of revenue (1)	181,255	127,422	93,900
Gross profit	417,491	302,743	218,944
Operating expenses (1):
Research and development	160,260	115,291	91,067
Sales and marketing	291,668	211,918	161,653
General and administrative	103,491	81,680	64,371
Total operating expenses	555,419	408,889	317,091
Operating loss	(137,928)	(106,146)	(98,147)
Other income (expense), net
Interest income	15,086	3,542	1,821
Interest expense	(19,882)	—	(148)
Other expense, net	(467)	(1,055)	(153)
Total other income (expense), net	(5,263)	2,487	1,520
Loss before provision for (benefit from) income taxes	(143,191)	(103,659)	(96,627)
Provision for (benefit from) income taxes	(12,107)	(1,518)	993
Net loss	$(131,084)	$(102,141)	$(97,620)
Net loss per share, basic and diluted	$(1.24)	$(1.02)	$(1.05)
Weighted-average shares used to compute net loss per share, basic and diluted	105,567	99,918	93,161

(1) Includes share-based compensation expense as follows:
	Year Ended December 31,
	2018	2017	2016
		*As adjusted	*As adjusted
Cost of revenue	$14,835	$9,040	$7,045
Research and development	41,365	29,970	27,083
Sales and marketing	37,882	24,279	22,693
General and administrative	25,401	21,263	16,608
*See Note 2 for a summary of adjustments
See Notes to Consolidated Financial Statements.

ZENDESK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
		*As adjusted	*As adjusted
Net loss	$(131,084)	$(102,141)	$(97,620)
Other comprehensive gain (loss), before tax:
Net unrealized loss on available-for-sale investments	(620)	(247)	(213)
Foreign currency translation gain (loss)	—	824	(488)
Net unrealized gain (loss) on derivative instruments	(2,732)	3,888	(2,271)
Other comprehensive gain (loss), before tax	(3,352)	4,465	(2,972)
Tax effect	—	(1,640)	—
Other comprehensive gain (loss), net of tax	(3,352)	2,825	(2,972)
Comprehensive loss	$(134,436)	$(99,316)	$(100,592)
 *See Note 2 for a summary of adjustments

See Notes to Consolidated Financial Statements.

ZENDESK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Stockholders’ Equity
			Additional Paid-In Capital			Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Common Stock			Treasury Stock			Accumulated Deficit
	Shares	Amount		Shares	Amount
							* As adjusted	*As adjusted
Balances as of December 31, 2015	90,861	$905	$511,183	(535)	$(652)	$(2,225)	$(198,055)	$311,157
Issuance of common stock upon exercise of stock options	2,924	29	25,406	—	—	—	—	25,435
Issuance of common stock for settlement of RSUs	2,894	29	(832)	—	—	—	—	(803)
Vesting of early exercised stock options	—	1	628	—	—	—	—	629
Issuance of common stock in connection with employee stock purchase plan	554	7	10,885	—	—	—	—	10,892
Repurchase of common stock	(38)	—	—	—	—	—	—	—
Share-based compensation	—	—	76,419	—	—	—	—	76,419
Tax benefit from share-based award activity	—	—	337	—	—	—	—	337
Other comprehensive loss, net of income taxes	—	—	—	—	—	(2,972)	—	(2,972)
Net loss	—	—	—	—	—	—	(97,620)	(97,620)
Balances as of December 31, 2016	97,195	$971	$624,026	(535)	$(652)	$(5,197)	$(295,675)	$323,474
Issuance of common stock upon exercise of stock options	2,664	27	31,855	—	—	—	—	31,882
Issuance of common stock for settlement of RSUs	3,145	31	(3,020)	—	—	—	—	(2,989)
Vesting of early exercised stock options	—	1	411	—	—	—	—	412
Issuance of common stock in connection with employee stock purchase plan	652	6	12,904	—	—	—	—	12,910
Share-based compensation	—	—	87,546	—	—	—	—	87,546
Other comprehensive gain, net of income taxes	—	—	—	—	—	2,825	—	2,825
Retirement of treasury stock	(535)	(5)	(647)	535	652	—	—	—
Cumulative-effect adjustment resulting from the adoption of ASU 2016-09 (Note 2)	—	—	493	—	—	—	(493)	—
Cumulative-effect adjustment resulting from the adoption of ASU 2016-16 (Note 2)	—	—	—	—	—	—	265	265
Net loss	—	—	—	—	—	—	(102,141)	(102,141)
Balances as of December 31, 2017	103,121	$1,031	$753,568	—	$—	$(2,372)	$(398,044)	$354,184
Issuance of common stock upon exercise of stock options	1,024	10	16,140	—	—	—	—	16,150
Issuance of common stock for settlement of RSUs	3,165	32	(5,245)	—	—	—	—	(5,213)
Issuance of common stock in connection with employee stock purchase plan	728	7	19,766	—	—	—	—	19,773
Share-based compensation	—	—	122,160	—	—	—	—	122,160
Equity component of convertible senior notes	—	—	44,304	—	—	—	—	44,304
Other comprehensive loss, net of income taxes	—	—	—	—	—	(3,352)	—	(3,352)
Net loss	—	—	—	—	—	—	(131,084)	(131,084)
Balances as of December 31, 2018	108,038	$1,080	$950,693	$—	$—	$(5,724)	$(529,128)	$416,921
 *See Note 2 for a summary of adjustments. The cumulative-effect reduction to accumulated deficit related to the adoption of ASU 2014-09 as of December 31, 2015 was $17.9 million.

See Notes to Consolidated Financial Statements.

ZENDESK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
		*As adjusted	*As adjusted
Cash flows from operating activities
Net loss	$(131,084)	$(102,141)	$(97,620)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	36,520	31,931	27,506
Share-based compensation	119,483	84,553	73,429
Amortization of deferred costs	21,304	14,434	10,293
Amortization of debt discount and issuance costs	18,766	—	—
Income tax benefit related to convertible senior notes	(13,784)	—	—
Excess tax benefit from share-based award activity	—	—	(337)
Other	2,848	603	3,106
Changes in operating assets and liabilities:
Accounts receivable	(30,007)	(21,201)	(11,808)
Prepaid expenses and other current assets	(10,620)	(5,112)	(6,248)
Deferred costs	(40,898)	(22,762)	(15,277)
Other assets and liabilities	6,635	(5,765)	(3,887)
Accounts payable	7,534	1,839	(3,486)
Accrued liabilities	3,844	6,919	5,261
Accrued compensation and related benefits	15,026	7,399	6,055
Deferred revenue	73,053	51,531	37,573
Net cash provided by operating activities	78,620	42,228	24,560
Cash flows from investing activities
Purchases of property and equipment	(35,323)	(16,396)	(20,647)
Internal-use software development costs	(7,005)	(7,521)	(6,310)
Purchases of marketable securities	(700,226)	(177,309)	(249,048)
Proceeds from maturities of marketable securities	170,882	116,735	39,690
Proceeds from sales of marketable securities	71,359	31,090	53,951
Cash paid for acquisitions, net of cash acquired	(79,363)	(16,470)	—
Purchase of strategic investment	(10,000)	—	—
Net cash used in investing activities	(589,676)	(69,871)	(182,364)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $13,561	561,439	—	—
Purchase of capped call related to convertible senior notes	(63,940)	—	—
Proceeds from exercises of employee stock options	16,150	31,882	25,412
Proceeds from employee stock purchase plan	21,440	14,248	11,004
Taxes paid related to net share settlement of share-based awards	(5,213)	(2,989)	(803)
Excess tax benefit from share-based award activity	—	—	337
Other	(813)	—	(323)
Net cash provided by financing activities	529,063	43,141	35,627
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(19)	328	(334)
Net increase (decrease) in cash, cash equivalents and restricted cash	17,988	15,826	(122,511)
Cash, cash equivalents and restricted cash at beginning of period	110,888	95,062	217,573
Cash, cash equivalents and restricted cash at end of period	$128,876	$110,888	$95,062

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$126,518	$109,370	$93,677
Restricted cash included in prepaid expenses and other current assets	1,643	872	967
Restricted cash included in other assets	715	646	418
Total cash, cash equivalents and restricted cash	$128,876	$110,888	$95,062

Supplemental cash flow data
Cash paid for interest	$699	$—	$148
Cash paid for taxes	$2,524	$1,766	$1,530
Non-cash investing and financing activities
Share-based compensation capitalized in internal-use software development costs	$2,414	$2,704	$2,365
Balance of property and equipment in accounts payable and accrued expenses	$5,582	$1,837	$3,610
Property and equipment acquired through tenant improvement allowances	$5,640	$647	$237
Share-based compensation capitalized in deferred costs	$866	$497	$350
Vesting of early exercised stock options	$—	$411	$628
*See Note 2 for a summary of adjustments.
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization
Zendesk was founded in Denmark in 2007 and reincorporated in Delaware in April 2009.
We are a software development company that provides software as a service, or SaaS, products that are intended to help organizations and their customers build better experiences. Our product family is built upon a modern architecture that enables us and our customers to rapidly innovate, adapt our technology in novel ways, and easily integrate with other products and applications. With our origins in customer service, we have evolved our offerings over time to a family of products and platform that work together to help organizations understand the broader customer journey, improve communications across all channels, and engage where and when it’s needed most.
References to Zendesk, the “Company,” “our,” or “we” in these notes refer to Zendesk, Inc. and its subsidiaries on a consolidated basis.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles, or GAAP. The consolidated financial statements include the accounts of Zendesk, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassification
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had an immaterial effect on our reported results of operations.
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
Significant items subject to such estimates and assumptions include the fair value of share-based awards, acquired intangible assets, goodwill, and our convertible senior notes, as well as unrecognized tax benefits, the useful lives of acquired intangible assets and property and equipment, the capitalization and estimated useful life of costs to obtain customer contracts and internal-use software, variable consideration related to revenue recognition, financial forecasts used in currency hedging, and impairment of strategic investments.
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
Revenue Recognition
We generate substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on Zendesk Support and, to a lesser extent, Chat, Talk, Guide, Explore, Sell, and Connect. In addition, we generate revenue by providing additional features to certain of our subscription plans for a fee that is incremental to the base subscription rate for such plans. Subscription service arrangements are generally non-cancelable and do not provide for refunds to customers in the event of cancellations or any other right of return. We record revenue net of sales or excise taxes.
We also derive revenue from implementation and training services, for which we recognize revenue based on proportional performance, and Talk usage, for which we recognize revenue based on usage.

Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

We determine revenue recognition through the following steps:

•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, the performance obligations are satisfied.

Subscription revenue is recognized on a ratable basis over the contractual subscription term of the arrangement beginning on the date that our service is made available to the customer. Payments received in advance of services being rendered are recorded as deferred revenue.

In limited circumstances, certain customers have arrangements that provide for a maximum number of users over the subscription term, with usage measured monthly. Incremental fees are incurred when the maximum number of users is exceeded. In determining the transaction price for these arrangements, we evaluate the expected usage and estimate any incremental fees that we are entitled to throughout the subscription term and recognize revenue ratably over the subscription term. In making these assessments, we constrain our estimates based on factors that could lead to a probable significant reversal of cumulative revenue recognized.

Certain of our product offerings include service-level agreements warranting defined levels of uptime reliability and performance and permitting those customers to receive credits for future services in the event that we fail to meet those levels. To date, we have not accrued for any material liabilities in our consolidated financial statements as a result of these service-level agreements.
Deferred Revenue
We invoice customers for subscriptions to our products in monthly, quarterly, or annual installments. Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized, and includes an immaterial amount of billings for subscriptions with customer cancellation rights. The term between invoicing and when payment is due is not significant and we do not provide financing arrangements to customers. Deferred revenue associated with performance obligations that are anticipated to be satisfied, and thus revenue recognized, during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent deferred revenue. Deferred revenue associated with implementation, Talk usage, and training services was immaterial as of December 31, 2018 and 2017.

We invoice customers based on billing schedules established in our contracts. Accounts receivable are recorded when the right to consideration becomes unconditional.
Cost of Revenue
Cost of revenue consists primarily of personnel costs (including salaries, share-based compensation, and benefits) for employees associated with our infrastructure, product support, and professional service organizations, and expenses for hosting capabilities, primarily for third-party managed hosting services and costs associated with our self-managed colocation data centers. Cost of revenue also includes third-party license fees, payment processing fees, amortization expense associated with capitalized internal-use software, amortization expense associated with acquired intangible assets, and allocated shared costs, primarily including facilities, information technology, and security costs.
Cash, Cash Equivalents, and Restricted Cash
We consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at fair value and consist primarily of bank deposits and money market funds.

As of December 31, 2018, our restricted cash balance was $2.4 million, consisting of $1.6 million pledged for charitable donation and $0.7 million related to deposits for leased office spaces. As of December 31, 2017, our restricted cash balance was $1.5 million, consisting of $0.9 million pledged for charitable donation and $0.6 million related to a deposit for leased office space. Restricted cash is included within prepaid expenses and other current assets and other assets on our consolidated balance sheets.
Marketable Securities
Marketable securities consist of corporate bonds, asset-backed securities, U.S. Treasury securities, money market funds, commercial paper, agency securities, certificates of deposit, and time deposits. We classify marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair values. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive gain (loss). We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations.
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
Our allowance for doubtful accounts consists of the following activity (in thousands):

	Year Ended December 31,
	2018	2017
Allowance for doubtful accounts, beginning balance	$1,252	$1,269
Additions	2,667	3,400
Write-offs	(1,348)	(3,417)
Allowance for doubtful accounts, ending balance	$2,571	$1,252
Costs to Obtain Customer Contracts
Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized and amortized on a straight-line basis over the anticipated period of benefit, which we have estimated to be three years. We determined the period of benefit by taking into consideration the length of our customer contracts, our technology lifecycle, and other factors. Amortization expense is recorded in sales and marketing expense within our consolidated statement of operations. Sales commissions paid for contract renewals are not material.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Maintenance and repair costs are charged to expense as incurred. The estimated useful lives of our property and equipment are as follows:

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

We recognize all forward contracts on our balance sheet at fair value as either assets or liabilities. The effective portion of the gain or loss on each forward contract is reported as a component of accumulated other comprehensive loss and reclassified into earnings, into revenue, cost of revenue or operating expense in the same period, or periods, during which the hedged transaction affects earnings. The ineffective portion of the gains or losses, if any, is recorded immediately in other income (expense), net. The change in time value related to our cash flow hedges is excluded from the assessment of hedge effectiveness and is recorded immediately in other income (expense), net. We evaluate the effectiveness of our cash flow hedges on a quarterly basis.

We have a master netting agreement with each of our counterparties, which permits net settlement of multiple, separate derivative contracts with a single payment. We may also be required to exchange cash collateral with certain of our counterparties on a regular basis. As of December 31, 2018, we have no restricted cash associated with cash collateral exchanged. GAAP permits companies to present the fair value of derivative instruments on a net basis according to master netting arrangements. We have elected to present our derivative instruments on a gross basis in our consolidated financial statements. We do not enter into any derivative contracts for trading or speculative purposes.
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
Our marketable securities are classified within either Level 1 or Level 2, and our foreign currency forward contracts and convertible senior notes are classified within Level 2. We have no financial assets or liabilities measured using Level 3 inputs. The fair value of our Level 1 marketable securities is based on quoted market prices of identical underlying securities. The fair value of our Level 2 marketable securities is based on indirect or directly observable market data, including readily available pricing sources for identical underlying securities that may not be actively traded. The fair value of our foreign currency forward contracts is based on quoted prices and market observable data of similar instruments in active markets, such as currency spot rates, forward rates, and LIBOR. The fair value of our convertible senior notes is determined based on the quoted price of the convertible senior notes in an inactive market.
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
Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life and recorded in cost of revenue within the accompanying consolidated statements of operations. The weighted-average remaining useful life of our capitalized internal-use software was 3.7 years as of December 31, 2018.

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
Goodwill, Acquired Intangible Assets, and Impairment Assessment of Long-Lived Assets
Goodwill. Goodwill represents the excess purchase consideration of an acquired business over the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment annually in the third quarter, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. No impairment charges were recorded during the years ended December 31, 2018, 2017, or 2016.
Acquired Intangible Assets. Acquired intangible assets consist of identifiable intangible assets, primarily developed technology and customer relationships, resulting from our acquisitions. Intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives.
Impairment of Long-Lived Assets. The carrying amounts of our long-lived assets, including property and equipment, capitalized internal-use software, costs to obtain customer contracts, and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful lives are shorter than originally estimated. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future undiscounted net cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. There were no material impairments for the years ended December 31, 2018, 2017, and 2016, other than those disclosed in Note 6.
Strategic Investments
Strategic investments consist of non-controlling equity investments in privately-held companies. We have elected to apply the measurement alternative for these investments as they do not have readily determinable fair values, measuring them at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. An impairment loss is recorded when events or circumstances indicate a decline in value has occurred. We include strategic investments in other assets in our consolidated balance sheets.
Share-Based Compensation
Share-based compensation expense to employees is measured based on the fair value of the awards on the grant date and recognized in our consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award, which is typically four years). The contractual term of our stock options is typically ten years. We estimate the fair value of stock options granted using the Black-Scholes option valuation model. We measure the fair value of Restricted Stock Units, or RSUs, based on the fair value of the underlying shares on the date of grant. Compensation expense for awards with only service conditions is recognized over the vesting period of the applicable award using the straight-line method. We record share-based compensation expense for performance-based equity awards using the accelerated attribution method.
As of December 31, 2018, we had a total of $265.4 million in future period share-based compensation expense related to all equity awards to be recognized over a weighted average period of 2.7 years.
Advertising Expense
Advertising is expensed as incurred. For the years ended December 31, 2018, 2017, and 2016, advertising expense was $48.2 million, $36.8 million, and $23.9 million, respectively.

Government Grants
We have obtained government grants in certain jurisdictions where we operate. We receive the grant funds as we meet certain commitments, including targeted levels of employment and/or spending within the local jurisdictions. If we fail to maintain these commitments, we may be required to repay grant funds received or be ineligible to receive future funding. We recognize grant proceeds to offset costs to which the grants relate on a straight-line basis when it is reasonably assured that the applicable commitments have been met. For each of the years ended December 31, 2018 and 2017, we recognized grant proceeds of $2.0 million and in 2016 we recognized grant proceeds of $1.2 million in our consolidated statements of operations.

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
We recognize tax benefits from uncertain tax positions if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Although we believe that we have adequately reserved for our uncertain tax positions, we can provide no assurance that the final tax outcome of these matters will not be materially different. We make adjustments to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and results of operations.
We have elected to record interest accrued and penalties related to unrecognized tax benefits in our consolidated financial statements as a component of provision for income taxes.
Foreign Currency
The functional currency of our foreign subsidiaries is the U.S. dollar. Accordingly, monetary balance sheet accounts are remeasured using exchange rates in effect at the balance sheet dates and non-monetary items are remeasured at historical exchange rates. Expenses are generally remeasured at the average exchange rates for the period. Foreign currency remeasurement and transaction gains and losses are included in other income (expense), net and were not material for the years ended December 31, 2018, 2017, and 2016, respectively.
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
At December 31, 2018 and 2017, there were no customers that represented 10% or greater of our accounts receivable balance. There were no customers that individually exceeded 10% of our revenue in any of the periods presented.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-02, regarding ASC Topic 842 “Leases,” including subsequent amendments. This new guidance requires lessees to recognize most leases on their balance sheets as right-of-use assets with corresponding lease liabilities and eliminates certain real estate-specific provisions. The new guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. We have completed our process to identify our population of lease arrangements and completed our evaluation of each arrangement under the guidance, including application of elected practical expedients. We are also finalizing the incremental borrowing rate for each arrangement. We plan to adopt utilizing the modified retrospective method of transition. While the adoption remains in progress, we expect that adoption will result in the recognition of right-of-use assets and lease liabilities that were not previously recognized, which will increase total assets and liabilities on our consolidated balance sheet.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments,” which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. The standard is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the effect of this standard on our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15, regarding ASC Topic 350-40 “Intangibles - Internal-Use Software,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. We plan to early adopt this standard in the first quarter of 2019 on a prospective basis. We do not expect adoption to have a material effect on our consolidated financial statements.
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
We also elected to account for forfeitures as they occur, therefore share-based compensation expense for the years ended December 31, 2018 and 2017 have been calculated based on actual forfeitures in our consolidated statement of operations, rather than our previous approach which was net of estimated forfeitures. The cumulative-effect adjustment of this change on a modified retrospective basis was not material. Share-based compensation expense for the year ended December 31, 2016 was recorded net of estimated forfeitures.
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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows - Restricted Cash,” which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. We adopted this standard in the first quarter of 2018 on a retrospective basis, resulting in an immaterial change to our previously reported statements of cash flows for the years ended December 31, 2017 and 2016, which is summarized in the table below.

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

In March 2018, the FASB issued ASU 2018-05, which amends ASC Topic 740 “Income Taxes” to conform with SEC Staff Accounting Bulletin 118, issued in December 2017. The guidance was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The standard is effective upon issuance. We finalized our assessment of the Tax Act in the fourth quarter of 2018 and determined that changes to our initial assessments of and its effects on our income taxes are not material.

We adjusted our consolidated financial statements from amounts previously reported due to the adoption of ASC 606 and ASU 2016-18. Select consolidated balance sheet line items, which reflect the adoption of ASC 606 are as follows (in thousands):

	December 31, 2017
	As Previously Reported	Adjustments	As Adjusted
Assets
Deferred costs	$—	$15,771	$15,771
Deferred costs, noncurrent	—	15,395	15,395
Liabilities and stockholders’ equity
Deferred revenue	$174,524	$(1,377)	$173,147
Accumulated deficit	$(430,586)	$32,543	$(398,043)

Select audited consolidated statement of operations line items, which reflect the adoption of ASC 606 are as follows (in thousands, except per share data):

	Year Ended December 31, 2017
	As Previously Reported	Adjustments	As Adjusted
Revenue	$430,492	$(327)	$430,165
Operating expenses:
Sales and marketing	220,742	(8,824)	211,918
Operating loss	(114,643)	8,497	(106,146)
Net loss	$(110,638)	$8,497	$(102,141)
Net loss per share, basic and diluted	$(1.11)	$0.09	$(1.02)

	Year Ended December 31, 2016
	As Previously Reported	Adjustments	As Adjusted
Revenue	$311,999	$845	$312,844
Operating expenses:
Sales and marketing	166,987	(5,334)	161,653
Operating loss	(104,326)	6,179	(98,147)
Net loss	$(103,799)	$6,179	$(97,620)
Net loss per share, basic and diluted	$(1.11)	$0.06	$(1.05)

Select audited consolidated statement of cash flows line items, which reflect the adoption of ASC 606 and ASU 2016-18 are as follows (in thousands):

	Year Ended December 31, 2017
	As Previously Reported	Adjustments	As Adjusted
Cash flows from operating activities
Net loss	$(110,638)	$8,497	$(102,141)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	85,049	(496)	84,553
Amortization of deferred costs	—	14,434	14,434
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,055)	(57)	(5,112)
Deferred costs	—	(22,762)	(22,762)
Other assets and liabilities	(5,955)	190	(5,765)
Deferred revenue	51,204	327	51,531
Net cash provided by operating activities	42,095	133	42,228
Net increase in cash, cash equivalents and restricted cash	15,693	133	15,826
Cash, cash equivalents and restricted cash at beginning of period	93,677	1,385	95,062
Cash, cash equivalents and restricted cash at end of period	$109,370	$1,518	$110,888

	Year Ended December 31, 2016
	As Previously Reported	Adjustments	As Adjusted
Cash flows from operating activities
Net loss	$(103,799)	$6,179	$(97,620)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	73,779	(350)	73,429
Amortization of deferred costs	—	10,293	10,293
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,286)	38	(6,248)
Deferred costs	—	(15,277)	(15,277)
Deferred revenue	38,418	(845)	37,573
Net cash provided by operating activities	24,522	38	24,560
Net increase in cash, cash equivalents and restricted cash	(122,549)	38	(122,511)
Cash, cash equivalents and restricted cash at beginning of period	216,226	1,347	217,573
Cash, cash equivalents and restricted cash at end of period	$93,677	$1,385	$95,062

Note 3. Business Combinations
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

The fair value of assets acquired and liabilities assumed was based on a preliminary valuation, and our estimates and assumptions are subject to change within the measurement period. The primary area that remains preliminary relates to the evaluation of certain tax-related items. The total purchase consideration was allocated to the assets acquired and liabilities assumed as set forth below (in thousands). During the three months ended December 31, 2018, we made adjustments to the preliminary purchase price allocation, primarily related to the fair value of the customer relationships and backlog intangible assets, resulting in a decrease to goodwill of $0.6 million. The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill generated from the acquisition is primarily attributable to assembled workforce and expected growth from the expansion of the scope of and market opportunity for our products. Goodwill is not deductible for income tax purposes. Goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present.

Net tangible liabilities acquired	$(3,030)
Identifiable intangible assets:
Developed technology	19,000
Customer relationships	10,400
Backlog	2,200
Goodwill	52,453
Total purchase consideration	$81,023

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
Note 4. Financial Instruments
Investments
The following tables present information about our financial assets measured at fair value on a recurring basis as of December 31, 2018 and 2017 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurement at December 31, 2018
	Level 1	Level 2	Total
Description
Corporate bonds	$—	$460,210	$460,210
Asset-backed securities	—	127,078	127,078
U.S. Treasury securities	—	58,039	58,039
Money market funds	57,758	—	57,758
Commercial paper	—	38,900	38,900
Agency securities	—	11,256	11,256
Certificates of deposit and time deposits	—	3,200	3,200
Total	$57,758	$698,683	$756,441
Included in cash and cash equivalents			$62,557
Included in marketable securities			$693,884

	Fair Value Measurement at December 31, 2017
	Level 1	Level 2	Total
Description
Corporate bonds	$—	$149,069	$149,069
Money market funds	32,832	—	32,832
U.S. Treasury securities	—	28,382	28,382
Asset-backed securities	—	27,738	27,738
Commercial paper	—	19,622	19,622
Agency securities	—	14,911	14,911
Total	$32,832	$239,722	$272,554
Included in cash and cash equivalents			$37,531
Included in marketable securities			$235,023
There were no transfers between fair value measurement levels during the years ended December 31, 2018 or 2017.
Gross unrealized gains and losses for cash equivalents and marketable securities as of December 31, 2018 and 2017 were not material. As of December 31, 2018 and 2017, there were no securities that were in an unrealized loss position for more than twelve months.
The following table classifies our marketable securities by contractual maturity as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Due in one year or less	$300,213	$137,576
Due after one year and within five years	393,671	97,447
Total	$693,884	$235,023

As of December 31, 2018 and 2017, the balance of strategic investments without readily determinable fair values was $10.0 million and none, respectively. There have been no adjustments to the carrying value of strategic investments resulting from impairments or observable price changes.

For our other financial instruments, including accounts receivable, accounts payable, and other current liabilities, the carrying amounts approximate their fair values due to the relatively short maturity of these balances.

Derivative Instruments and Hedging

To mitigate the effect of foreign currency fluctuations on our future cash flows and earnings, we enter into foreign currency forward contracts with certain financial institutions and designate those contracts as cash flow hedges. As of December 31, 2018, the balance of accumulated other comprehensive loss included an unrecognized net loss of $1.8 million related to the effective portion of changes in the fair value of foreign currency forward contracts designated as cash flow hedges. As of December 31, 2018, we have no cash collateral related to our cash flow hedges. We expect to reclassify a net loss of $2.0 million into earnings over the next 12 months associated with our cash flow hedges.

The following tables present information about our derivative instruments on our consolidated balance sheet as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$2,047	Accrued liabilities	$4,862
Total		$2,047		$4,862

	December 31, 2017
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$2,359	Accrued liabilities	$1,220
Total		$2,359		$1,220

Our foreign currency forward contracts had a total notional value of $200.3 million and $139.7 million as of December 31, 2018 and 2017, respectively.

The following table presents information about our derivative instruments on our statements of operations for the years ended December 31, 2018 and 2017 (in thousands):

		Year Ended December 31, 2018		Year Ended December 31, 2017
Derivative Instrument	Location of Loss Reclassified into Earnings	Loss Recognized in AOCI	Loss Reclassified from AOCI into Earnings	Gain Recognized in AOCI	Loss Reclassified from AOCI into Earnings
Foreign currency forward contracts	Revenue, cost of revenue, operating expenses	$(4,050)	$(1,318)	$3,663	$(225)
Total		$(4,050)	$(1,318)	$3,663	$(225)

Amounts recognized in earnings related to excluded time value and hedge ineffectiveness for the years ended December 31, 2018 and 2017 were not material.

Convertible Senior Notes
As of December 31, 2018, the fair value of our convertible senior notes was $645.3 million. The fair value was determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.

Note 5. Costs to Obtain Customer Contracts
The balances of deferred costs to obtain customer contracts were $51.6 million and $31.2 million as of December 31, 2018 and 2017, respectively. Amortization expense for these deferred costs was $21.3 million, $14.4 million, and $10.3 million for years ended December 31, 2018, 2017, and 2016, respectively. There were no impairment losses related to these deferred costs for the periods presented.

Note 6. Property and Equipment
Property and equipment, net consists of the following (in thousands):

	December 31, 2018	December 31, 2017
Leasehold improvements	51,832	28,113
Capitalized internal-use software	36,444	31,593
Hosting equipment	34,105	37,222
Computer equipment and licensed software and patents	21,100	16,316
Furniture and fixtures	11,550	9,581
Construction in progress	10,538	11,220
Total	165,569	134,045
Less accumulated depreciation and amortization	(89,915)	(74,888)
Property and equipment, net	$75,654	$59,157

Depreciation expense was $23.9 million, $20.3 million, and $16.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Amortization expense of capitalized internal-use software was $5.9 million, $7.7 million, and $7.4 million during the years ended December 31, 2018, 2017, and 2016, respectively. We recorded impairment losses of $2.2 million to construction in progress during the year ended December 31, 2018, which were included within research and development expenses on our consolidated statements of operations. The carrying value of capitalized internal-use software at December 31, 2018 and 2017 was $19.2 million and $17.7 million, respectively, including $2.7 million and $8.7 million in construction in progress, respectively.
Note 7. Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill for the two years ended December 31, 2018 are as follows (in thousands):

Balance as of December 31, 2016	$45,347
Goodwill acquired	13,350
Foreign currency translation adjustments	434
Balance as of December 31, 2017	59,131
Goodwill acquired	52,453
Balance as of December 31, 2018	$111,584
The following tables present information about our acquired intangible assets subject to amortization as of December 31, 2018 and 2017 (in thousands):

	As of December 31, 2018
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
				(In years)
Developed technology	$31,000	$(8,151)	$22,849	5.5
Customer relationships	11,310	(1,249)	10,061	4.6
Backlog	2,200	(367)	1,833	1.7
	$44,510	$(9,767)	$34,743

	As of December 31, 2017
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustments	Net	Weighted Average Remaining Useful Life
					(In years)
Developed technology	$17,200	$(9,835)	$(93)	$7,272	3.7
Customer relationships	2,210	(1,549)	(30)	631	2.4
	$19,410	$(11,384)	$(123)	$7,903

During the second quarter of 2018, we removed developed technology and customer relationships intangible assets from our consolidated balance sheet, which had become fully amortized. Amortization expense of acquired intangible assets for the years ended December 31, 2018 and 2017 was $4.8 million and $3.8 million, respectively.
Estimated future amortization expense as of December 31, 2018 is as follows (in thousands):

2019	$8,780
2020	6,839
2021	5,494
2022	5,494
2023	4,722
Thereafter	3,414
$34,743
Note 8. 0.25% Convertible Senior Notes and Capped Call

In March 2018, we issued $575.0 million aggregate principal amount of 0.25% convertible senior notes due March 15, 2023 in a private offering (the “Notes”). The Notes are unsecured obligations and bear interest at a fixed rate of 0.25% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2018. The total net proceeds from the offering, after deducting initial purchase discounts and estimated debt issuance costs, were approximately $561.4 million.

Each $1,000 principal amount of the Notes will initially be convertible into 15.8554 shares of our common stock, the “Conversion Option,” which is equivalent to an initial conversion price of approximately $63.07 per share, subject to adjustment upon the occurrence of specified events. The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 15, 2022, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, the “Measurement Period,” in which the trading price per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events (as set forth in the indenture). On or after December 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. If certain specified fundamental changes occur (as set forth in the indenture governing the Notes) prior to the maturity date, holders of the Notes may require us to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, we will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. It is our current intent and policy to settle conversions through combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of Notes. During the three and twelve months ended December 31, 2018, the conditions allowing holders of the Notes to convert have not been met. The Notes are therefore not convertible during the three and twelve months ended December 31, 2018 and are classified as long-term debt.

In accounting for the transaction, the Notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The carrying amount of the equity component representing the Conversion Option was $125.0 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount, the “Debt Discount,” is amortized to interest expense over the contractual term of the Notes at an effective interest rate of 5.26%.

In accounting for the debt issuance costs of $13.6 million  related to the Notes, we allocated the total amount incurred to the liability and equity components of the Notes based on their relative values. Issuance costs attributable to the liability component were $10.6 million and are amortized to interest expense using the effective interest method over the contractual term of the Notes. Issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital.

The net carrying amount of the liability component of the Notes is as follows (in thousands):

	December 31, 2018	December 31, 2017
Principal	$575,000	$—
Unamortized Debt Discount	(107,494)	—
Unamortized issuance costs	(9,330)	—
Net carrying amount	$458,176	$—

The net carrying amount of the equity component of the Notes is as follows (in thousands):

	December 31, 2018	December 31, 2017
Debt Discount for Conversion Option	$124,976	$—
Issuance costs	(2,948)	—
Net carrying amount	$122,028	$—
Interest expense related to the Notes is as follows (in thousands):

	Year Ended December 31,
	2018	2017
Contractual interest expense	$1,116	$—
Amortization of Debt Discount	17,482	—
Amortization of issuance costs	1,284	—
Total interest expense	$19,882	$—

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

The difference between the Debt Discount and the total cost of the Capped Call, and the difference between the calculation of the book and tax allocation of debt issuance costs between the liability and equity components of the Notes, resulted in a difference between the carrying amount and tax basis of the Notes. This taxable temporary difference resulted in the recognition of a $13.8 million net deferred tax liability which was recorded as an adjustment to additional paid-in capital. The creation of the deferred tax liability represents a source of future taxable income which supports realization of a portion of the income tax benefit associated with our loss from operations. Therefore, we recorded a net income tax benefit of $13.8 million in our consolidated statement of operations for the year ended December 31, 2018.

The net impact to our stockholders' equity, included in additional paid-in capital, of the above components of the Notes is as follows (in thousands):

Conversion Option	$124,976
Purchase of Capped Calls	(63,940)
Issuance costs	(2,948)
Net deferred tax liability	(13,784)
Total	$44,304

Note 9. Commitments and Contingencies

As of December 31, 2018, our contractual obligations are as follows for the years ending December 31 (in thousands):

	Lease Obligations (1)	Purchase Commitments (2)	Convertible Senior Notes (3)	Total
2019	$24,848	$63,200	$1,438	$89,486
2020	24,188	58,201	1,438	$83,827
2021	22,220	55,174	1,438	$78,832
2022	20,683	55,001	1,438	$77,122
2023	15,575	55,001	575,299	$645,875
Thereafter	30,786	—	—	$30,786
Total	$138,300	$286,577	$581,051	$1,005,928
(1) Represents obligations to make payments under non-cancellable lease agreements for our corporate headquarters and worldwide offices.
(2) Primarily relates to third-party managed hosting services.
(3) Consists of principal and interest payments. The $575.0 million in principal is due March 2023.

Leases
We lease office space under noncancelable operating leases with various expiration dates. Certain of the office space lease agreements contain rent holidays or rent escalation provisions. Rent holiday and rent escalation provisions are considered in determining the straight-line expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. For the years ended December 31, 2018, 2017, and 2016, rent expense was $19.3 million, $12.3 million, and $9.9 million, respectively. Deferred rent of $14.2 million and $6.4 million as of December 31, 2018 and 2017 respectively, is included in other liabilities.

As of December 31, 2018, we are the sublessor for certain of our office space for which the remaining amount of rent to be received over the noncancelable terms of the subleases is approximately $6.4 million.

In January 2019, we renewed an existing operating lease agreement for which the remaining anticipated amount of rent to be paid over the noncancelable term of the lease is approximately $10.0 million.
Letters of Credit
As of December 31, 2018 and 2017, we had a total of $1.0 million and $2.0 million, respectively in unsecured letters of credit outstanding primarily related to leased office space in San Francisco. These letters of credit renew annually and mature at various dates through October 31, 2022.
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
Certain of our product offerings include service-level agreements warranting defined levels of uptime reliability and performance, which permit those customers to receive credits for future services in the event that we fail to meet those levels. To date, we have not accrued for any material liabilities in our consolidated financial statements as a result of these service-level agreements.
Note 10. Common Stock and Stockholders’ Equity
Common Stock
As of December 31, 2018 and 2017, 400 million shares of common stock were authorized for issuance with a par value of $0.01 per share. There were 108.0 million and 103.1 million shares of common stock issued and outstanding as of December 31, 2018 and 2017, respectively.
Preferred Stock

As of December 31, 2018 and 2017, there were 10 million shares of preferred stock authorized for issuance with a par value of $0.01 per share and no shares of preferred stock were issued or outstanding.
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
In each year ended December 31, 2018 and 2017, 0.7 million shares of common stock were purchased under the ESPP. Pursuant to the terms of the ESPP, the number of shares reserved under the ESPP increased by 1.1 million and 1.0 million shares on January 1, 2019 and 2018, respectively. As of December 31, 2018, 3.9 million shares of common stock were available for issuance under the ESPP.
Stock Option and Grant Plans
Our board of directors adopted the 2009 Stock Option and Grant Plan, or the 2009 Plan, in July 2009. The 2009 Plan was terminated in connection with our initial public offering in May 2014, and accordingly, no shares are available for issuance under this plan. The 2009 Plan continues to govern outstanding awards granted thereunder.
Our 2014 Stock Option and Incentive Plan, or the 2014 Plan, serves as the successor to our 2009 Plan. Pursuant to the terms of the 2014 Plan, the number of shares reserved for issuance under the 2014 Plan increased by 5.4 million and 5.2 million shares on January 1, 2019 and 2018, respectively. As of December 31, 2018, we had 8.2 million shares of common stock available for future grants under the 2014 Plan.
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
A summary of our shared-based award activity for the year ended December 31, 2018 is as follows (in thousands, except per share information):

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Outstanding RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
				(In years)
Outstanding — January 1, 2018	8,001	6,239	$17.31	7.11	$103,308	5,827	$25.00	$197,186
Increase in authorized shares	5,156
Stock options granted	(791)	791	42.89
RSUs granted	(4,898)					4,898	44.35
Stock options exercised		(1,024)	15.77
RSUs vested						(3,165)	26.79
Stock options forfeited or canceled	68	(68)	28.61
RSUs forfeited or canceled	918					(918)	30.18
RSUs forfeited or canceled and unavailable for grant	—					(31)	23.44
PRSUs granted	(222)
Outstanding — December 31, 2018	8,232	5,938	$20.85	6.58	$222,959	6,611	$37.77	$385,891
Options vested and expected to vest as of December 31, 2018		5,710	$20.31	6.51	$217,370
Options vested and exercisable as of December 31, 2018		3,855	$15.73	5.79	$164,395
RSUs expected to vest as of December 31, 2018						5,222		$304,815

The restricted stock units, or RSUs, forfeited or canceled and unavailable for grant relate to our employment inducement awards. The aggregate intrinsic value for options outstanding represents the difference between the closing market price of our common stock on the last trading day of the reporting period and the exercise price of outstanding, in-the-money options.
The aggregate intrinsic value for options outstanding represents the difference between the closing stock price of our common stock on the last trading day of the reporting period and the exercise price of outstanding, in-the-money options.
The total intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $36.8 million, $47.1 million and $49.2 million, respectively. The intrinsic value for options exercised represents the difference between the exercise price and the market value on the date of exercise. The weighted-average grant date fair value of stock options granted during the years ended December 31, 2018, 2017, and 2016 was $17.87, $13.07, and $11.34, respectively.
The total intrinsic value of RSUs vested during the years ended December 31, 2018, 2017 and 2016 was $176.0 million, $90.1 million and $70.6 million, respectively. The intrinsic value for RSUs vested represents market value on the vesting date. The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2018, 2017, and 2016 was $44.35, $28.09, and $21.05, respectively.
Share-Based Compensation Expense
All share-based awards to employees and members of our board of directors are measured based on the grant date fair value of the awards and recognized in the consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award, which is typically four years). The contractual term of our stock options is typically ten years. We record share-based compensation expense for service-based equity awards using the straight-line attribution method. We record share-based compensation expense for performance-based equity awards using the accelerated attribution method.
We estimate the fair value of stock options granted using the Black-Scholes option valuation model, which requires inputs, including the fair value of our underlying common stock, expected term, expected volatility, risk-free interest rate and dividend yield of our common stock. These inputs involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our share-based compensation expense could be materially different in the future.
The inputs are as follows:

•
Expected Term. We determine the expected term based on the historical exercise activity of our employees. We applied this methodology beginning in 2018, after having obtained sufficient historical exercise information. Previously, we determined the expected term based on the average period the stock options were expected to remain outstanding, generally calculated as the midpoint of the vesting term and the contractual expiration period.

•
Expected Volatility. We determine expected volatility based on the historical volatility of our own common stock. We applied this methodology beginning in 2017, after having obtained sufficient historical information regarding the volatility of our own common stock. Previously, we determined the expected volatility using a combination of the historical volatility of our publicly traded industry peers and our own common stock.

•
Risk-Free Interest Rate. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term of the stock options for each stock option group.

•	Dividend Yield. We have not paid and do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero.
The assumptions used to estimate the fair value of stock options are as follows:

	Year Ended December 31,
	2018	2017	2016
Expected volatility	44% - 45%	44% - 48%	47% - 49%
Dividend yield	0%	0%	0%
Risk-free interest rate	2.3% - 3.0%	1.9% - 2.2%	1.1% - 2.0%
Expected term (in years)	4.9	6.0 - 6.1	6.0 - 6.1

The assumptions used to estimate the fair value of ESPP awards are as follows:

	Year Ended December 31,
	2018	2017	2016
Expected volatility	35% - 41%	37% - 44%	42% - 48%
Dividend yield	0%	0%	0%
Risk-free interest rate	2.1% - 2.8%	1.0% - 1.6%	0.4% - 0.9%
Expected term (in years)	0.5 -1.5	0.5 -1.5	0.5 - 1.5

In the first quarter of 2017, we changed our accounting policy for share-based compensation to recognize forfeitures as they occur, as permitted by ASU 2016-09. Refer to Note 2 for additional information regarding the adoption of this standard.
There were no material share-based award modifications in the year ended December 31, 2018. In the years ended December 31, 2017 and 2016, we recorded $1.5 million and $0.7 million of share-based compensation expense related to accelerated vesting of share-based awards for terminated employees, respectively.
Performance Restricted Stock Units
During the three months ended September 30, 2018, the compensation committee of our board of directors granted performance-based restricted stock units, or PRSUs, representing 0.2 million shares of common stock, the substantial majority of which were granted in connection with our acquisition of FutureSimple. The PRSUs vest in four semi-annual tranches, generally through March 2021. The PRSUs include a service condition and a performance condition related to the attainment of semi-annual performance targets approved and communicated in advance of each performance period. During the year ended December 31, 2018, we recorded $0.5 million of share-based compensation expense related to the PRSUs and no PRSUs were vested. The total future expense related to the PRSUs will be based on the fair value of the underlying shares on the grant date for each performance tranche.

Note 11. Deferred Revenue and Performance Obligations
During the years ended December 31, 2018, 2017, and 2016, $172.7 million, $120.1 million, and $85.5 million of revenue was recognized that was included in the deferred revenue balances at the beginning of each period, respectively.
The aggregate balance of remaining performance obligations as of December 31, 2018 was $406.9 million. We expect to recognize $328.7 million of the balance as revenue in the next 12 months and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized and does not include contract amounts which are cancelable by the customer and amounts associated with optional renewal periods.

Note 12. Net Loss Per Share
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
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
		*As adjusted	*As adjusted
Net loss	$(131,084)	$(102,141)	$(97,620)
Weighted-average shares used to compute basic and diluted net loss per share	105,567	99,918	93,161
Net loss per share, basic and diluted	(1.24)	(1.02)	(1.05)
*Adjusted to reflect the adoption of ASC 606 (see Note 2).
The anti-dilutive securities excluded from the shares used to calculate diluted net loss per share are as follows (in thousands):

	As of December 31,
	2018	2017	2016
Shares subject to outstanding common stock options and employee stock purchase plan	6,041	6,343	8,556
Restricted stock units	6,611	5,827	6,936
	12,652	12,170	15,492

We expect to settle the principal amount of our convertible senior notes in cash and therefore use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share when the average market price of our common stock for a given period exceeds the initial conversion price of $63.07 per share for the convertible senior notes. Based on the initial conversion price, potential dilution related to the convertible senior notes is approximately 9.1 million shares. The convertible senior notes are not convertible as of December 31, 2018.

Note 13. Income Taxes
The components of loss before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
		*As adjusted	*As adjusted
U.S.	$(151,547)	$(107,177)	$(101,506)
Foreign	8,356	3,518	4,879
Total	$(143,191)	$(103,659)	$(96,627)
*Adjusted to reflect the adoption of ASC 606 (see Note 2).

The income tax provision is composed of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current tax provision:
Federal	$—	$(2,636)	$—
State	80	104	74
Foreign	3,372	1,476	3,096
	3,452	(1,056)	3,170
Deferred tax provision:
Federal	(13,785)	—	(49)
State	—	—	—
Foreign	(1,774)	(462)	(2,128)
Total provision for (benefit from) income taxes	$(12,107)	$(1,518)	$993

Significant components of deferred tax assets are as follows (in thousands):

	As of December 31,
	2018	2017
		*As adjusted
Deferred tax assets:
Tax credit carryforward	$884	$733
Net operating loss carryforward	170,447	115,237
Share-based compensation	10,316	6,072
Accrued liabilities and reserves	7,734	3,639
Property and equipment	3,340	1,983
Other	7,066	5,086
Total deferred tax assets	199,787	132,750
Less: valuation allowance	(158,778)	(118,549)
Deferred tax assets, net of valuation allowance	41,009	14,201
Deferred tax liabilities:
Deferred commissions	(13,075)	(7,443)
Convertible debt transaction	(12,872)	—
Intangible assets	(11,305)	(5,036)
Total deferred tax liabilities	(37,252)	(12,479)
Net deferred tax assets	$3,757	$1,722
*Adjusted to reflect the adoption of ASC 606 (see Note 2).

The following is a reconciliation of the statutory federal income tax rate and the effective tax rates:

	Year Ended December 31,
	2018	2017	2016
		*As adjusted	*As adjusted
Tax at federal statutory rate	21.0%	34.0%	34.0%
Tax reform rate change impact	—	(64.7)	—
Excess tax benefit from share-based compensation	—	46.5	—
Valuation allowance	(20.1)	(19.5)	(22.6)
Share-based compensation	8.5	7.0	(6.5)
Officer's compensation	(1.1)	—	—
Other	0.1	(3.4)	0.4
Benefit from other comprehensive gain	—	1.6	—
Intercompany dividend	—	—	(6.3)
Effective tax rate	8.4%	1.5%	(1.0)%
*Adjusted to reflect the adoption of ASC 606 (see Note 2).

We have not provided income taxes for the possible tax consequences of repatriating undistributed earnings of foreign subsidiaries as of December 31, 2018 because we intend to permanently reinvest such earnings outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of December 31, 2018, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $0.6 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
As of December 31, 2018, we had net operating loss carryforwards of approximately $695.9 million for federal income taxes and $302.9 million for state income taxes. If not utilized, the federal carryforwards will begin to expire in 2029 and some are indefinitely carried forward. The state carryforwards will begin to expire in 2031. As of December 31, 2018, we had research and development credit carryforwards of approximately $10.4 million and $11.2 million for federal and state income taxes, respectively. If not utilized, the federal carryforwards will begin to expire in 2029. The state tax credit can be carried forward indefinitely. Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event that we had a change of ownership, utilization of the net operating loss and tax credit carryforwards may be restricted. In addition, we have $14.6 million of net operating loss carryforwards in France, of which approximately $3.0 million were obtained as part of our acquisition of We Are Cloud SAS. These carryforward losses do not expire, however, utilization of these carryforwards may be subject to annual limitations. In addition, the right to the carryforward losses could be challenged if the French tax authorities determined that a significant change in the company’s actual business has occurred.
We account for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes, net operating loss carryforwards, and other tax credits measured by applying currently enacted tax laws. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. We regularly assess the need for a valuation allowance against our deferred tax assets by considering both positive and negative evidence to determine whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. We recorded a valuation allowance to fully offset our U.S. deferred tax assets, as we consider our cumulative loss in recent years to be strong negative evidence for retaining the valuation allowance. The valuation allowance increased by $40.2 million during the twelve months ended December 31, 2018. We will continue to assess the future realization of our deferred tax assets in each applicable jurisdiction and adjust the valuation allowance accordingly.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) for the two years ending December 31, 2018 is as follows (in thousands):

Balance at December 31, 2016	$11,786
Additions from tax positions related to the current year	4,141
Lapse of statutes of limitations	(283)
Balance at December 31, 2017	15,644
Additions from tax positions related to the current year	5,887
Balance at December 31, 2018	$21,531
As of December 31, 2018, we had no accrued interest and penalties related to the uncertain tax positions. We have elected to record interest and penalties in the financial statements as a component of provision for income taxes. Included in the balance of unrecognized tax benefits at December 31, 2018 and 2017 are no potential benefits, which if recognized, would affect the effective tax rate. Included in the balance of unrecognized tax benefits at December 31, 2016 are potential benefits of $0.4 million, which if recognized, would affect the effective tax rate.
We are currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate over the next 12 months.
We are subject to taxation in the United States and foreign jurisdictions. Our tax years 2009 to 2017 remain subject to examination in most jurisdictions.
On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. The Tax Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits, or E&P, through the year ended December 31, 2017. We have concluded that we are not subject to the deemed mandatory repatriation because we have negative net undistributed foreign E&P.
While the Tax Act provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income, or GILTI, provisions and the base-erosion and anti-abuse tax, or BEAT, provisions.
The GILTI provisions require us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Based on our calculations, we are not subject to incremental U.S. tax on GILTI income. We have elected to account for GILTI tax in the period in which it is incurred, and therefore have not provided any deferred tax impacts of GILTI in our consolidated financial statements for the year ended December 31, 2018.
The BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. We are currently beneath the revenue threshold in which this tax applies and therefore have not included any tax impacts of BEAT in our consolidated financial statements for the year ended December 31, 2018.

Note 14. Geographic Information
Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.
Revenue
The following table presents our revenue by geographic area, as determined based on the billing address of our customers (in thousands):

	Year Ended December 31,
	2018	2017	2016
		*As adjusted	*As adjusted
United States	$309,879	$229,667	$170,402
EMEA	174,874	122,365	89,173
APAC	68,272	46,564	29,285
Other	45,721	31,569	23,984
Total	$598,746	$430,165	$312,844
*Adjusted to reflect the adoption of ASC 606 (see Note 2).
Long-Lived Assets
The following table presents our long-lived assets by geographic area (in thousands):

	As of December 31,
	2018	2017
United States	$32,351	$23,609
EMEA:
Republic of Ireland	14,698	5,019
Other EMEA	2,450	5,007
Total EMEA	17,148	10,026
APAC	6,889	7,734
Total	$56,388	$41,369

The carrying values of capitalized internal-use software and intangible assets are excluded from the balance of long-lived assets presented in the table above.
Note 15. Retirement Plans
We have a 401(k) retirement and savings plan made available to all United States employees. The 401(k) plan allows each participant to contribute up to an amount not to exceed an annual statutory maximum. We began contributing to the 401(k) plan in 2017. For the years ended December 31, 2018 and 2017, we made matching contributions of $1.3 million and $1.1 million, respectively.
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
Based on this evaluation, our management concluded that, as of December 31, 2018, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal over control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.

We acquired FutureSimple Inc., or FutureSimple, on September 10, 2018 and as permitted by SEC guidance, we excluded this entity from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018. Total assets of FutureSimple were less than 1% of the consolidated total as of December 31, 2018. Revenue associated with FutureSimple for the period from September 10, 2018 to December 31, 2018 was not material.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders, or the 2019 Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018 and is incorporated herein by reference.
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
Item 11. Executive Compensation.
The information required by this item will be included in the 2019 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in the 2019 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in the 2019 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be included in the 2019 Proxy Statement and is incorporated herein by reference.

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
Item 16. Form 10-K Summary.
Not applicable.

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36456	3.1	August 7, 2014
3.2	Amended and Restated By-laws of the Registrant.	8-K/A	001-36456	3.1	February 7, 2018
4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	333-195176	4.1	May 5, 2014
10.1#	2009 Stock Option and Grant Plan, as amended, and related form agreements.	S-1	333-195176	10.2	April 10, 2014
10.2#	2014 Stock Option and Incentive Plan, and related form agreements.
10.3#	2014 Employee Stock Purchase Plan, as amended.	10-Q	001-36456	10.2	November 6, 2014
10.4#	Form of Inducement Option Agreement.	8-K	001-36456	10.1	May 6, 2016
10.5#	Form of Inducement RSU Agreement.	8-K	001-36456	10.2	May 6, 2016
10.6#	Offer Letter between the Registrant and Adrian McDermott, dated as of June 16, 2010.	S-1	333-195176	10.7	April 10, 2014
10.7#	Offer Letter between the Registrant and John Geschke, dated as of May 30, 2012.	10-K	001-36456	10.9	February 26, 2016
10.8#	Offer Letter between the Registrant and Elena Gomez, dated as of April 6, 2016.	10-K	001-36456	10.9	February 27, 2017
10.9#	Offer Letter between the Registrant and Tom Keiser, dated as of March 29, 2016.	10-K	001-36456	10.10	February 27, 2017
10.11#	Offer Letter between the Registrant and Norman Gennarro, dated as of November 26, 2017.	10-K	001-36456	10.2	February 22, 2018
10.12#	Offer Letter between the Registrant and Jeffrey Titterton, dated as of April 6, 2017.	10-K	001-36456	10.2	February 22, 2018
10.13#	Offer Letter between the Registrant and InaMarie Johnson, dated as of April 26, 2018
10.14	Office Lease between the Registrant and 989 Market Street, LLC, dated as of April 29, 2011.	S-1	333-195176	10.8	April 10, 2014
10.15	First Amendment to Lease between the Registrant and 989 Market Street, LLC, dated as of June 28, 2011.	S-1	333-195176	10.9	April 10, 2014
10.16	Second Amendment to Lease between the Registrant and 989 Market Street, LLC, dated as of August 11, 2011.	S-1	333-195176	10.10	April 10, 2014

10.17	Third Amendment to Lease between the Registrant and HMC Mid-Market Ventures LLC, dated as of September 11, 2013.	S-1	333-195176	10.11	April 10, 2014
10.18	Fourth Amendment to Lease between the Registrant and ASB 989 Market, LLC, dated as of January 19, 2017.	10-Q	001-36456	10.1	May 8, 2017
10.19	Fifth Amendment to Lease between the Registrant and ASB 989 Market, LLC, dated as of August 2, 2017.	10-Q	001-36456	10.1	November 3, 2017
10.20	Sixth Amendment to Lease between the Registrant and ASB 989 Market, LLC, dated as of January 25, 2019
10.21	Lease Agreement between the Registrant and 1019 Market St. Property, LLC, dated as of September 6, 2013, as amended.	10-Q	001-36456	10.1	November 6, 2014
10.22	Lease by and between Zendesk, Inc. and 1035 Market Street, LLC., dated June 22, 2016.	8-K	001-36456	10.1	June 27, 2016

10.23	Lease Agreement by and between Marlin Cove, Inc. and SF Prosperity I, LLC, as tenants in common and the Registrant.	10-Q	001-36456	10.2	August 3, 2018
10.22	Indenture, dated as of March 20, 2018, between Zendesk, Inc., and Wilmington Trust, National Association, as trustee.	8-K	001-36456	4.1	March 20, 2018
10.23	Form of 0.25% Convertible Senior Notes due 2023	8-K	001-36456	4.2	March 20, 2018
10.24	Form of Capped Call Confirmation	8-K	001-36456	10.1	March 20, 2018
10.20#	Amended and Restated Non-Employee Director Compensation Policy.	8-K	001-36456	10.1	May 1, 2018
10.21#	Amended and Restated Executive Incentive Bonus Plan.	8-K	001-36456	10.1	February 11, 2015
10.22#	Zendesk, Inc. Change in Control Acceleration Plan.	8-K	001-36456	10.1	May 15, 2015
10.23#	Forms of Indemnification Agreement.	S-1	333-195176	10.1	April 10, 2014
21.1	List of Significant Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 92 of this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates management contract or compensatory plan, contract, or agreement.

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

Zendesk, Inc.

Date:	February 14, 2019	By:	/s/ Elena Gomez
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Mikkel Svane	Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)	2/14/2019
Mikkel Svane
/s/ Elena Gomez	Chief Financial Officer (Principal Financial and Accounting Officer)	2/14/2019
Elena Gomez

/s/ Carl Bass	Director	2/14/2019
Carl Bass

/s/ Hilarie Koplow-McAdams	Director	2/14/2019
Hilarie Koplow-McAdams

/s/ Michael Frandsen	Director	2/14/2019
Michael Frandsen

/s/ Caryn Marooney	Director	2/14/2019
Caryn Marooney

/s/ Elizabeth Nelson	Director	2/14/2019
Elizabeth Nelson

/s/ Dana Stalder	Director	2/14/2019
Dana Stalder

/s/ Michelle Wilson	Director	2/14/2019
Michelle Wilson

/s/ Thomas Szkutak	Director	2/14/2019
Thomas Szkutak