Form 10-Q
period 2019-03-31
Zendesk, Inc.
filed 2019-05-02
CIK 1463172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File Number: 001-36456

ZENDESK, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-4411091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1019 Market Street San Francisco, CA	94103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 418-7506

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ZEN	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  x    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  x    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	x	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  x
As of April 30, 2019, there were 109,564,955 shares of the registrant’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ZENDESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and shares)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$142,418	$126,518
Marketable securities	301,941	300,213
Accounts receivable, net of allowance for doubtful accounts of $3,060 and $2,571 as of March 31, 2019 and December 31, 2018, respectively	90,465	85,280
Deferred costs	26,882	24,712
Prepaid expenses and other current assets	38,629	35,873
Total current assets	600,335	572,596
Marketable securities, noncurrent	401,079	393,671
Property and equipment, net	75,619	75,654
Deferred costs, noncurrent	28,312	26,914
Lease right-of-use assets	99,435	—
Goodwill and intangible assets, net	144,069	146,327
Other assets	23,829	22,717
Total assets	$1,372,678	$1,237,879
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,458	$16,820
Accrued liabilities	32,722	34,097
Accrued compensation and related benefits	50,389	46,603
Deferred revenue	257,731	245,243
Lease liabilities	19,402	—
Total current liabilities	389,702	342,763
Convertible senior notes, net	464,364	458,176
Deferred revenue, noncurrent	1,865	2,719
Lease liabilities, noncurrent	94,943	—
Other liabilities	2,859	17,300
Total liabilities	953,733	820,958
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,092	1,080
Additional paid-in capital	994,031	950,693
Accumulated other comprehensive loss	(2,330)	(5,724)
Accumulated deficit	(573,848)	(529,128)
Total stockholders’ equity	418,945	416,921
Total liabilities and stockholders’ equity	$1,372,678	$1,237,879

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$181,484	$129,791
Cost of revenue (1)	55,654	39,056
Gross profit	125,830	90,735
Operating expenses (1):
Research and development	46,791	37,085
Sales and marketing	91,700	65,058
General and administrative	31,253	22,207
Total operating expenses	169,744	124,350
Operating loss	(43,914)	(33,615)
Other income (expense), net:
Interest income	5,472	1,519
Interest expense	(6,544)	(764)
Other income, net	700	245
Total other income (expense), net	(372)	1,000
Loss before provision for (benefit from) income taxes	(44,286)	(32,615)
Provision for (benefit from) income taxes	434	(3,290)
Net loss	$(44,720)	$(29,325)
Net loss per share, basic and diluted	$(0.41)	$(0.28)
Weighted-average shares used to compute net loss per share, basic and diluted	108,630	103,692
(1) Includes share-based compensation expense as follows:

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$4,937	$3,098
Research and development	11,636	10,231
Sales and marketing	12,399	8,007
General and administrative	7,685	5,652

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(44,720)	$(29,325)
Other comprehensive gain (loss), before tax:
Net unrealized gain (loss) on available-for-sale investments	3,342	(636)
Foreign currency translation loss	—	(12)
Net unrealized gain (loss) on derivative instruments	1,124	(742)
Other comprehensive gain (loss), before tax	4,466	(1,390)
Tax effect	(1,072)	—
Other comprehensive gain (loss), net of tax	3,394	(1,390)
Comprehensive loss	$(41,326)	$(30,715)

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Three Months Ended March 31, 2019						Three Months Ended March 31, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	108,037	$1,080	$950,693	$(5,724)	$(529,128)	$416,921	103,121	$1,031	$753,568	$(2,372)	$(398,043)	$354,184
Issuance of common stock upon exercise of stock options	376	4	8,434	—	—	8,438	454	4	6,189	—	—	6,193
Issuance of common stock for settlement of RSUs	847	8	(2,425)	—	—	(2,417)	688	7	(741)	—	—	(734)
Share-based compensation	—	—	37,329	—	—	37,329	—	—	27,487	—	—	27,487
Equity component of convertible senior notes	—	—	—	—	—	—	—	—	44,255	—	—	44,255
Other comprehensive gain (loss), net of tax	—	—	—	3,394	—	3,394	—	—	—	(1,390)	—	(1,390)
Net loss	—	—	—	—	(44,720)	(44,720)	—	—	—	—	(29,325)	(29,325)
Other	—	—	—	—	—	—	—	—	(17)	—	—	(17)
Balances at end of period	109,260	$1,092	$994,031	$(2,330)	$(573,848)	$418,945	104,263	$1,042	$830,741	$(3,762)	$(427,368)	$400,653

See Notes to Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(44,720)	$(29,325)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,732	9,865
Share-based compensation	36,657	26,988
Amortization of deferred costs	6,918	4,510
Amortization of debt discount and issuance costs	6,188	720
Other	394	250
Changes in operating assets and liabilities:
Accounts receivable	(6,966)	3,691
Prepaid expenses and other current assets	(3,774)	(3,364)
Deferred costs	(10,190)	(7,043)
Lease right-of-use assets	4,373	—
Other assets and liabilities	(498)	(12,027)
Accounts payable	15,655	1,052
Accrued liabilities	2,512	10,986
Accrued compensation and related benefits	(4,629)	(971)
Deferred revenue	12,149	10,910
Lease liabilities	(3,832)	—
Net cash provided by operating activities	18,969	16,242
Cash flows from investing activities
Purchases of property and equipment	(9,258)	(6,808)
Internal-use software development costs	(1,213)	(2,344)
Purchases of marketable securities	(145,142)	(78,321)
Proceeds from maturities of marketable securities	47,265	55,263
Proceeds from sales of marketable securities	91,562	6,982
Purchase of strategic investment	(500)	—
Net cash used in investing activities	(17,286)	(25,228)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $12,937	—	562,063
Purchase of capped call related to convertible senior notes	—	(63,940)
Proceeds from exercises of employee stock options	8,437	6,193
Proceeds from employee stock purchase plan	8,415	5,096
Taxes paid related to net share settlement of share-based awards	(2,416)	(734)
Net cash provided by financing activities	14,436	508,678
Effect of exchange rate changes on cash, cash equivalents and restricted cash	33	(35)
Net increase in cash, cash equivalents and restricted cash	16,152	499,657
Cash, cash equivalents and restricted cash at beginning of period	128,876	110,888
Cash, cash equivalents and restricted cash at end of period	$145,028	$610,545

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$142,418	$609,229
Restricted cash included in prepaid expenses and other current assets	1,891	682
Restricted cash included in other assets	719	634
Total cash, cash equivalents and restricted cash	$145,028	$610,545

Supplemental cash flow data
Cash paid for interest	$719	$—
Cash paid for taxes	$700	$918
Non-cash investing and financing activities
Balance of property and equipment in accounts payable and accrued expenses	$2,411	$3,504
Property and equipment acquired through tenant improvement allowances	$349	$1,370
Share-based compensation capitalized in internal-use software development costs	$375	$850
Estimated convertible senior notes offering costs incurred but not yet paid	$—	$850
Share-based compensation capitalized in deferred costs	$297	$163
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
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K, for the year ended December 31, 2018, filed with the SEC on February 14, 2019. There have been no changes to our significant accounting policies described in the Annual Report on Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes, except as described below.
The consolidated balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly our financial position, results of operations, comprehensive loss, stockholders' equity, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2019.
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
Significant items subject to such estimates and assumptions include:
•the estimate of variable consideration related to revenue recognition;
•the fair value and useful lives of acquired intangible assets;
•the capitalization and useful life of capitalized costs to obtain customer contracts;
•the valuation of strategic investments;
•the useful lives of property and equipment;
•the capitalization and useful lives of internal-use software;
•the lease term and incremental borrowing rate for lease liabilities;
•the fair value of our convertible senior notes;

•the fair value and expense recognition for certain share-based awards;
•the preparation of financial forecasts used in currency hedging; and
•the recognition of tax benefits.
These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.
Concentrations of Risk
As of March 31, 2019 and December 31, 2018, no customers represented 10% or greater of our total accounts receivable balance. There were no customers that individually exceeded 10% of our revenue during the three months ended March 31, 2019 or 2018.
Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-13, regarding ASC Topic 326 “Measurement of Credit Losses on Financial Instruments,” which modifies the accounting methodology for most financial instruments. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Additionally, any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, regarding ASC Topic 842 “Leases,” including subsequent amendments. We refer to the new guidance as “ASC 842.” This new guidance requires lessees to recognize most leases on their balance sheets as lease right-of-use assets with corresponding lease liabilities and eliminates certain real estate-specific provisions. The new guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period.
We adopted ASC 842 on January 1, 2019 and applied the following practical expedients:

•	comparative periods prior to the adoption date are not adjusted to reflect the new guidance (the modified retrospective method of transition); and

•	the historical determination as to the existence and classification of leases is carried forward for existing contracts as of the adoption date.
The effect of adopting ASC 842 resulted in the recognition of lease right-of-use assets and corresponding lease liabilities on our condensed consolidated balance sheets. As of March 31, 2019, the aggregate balance of lease right-of-use assets and lease liabilities was $99 million and $114 million, respectively. The standard did not affect our consolidated statement of operations or cash flows.
In August 2017, the FASB issued ASU 2017-12, regarding ASC Topic 815 “Derivatives and Hedging.” This guidance simplifies various aspects of hedge accounting, including the measurement and presentation of hedge ineffectiveness and certain documentation and assessment requirements. The guidance also makes more hedging strategies eligible for hedge accounting. We adopted this standard in the first quarter of 2019. Upon adoption, we no longer recognize hedge ineffectiveness immediately in our consolidated statements of operations, but we instead recognize the entire change in the fair value of the hedge contract in other comprehensive income. The cumulative-effect adjustment to eliminate ineffectiveness was not material. The presentation and disclosures have been modified on a prospective basis, as required by the guidance.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income,” which provides for the reclassification of the effect of remeasuring deferred tax balances related to items within accumulated other comprehensive income to retained earnings resulting from the Tax Cuts and Jobs Act, or Tax Act. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. We adopted this standard in the first quarter of 2019. We have elected not to reclassify the income tax effects of the Tax Act from accumulated other comprehensive income to retained earnings, therefore the adoption did not have an effect on our consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, regarding ASC Topic 718 “Compensation - Stock Compensation,” which largely aligns the accounting for share-based compensation for non-employees with employees. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. We adopted this standard in the first quarter of 2019. The adoption did not have an effect on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-08, regarding ASC Topic 958 “Not-for-Profit Entities,” which clarified the guidance on how entities determine whether to account for a transfer of assets as an exchange transaction or a contribution. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. We adopted the standard in the first quarter of 2019. The adoption did not have an effect on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, regarding ASC Topic 350-40 “Intangibles - Internal-Use Software,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. We early adopted the standard in the first quarter of 2019. The adoption did not have an effect on our consolidated financial statements.

Note 2. Business Combinations
FutureSimple Inc.
On September 10, 2018, we completed the acquisition of FutureSimple Inc., or FutureSimple, the developer of Base, a sales force automation software product. We acquired FutureSimple for purchase consideration of $81 million in cash. We incurred transaction costs of $2 million in connection with the acquisition, which were included within general and administrative expenses.
The fair value of assets acquired and liabilities assumed was based on a preliminary valuation, and our estimates and assumptions are subject to change within the measurement period. The primary areas that remain preliminary relate to the evaluation of certain tax-related items. The total purchase consideration was allocated to the assets acquired and liabilities assumed as set forth below (in thousands). During the three months ended March 31, 2019, we made certain immaterial adjustments to the preliminary purchase price allocation, which are reflected in the table below.
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

Net tangible liabilities acquired	$(2,966)
Identifiable intangible assets:
Developed technology	19,000
Customer relationships	10,400
Backlog	2,200
Goodwill	52,389
Total purchase consideration	$81,023

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

Note 3. Financial Instruments

Investments
The following tables present information about our financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurement at March 31, 2019
	Level 1	Level 2	Total
Description
Corporate bonds	$—	$474,511	$474,511
Asset-backed securities	—	140,271	140,271
U.S. treasury securities	—	64,070	64,070
Money market funds	58,650	—	58,650
Commercial paper	—	13,977	13,977
Agency securities	—	11,339	11,339
Certificates of deposit	—	1,150	1,150
Total	$58,650	$705,318	$763,968
Included in cash and cash equivalents			$60,948
Included in marketable securities			$703,020

	Fair Value Measurement at December 31, 2018
	Level 1	Level 2	Total
Description
Corporate bonds	$—	$460,210	$460,210
Asset-backed securities	—	127,078	127,078
U.S. treasury securities	—	58,039	58,039
Money market funds	57,758	—	57,758
Commercial paper	—	38,900	38,900
Agency securities	—	11,256	11,256
Certificates of deposit and time deposits	—	3,200	3,200
Total	$57,758	$698,683	$756,441
Included in cash and cash equivalents			$62,557
Included in marketable securities			$693,884

As of March 31, 2019 and December 31, 2018, there were no securities within Level 3 of the fair value hierarchy. There were no transfers between fair value measurement levels during the three months ended March 31, 2019. Gross unrealized gains and losses for cash equivalents and marketable securities as of March 31, 2019 and December 31, 2018 were not material. Unrealized losses for securities that have been in an unrealized loss position for more than 12 months as of March 31, 2019 and December 31, 2018 were not material.
The following table classifies our marketable securities by contractual maturity (in thousands):

	March 31, 2019	December 31, 2018
Due in one year or less	$301,941	$300,213
Due after one year and within five years	401,079	393,671
Total	$703,020	$693,884

As of March 31, 2019 and December 31, 2018, the balance of strategic investments without readily determinable fair values was $11 million and $10 million, respectively. There have been no adjustments to the carrying value of strategic investments resulting from impairments or observable price changes.
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
Upon the adoption of ASU 2017-12 in the first quarter of 2019, we include time value related to our cash flow hedges for effectiveness testing purposes and the entire change in the unrecognized value of our hedge contracts is recorded in accumulated other comprehensive income (loss), or AOCI. Prior to adoption, we excluded time value for effectiveness testing purposes and we recognized changes in time value immediately in other income (expense), net.
As of March 31, 2019, the balance of AOCI included an unrecognized net loss of $1 million related to the changes in the fair value of foreign currency forward contracts designated as cash flow hedges. We expect to reclassify a net loss of $1 million into earnings over the next 12 months associated with our cash flow hedges.
The following tables present information about our derivative instruments on our consolidated balance sheets (in thousands):

	March 31, 2019
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$1,842	Accrued liabilities	$3,726
Total		$1,842		$3,726

	December 31, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$2,047	Accrued liabilities	$4,862
Total		$2,047		$4,862

Our foreign currency forward contracts had a total notional value of $232 million and $200 million as of March 31, 2019 and December 31, 2018, respectively. We have a master netting arrangement with each of our counterparties, which permit net settlement of multiple, separate derivative contracts with a single payment. We may also be required to exchange cash collateral with certain of our counterparties on a regular basis. GAAP permits companies to present the fair value of derivative instruments on a net basis according to master netting arrangements. We have elected to present our derivative instruments on a gross basis in our consolidated financial statements. We do not enter into any derivative contracts for trading or speculative purposes. As of March 31, 2019 and December 31, 2018, there was no cash collateral posted with counterparties. All derivatives have been designated as hedging instruments.
The following table presents information about our foreign currency forward contracts on our condensed consolidated statements of operations for the three months ended March 31, 2019 (in thousands):

Classification	Gain (Loss) Reclassified from AOCI into Earnings
Revenue	$443
Cost of revenue	(474)
Research and development	(434)
Sales and marketing	(790)
General and administrative	(276)
Total	$(1,531)
The loss recognized in AOCI related to foreign currency forward contracts was not material for the three months ended March 31, 2019.
The gain recognized in AOCI related to foreign currency forward contracts was not material for the three months ended March 31, 2018. The gain reclassified from AOCI into earnings related to foreign currency forward contracts was $1 million for the three months ended March 31, 2018, which was included within revenue, cost of revenue and operating expenses on our consolidated statements of operations.

The cash flow effects related to foreign currency forward contracts are included within operating activities on our consolidated statements of cash flows.
Convertible Senior Notes
As of March 31, 2019, the fair value of our convertible senior notes was $838 million. The fair value was determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $85.00 on March 31, 2019, the if-converted value of our convertible senior notes exceeded the principal amount of $575 million.
Note 4. Costs to Obtain Customer Contracts

The balances of deferred costs to obtain customer contracts were $55 million and $52 million as of March 31, 2019 and December 31, 2018, respectively. Amortization expense for these deferred costs was $7 million and $5 million for the three months ended March 31, 2019 and 2018, respectively. There were no impairment losses related to these deferred costs for the periods presented.

Note 5. Property and Equipment
Property and equipment, net consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Leasehold improvements	$58,119	$51,832
Capitalized internal-use software	37,489	36,444
Computer equipment and licensed software and patents	22,768	21,100
Furniture and fixtures	12,046	11,550
Construction in progress	4,564	10,538
Hosting equipment	—	34,105
Total	134,986	165,569
Less: accumulated depreciation and amortization	(59,367)	(89,915)
Property and equipment, net	$75,619	$75,654

Depreciation expense was $5 million and $6 million for the three months ended March 31, 2019 and 2018, respectively.
Amortization expense of capitalized internal-use software was $2 million for each of the three months ended March 31, 2019 and 2018. The carrying value of capitalized internal-use software at March 31, 2019 and December 31, 2018 was $19 million, including $3 million in construction in progress, for both periods.

During the first quarter of 2019, we completed the transition from our self-managed colocation data centers to third-party managed hosting services, at which time, management concluded that these assets met the criteria to be classified as held for sale. Accordingly, these assets were written down to their estimated salvage value and reclassified from property and equipment to other current assets, with $34 million and $33 million being reclassified from hosting equipment and accumulated depreciation respectively, for a net amount of $1 million.

Note 6. Leases
We lease office space under noncancelable operating leases with various expiration dates. Additionally, we are the sublessor for certain office space. All of our office leases are classified as operating leases with lease expense recognized on a straight-line basis over the lease term.

Lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The lease right-of-use assets also include any lease payments made and exclude lease incentives such as tenant improvement allowances. Options to extend the lease term are included in the lease term when it is reasonably certain that we will exercise the extension option.
Our operating leases typically include non-lease components such as common-area maintenance costs. We have elected to include non-lease components with lease payments for the purpose of calculating lease right-of-use assets and liabilities, to the extent that they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease payments.
Leases with a term of one year or less are not recognized on our consolidated balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
The following tables present information about leases on our consolidated balance sheet (in thousands):

March 31, 2019
Assets
Lease right-of-use assets	$99,435
Liabilities
Lease liabilities	19,402
Lease liabilities, noncurrent	94,943

As of March 31, 2019, the weighted average remaining lease term was 6.2 years and the weighted average discount rate was 5.3%.
The following table presents information about leases on our consolidated statement of operations (in thousands):

Three Months Ended March 31, 2019
Operating lease expense	$5,045
Short-term lease expense	874
Variable lease expense	885
Sublease income	401

The following table presents supplemental cash flow information about our leases (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$4,176
Operating lease assets obtained in exchange for new lease liabilities	19,550

As of March 31, 2019, remaining maturities of lease liabilities are as follows:

Remainder of 2019	$17,599
2020	25,880
2021	23,598
2022	22,102
2023	15,464
Thereafter	29,315
Total lease payments	133,958
Less imputed interest	19,613
Total	$114,345

The table above excludes future payments of $9 million related to signed leases that have not yet commenced.

Note 7. Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2019 are as follows (in thousands):

Balance as of December 31, 2018	$111,584
Goodwill adjustments	(64)
Balance as of March 31, 2019	$111,520
Acquired intangible assets subject to amortization consist of the following (in thousands):

	As of March 31, 2019
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
				(In years)
Developed technology	$31,000	$(9,492)	$21,508	5.3
Customer relationships	11,310	(1,827)	9,483	4.3
Backlog	2,200	$(642)	1,558	1.4
	$44,510	$(11,961)	$32,549

	As of December 31, 2018
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
				(In years)
Developed technology	$31,000	$(8,151)	$22,849	5.5
Customer relationships	11,310	(1,249)	10,061	4.6
Backlog	2,200	(367)	1,833	1.7
	$44,510	$(9,767)	$34,743

Amortization expense of acquired intangible assets was $2 million and $1 million for the three months ended March 31, 2019 and 2018, respectively.
Estimated future amortization expense as of March 31, 2019 is as follows (in thousands):

Remainder of 2019	$6,605
2020	6,832
2021	5,490
2022	5,490
2023	4,719
Thereafter	3,413
$32,549

Note 8. 0.25% Convertible Senior Notes and Capped Call

In March 2018, we issued $575 million aggregate principal amount of 0.25% convertible senior notes due March 15, 2023 in a private offering (the “Notes"). The Notes are unsecured obligations and bear interest at a fixed rate of 0.25% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2018. The total net proceeds from the offering, after deducting initial purchase discounts and estimated debt issuance costs, were approximately $561 million.

Each $1,000 principal amount of the Notes will initially be convertible into 15.8554 shares of our common stock, the “Conversion Option,” which is equivalent to an initial conversion price of approximately $63.07 per share, subject to adjustment upon the occurrence of specified events. The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 15, 2022, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, the “Measurement Period,” in which the trading price per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events (as set forth in the indenture). On or after December 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. If certain specified fundamental changes occur (as set forth in the indenture governing the Notes) prior to the maturity date, holders of the Notes may require us to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, we will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. It is our current intent and policy to settle conversions through combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of Notes. During the three months ended March 31, 2019, the conditions allowing holders of the Notes to convert have not been met. The Notes are therefore not convertible during the three months ended March 31, 2019 and are classified as long-term debt.

In accounting for the transaction, the Notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The carrying amount of the equity component representing the Conversion Option was $125 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount, the “Debt Discount,” is amortized to interest expense over the contractual term of the Notes at an effective interest rate of 5.26%.

In accounting for the debt issuance costs of $14 million related to the Notes, we allocated the total amount incurred to the liability and equity components of the Notes based on their relative values. Issuance costs attributable to the liability component were $11 million and are amortized to interest expense using the effective interest method over the contractual term of the Notes. Issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital.

The net carrying amount of the liability component of the Notes is as follows (in thousands):

	March 31, 2019	December 31, 2018
Principal	$575,000	$575,000
Unamortized Debt Discount	(101,743)	(107,494)
Unamortized issuance costs	(8,893)	(9,330)
Net carrying amount	$464,364	$458,176

The net carrying amount of the equity component of the Notes is as follows (in thousands):

	March 31, 2019	December 31, 2018
Debt Discount for Conversion Option	$124,976	$124,976
Issuance costs	(2,948)	(2,948)
Net carrying amount	$122,028	$122,028

Interest expense related to the Notes is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Contractual interest expense	$356	$44
Amortization of Debt Discount	5,751	671
Amortization of issuance costs	437	49
Total interest expense	$6,544	$764

In connection with the pricing of the Notes, we entered into privately negotiated capped call transactions with certain counterparties, the “Capped Calls.” The Capped Calls each have an initial strike price of approximately $63.07 per share, subject to certain adjustments, which correspond to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $95.20 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 9.1 million shares of our common stock. Conditions that cause adjustments to the initial strike price of the Capped Calls mirror conditions that result in corresponding adjustments for the Notes. The Capped Calls are generally intended to reduce or offset the potential dilution to our common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The cost of $64 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.

The net impact to our stockholders' equity, included in additional paid-in capital, of the above components of the Notes is as follows (in thousands):

Conversion Option	$124,976
Purchase of Capped Calls	(63,940)
Issuance costs	(2,948)
Net deferred tax liability	(13,784)
Total	$44,304
Note 9. Commitments and Contingencies
Commitments
As of March 31, 2019, there were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the year ended December 31, 2018.
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
Note 10. Common Stock and Stockholders’ Equity
Common Stock

As of March 31, 2019 and December 31, 2018, there were 400 million shares of common stock authorized for issuance with a par value of $0.01 per share and 109.3 million and 108.0 million shares were issued and outstanding, respectively.
Preferred Stock
As of each of March 31, 2019 and December 31, 2018, there were 10 million shares of preferred stock authorized for issuance with a par value of $0.01 per share and no shares of preferred stock were issued or outstanding.
Employee Equity Plans
Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan, or ESPP, eligible employees are granted options to purchase shares of our common stock through payroll deductions. The ESPP provides for 18-month offering periods, which include three six-month purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of an offering period or the fair market value of our common stock at the end of the purchase period. No shares of common stock were purchased under the ESPP during the three months ended March 31, 2019. Pursuant to the terms of the ESPP, the number of shares reserved under the ESPP increased by 1.1 million shares on January 1, 2019. As of March 31, 2019, 5.0 million shares of common stock were available for issuance under the ESPP.
Stock Option and Grant Plans
Our board of directors adopted the 2009 Stock Option and Grant Plan, or the 2009 Plan, in July 2009. The 2009 Plan was terminated in connection with our initial public offering in May 2014, and accordingly, no shares are available for issuance under this plan. The 2009 Plan continues to govern outstanding awards granted thereunder.
Our 2014 Stock Option and Incentive Plan, or the 2014 Plan, serves as the successor to our 2009 Plan. Pursuant to the terms of the 2014 Plan, the number of shares reserved for issuance under the 2014 Plan increased by 5.4 million shares on January 1, 2019. As of March 31, 2019, we had 12.1 million shares of common stock available for future grants under the 2014 Plan.
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
A summary of our share-based award activity for the three months ended March 31, 2019 is as follows (in thousands, except per share information):

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Outstanding RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
				(In years)
Outstanding — January 1, 2019	8,232	5,938	$20.85	6.58	$222,959	6,611	$37.77	$385,891
Increase in authorized shares	5,402
Stock options granted	(336)	336	73.27
RSUs granted	(1,522)					1,522	64.88
Stock options exercised		(376)	22.43
RSUs vested						(847)	33.95
Stock options forfeited or canceled	26	(26)	28.98
RSUs forfeited or canceled	251					(251)	37.73
RSUs forfeited or canceled and unavailable for grant						(7)	23.44
Outstanding — March 31, 2019	12,053	5,872	$23.71	6.53	$360,015	7,028	$44.11	$597,191

The restricted stock units, or RSUs, forfeited or canceled and unavailable for grant relate to our employment inducement awards. The aggregate intrinsic value for options outstanding represents the difference between the closing market price of our common stock on the last trading day of the reporting period and the exercise price of outstanding, in-the-money options.

The total intrinsic value of stock options exercised during three months ended March 31, 2019 and 2018 was $21 million and $13 million, respectively. The intrinsic value for options exercised represents the difference between the exercise price and the market value on the date of exercise. The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2019 and 2018 was $28.65 and $16.38, respectively.

The total fair value of RSUs vested during the three months ended March 31, 2019 and 2018 was $63 million and $30 million, respectively. The fair value of RSUs vested represents market value on the vesting date. The weighted-average grant date fair value of RSUs granted during the three months ended March 31, 2019 and 2018 was $64.88, and $36.90, respectively.
As of March 31, 2019, we had a total of $330 million in future expense related to our stock options and RSUs to be recognized over a weighted average period of 2.9 years.
Performance Restricted Stock Units
During the three months ended September 30, 2018, the compensation committee of our board of directors granted performance-based restricted stock units, or PRSUs, representing 0.2 million shares of common stock, the substantial majority of which were granted in connection with the acquisition of FutureSimple. The PRSUs vest in four semi-annual tranches through March 2021. The PRSUs include a service condition and a performance condition related to the attainment of semi-annual performance targets approved and communicated in advance of each performance period. During the three months ended March 31, 2019, we recorded $1 million of share-based compensation expense related to the PRSUs and no PRSUs were vested. The total future expense related to the PRSUs will be based on the fair value of the underlying shares on the grant date for each performance tranche.

Note 11. Deferred Revenue and Performance Obligations
During the three months ended March 31, 2019 and 2018, $118 million and $86 million of revenue was recognized that was included in the deferred revenue balances at the beginning of each period, respectively.
The aggregate balance of remaining performance obligations as of March 31, 2019 was $441 million. We expect to recognize $346 million of the balance as revenue in the next 12 months and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized and does not include contract amounts which are cancelable by the customer and amounts associated with optional renewal periods.

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
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Net loss	$(44,720)	$(29,325)
Weighted-average shares used to compute basic and diluted net loss per share	108,630	103,692
Net loss per share, basic and diluted	$(0.41)	$(0.28)

The anti-dilutive securities excluded from the shares used to calculate diluted net loss per share are as follows (in thousands):

	As of March 31,
	2019	2018
Shares subject to outstanding common stock options and employee stock purchase plan	6,167	6,646
Restricted stock units	7,028	7,768
Shares related to convertible senior notes	1,283	—
	14,478	14,414

The shares related to convertible senior notes calculated in the table above are calculated based on the average market price of our common stock for the three months ended March 31, 2019.

We expect to settle the principal amount of the convertible senior notes in cash and therefore use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given reporting period exceeds the initial conversion price of $63.07 per share for the convertible senior notes. Based on the initial conversion price, potential dilution related to the convertible senior notes is approximately 9.1 million shares. The convertible senior notes are not convertible as of March 31, 2019.

Note 13. Income Taxes
We reported immaterial income tax expense in the three months ended March 31, 2019. We reported a benefit from income taxes of $3 million in the three months ended March 31, 2018, primarily due to the recognition of an income tax benefit of $4 million related to taxable temporary differences of the convertible senior notes and the capped call. The effective tax rate for each period differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for U.S. losses due to having a full valuation allowance against U.S. deferred tax assets.

Note 14. Geographic Information
Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.
Revenue
The following table presents our revenue by geographic area, as determined based on the billing address of our customers (in thousands):

	Three Months Ended March 31,
	2019	2018
United States	$94,901	$68,354
EMEA	52,075	37,872
APAC	19,476	13,996
Other	15,032	9,569
Total	$181,484	$129,791
Long-Lived Assets
The following table presents our long-lived assets by geographic area (in thousands):

	As of March 31, 2019	As of December 31, 2018
United States	$77,242	$32,351
EMEA:
Republic of Ireland	46,293	14,698
Other EMEA	3,544	2,450
Total EMEA	49,837	17,148
APAC:
Singapore	20,486	1,117
Other APAC	8,151	5,772
APAC	28,637	6,889
Total	$155,716	$56,388

The carrying values of capitalized internal-use software and intangible assets are excluded from the balance of long-lived assets presented in the table above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 14, 2019. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.
Overview
We are a software development company that provides SaaS products that are intended to help organizations and their customers build better experiences. Our product family is built upon a modern architecture that enables us and our customers to rapidly innovate, adapt our technology in novel ways, and easily integrate with other products and applications. With our origins in customer service, we have evolved our offerings over time to a family of products and a platform that work together to help organizations understand the broader customer journey, improve communications across all channels, and engage where and when it’s needed most.
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
For the three months ended March 31, 2019 and 2018, our revenue was $181 million and $130 million, respectively, representing a 40% growth rate. For the three months ended March 31, 2019 and 2018, we derived $87 million, or 48%, and $61 million, or 47%, respectively, of our revenue from customers located outside of the United States. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. For the three months ended March 31, 2019 and 2018, we generated net losses of $45 million and $29 million, respectively.
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
Number of Paid Customer Accounts. We believe that our ability to increase our number of paid accounts using our products is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. We define the number of paid customer accounts as the sum of the number of accounts on Zendesk Support, exclusive of our legacy Starter plan, free trials, or other free services, the number of accounts on Chat, exclusive of free trials or other free services, and the number of accounts on all of our other products, exclusive of free trials and other free services, each as of the end of the period and as identified by a unique account identifier. In the quarter ended June 30, 2018, we began to offer an omnichannel subscription, which provides access to multiple products through a single paid customer account, Zendesk Suite. The number of Suite paid customer accounts are included in the number of accounts on products other than Support and Chat, and are not included in the number of paid customer accounts using Support or Chat. Existing customers may also expand their utilization of our products by adding new accounts and a single consolidated organization or customer may have multiple accounts across each of our products to service separate subsidiaries, divisions, or work processes. Each of these accounts is also treated as a separate paid customer account. Other than paid accounts for Zendesk Connect, an increase in the number of paid customer accounts generally correlates to an increase in the number of authorized agents licensed to use our products, which directly affects our revenue and results of operations. We view growth in this metric as a measure of our success in converting new sales opportunities. We had approximately 145,600 paid customer accounts as of March 31, 2019, including approximately 75,600 paid customer accounts on Support, approximately 45,300 paid customer accounts on Chat, and approximately 24,700 paid customer accounts on our other products. As the total number of paid customer accounts increases, we expect the rate of growth in the number of paid customer accounts to decline.
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
Our dollar-based net expansion rate is based upon our annual recurring revenue for a set of paid customer accounts on our products. Annual recurring revenue is determined by multiplying monthly recurring revenue by 12. Monthly recurring revenue for a paid customer account is a legal and contractual determination made by assessing the contractual terms of each paid customer account, as of the date of determination, as to the revenue we expect to generate in the next monthly period for that paid customer account, assuming no changes to the subscription and without taking into account any usage above the subscription base, if any, that may be applicable to such subscription. Monthly recurring revenue is not determined by reference to historical revenue, deferred revenue, or any other United States generally accepted accounting principles, or GAAP, financial measure over any period. It is forward-looking and contractually derived as of the date of determination.
We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate annual recurring revenue across our products from paid customer accounts as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate annual recurring revenue across our products from the same customer base included in our measure of base revenue at the end of the annual period being measured. Our dollar-based net expansion rate is also adjusted to eliminate the effect of certain activities that we identify involving consolidation of customer accounts, or the split of a single paid customer account into multiple paid customer accounts. In addition, our dollar-based net expansion rate is adjusted to include paid customer accounts in the customer base used to determine retained revenue net of contraction and churn that share common corporate information with customers in the customer base that is used to determine our base revenue. Giving effect to this consolidation results in our dollar-based net expansion rate being calculated across approximately 102,200 customers, as compared to the approximately 145,600 total paid customer accounts as of March 31, 2019. To the extent that we can determine that the underlying customers do not share common corporate information, we do not aggregate paid customer accounts associated with reseller and other similar channel arrangements for the purposes of determining our dollar-based net expansion rate. While not material, we believe the failure to account for these activities would otherwise skew our dollar-based net expansion metrics associated with customers that maintain multiple paid customer accounts across their products, and paid customer accounts associated with reseller and other similar channel arrangements.
Our dollar-based net expansion rate was 118% as of March 31, 2019. We expect that, among other factors, our continued focus on adding larger paid customer accounts at the time of addition and the growth in our revenue will result in an overall decline in our dollar-based net expansion rate over time as our aggregate annual recurring revenue grows.
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
Subscription fees are generally non-refundable regardless of the actual use of the service. Subscription revenue is typically affected by the number of customer accounts, number of agents, and the type of plan purchased by our customers, and is recognized ratably over the term of the arrangement beginning on the date that our services are made available to our customers. Subscription services purchased online are typically paid for via a credit card on the date of purchase while subscription services purchased through our internal sales organization are generally billed with monthly, quarterly, or annual payment frequencies. Due to our mixed contract lengths and billing frequencies, the annualized value of the arrangements we enter into with our customers may not be fully reflected in deferred revenue at any single point in time. Accordingly, we do not believe that the change in deferred revenue for any period provides sufficient context to accurately predict our future revenue for a given period of time. Additionally, because of the mix of contract lengths, customer purchasing patterns, and renewal patterns for our products, we similarly do not believe that the amount of unsatisfied performance obligations, or any backlog calculated therefrom, measured as of any particular determination date, or period-over-period changes in such amounts, provides sufficient context to accurately predict our future revenue for any future period, and we caution you not to rely on such amounts for that purpose.

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

We utilize third-party managed hosting facilities located in North America, Europe, Asia and Australia to host our services, support our infrastructure, and support certain research and development functions. In the first quarter of 2019, we completed transitioning support of our customers from our self-managed colocation data centers to third-party managed hosting services.
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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended March 31,
	2019	2018
Revenue	$181,484	$129,791
Cost of revenue (1)	55,654	39,056
Gross profit	125,830	90,735
Operating expenses (1):
Research and development	46,791	37,085
Sales and marketing	91,700	65,058
General and administrative	31,253	22,207
Total operating expenses	169,744	124,350
Operating loss	(43,914)	(33,615)
Other income (expense), net:
Interest income	5,472	1,519
Interest expense	(6,544)	(764)
Other income, net	700	245
Total other income (expense), net	(372)	1,000
Loss before provision for (benefit from) income taxes	(44,286)	(32,615)
Provision for (benefit from) income taxes	434	(3,290)
Net loss	$(44,720)	$(29,325)
______________
(1) Includes share-based compensation expense as follows:

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$4,937	$3,098
Research and development	11,636	10,231
Sales and marketing	12,399	8,007
General and administrative	7,685	5,652

	Three Months Ended March 31,
	2019	2018
Revenue	100.0%	100.0%
Cost of revenue (2)	30.7	30.1
Gross profit	69.3	69.9
Operating expenses (2):
Research and development	25.8	28.6
Sales and marketing	50.5	50.1
General and administrative	17.2	17.1
Total operating expenses	93.5	95.8
Operating loss	(24.2)	(25.9)
Other income (expense), net:
Interest income	3.0	1.2
Interest expense	(3.6)	(0.6)
Other income, net	0.4	0.2
Total other income (expense), net	(0.2)	0.8
Loss before provision for (benefit from) income taxes	(24.4)	(25.1)
Benefit from income taxes	0.2	(2.5)
Net loss	(24.6)%	(22.6)%
______________
(2) Includes share-based compensation expense as follows:

	Three Months Ended March 31,
	2019	2018
Cost of revenue	2.7%	2.4%
Research and development	6.4	7.9
Sales and marketing	6.8	6.2
General and administrative	4.2	4.4

Revenue

	Three Months Ended March 31,
	2019	2018	% Change
	(In thousands, except percentages)
Revenue	$181,484	$129,791	40%
Revenue increased $52 million, or 40%, in the three months ended March 31, 2019 compared to the same period in 2018. The increase in revenue was primarily due to the increase of subscription services revenue from new customer contracts, as well as expansions from existing customers.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2019	2018	% Change
	(In thousands, except percentages)
Cost of revenue	$55,654	$39,056	42%
Gross margin	69.3%	69.9%
Cost of revenue increased $17 million, or 42%, in the three months ended March 31, 2019, compared to the same period in 2018. The overall increase was primarily due to increased employee compensation-related costs of $7 million, driven by headcount growth, increased hosting costs of $4 million, and increased third-party license fees of $2 million. The increase in hosting costs was driven by an increase in expenditures for third-party managed hosting services, partially offset by lower depreciation from our self-managed colocation data centers in connection with our transition to third-party managed hosting services. The increase in third-party license fees was driven by increased customer usage of certain product features. Further contributing to the overall increase was an increase in allocated shared facilities and information technology costs of $1 million.
Our gross margin decreased by 0.6 percentage points in the three months ended March 31, 2019, compared to the same period in 2018, driven primarily by lower capitalization of employee compensation for internal-use software due to timing of projects and increased amortization expense of acquired intangible assets from our acquisition of FutureSimple Inc. The overall decrease was partially offset by a lower depreciation from our self-managed colocation data centers in connection with our transition to third-party managed hosting services.
Operating Expenses
Research and Development Expenses

	Three Months Ended March 31,
	2019	2018	% Change
	(In thousands, except percentages)
Research and development	$46,791	$37,085	26%
Research and development expenses increased $10 million, or 26%, in the three months ended March 31, 2019, compared to the same period in 2018. The overall increase was primarily due to increased employee compensation-related costs of $7 million, driven by headcount growth. Further contributing to the overall increase was an increase in allocated shared costs of $1 million.
Sales and Marketing Expenses

	Three Months Ended March 31,
	2019	2018	% Change
	(In thousands, except percentages)
Sales and marketing	$91,700	$65,058	41%
Sales and marketing expenses increased $27 million, or 41%, in the three months ended March 31, 2019, compared to the same period in 2018. The overall increase was primarily due to increased employee compensation-related costs, including amortization of deferred commissions, of $17 million, driven by headcount growth, and an increase in marketing program costs of $3 million. The increase in marketing program costs was primarily driven by increased volume of marketing and advertising activities. Further contributing to the overall increase was an increase in allocated shared costs of $3 million.
General and Administrative Expenses

	Three Months Ended March 31,
	2019	2018	% Change
	(In thousands, except percentages)
General and administrative	$31,253	$22,207	41%
General and administrative expenses increased $9 million, or 41%, in the three months ended March 31, 2019, compared to the same period in 2018. The overall increase was primarily due to increased employee compensation-related costs of $6 million, driven by headcount growth. Further contributing to the overall increase was an increase in allocated shared costs of $1 million.
Other Income (Expense), Net

	Three Months Ended March 31,
	2019	2018	% Change
	(In thousands, except percentages)
Interest income	$5,472	$1,519	260%
Interest expense	(6,544)	(764)	*
Other income (expense), net	700	245	*
* not meaningful
Interest income increased $4 million in the three months ended March 31, 2019, compared to the same period in 2018, primarily due to the increase in the amount of marketable securities from the proceeds received from our convertible senior notes. Interest expense increased $6 million in the three months ended March 31, 2019, due to the issuance of our convertible senior notes.
Liquidity and Capital Resources
As of March 31, 2019, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $845 million, which were held for working capital and general corporate purposes. Our cash equivalents and marketable securities are comprised of corporate bonds, asset-backed securities, U.S. Treasury securities, money market funds, commercial paper, agency securities, and certificates of deposit.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$18,969	$16,242
Net cash used in investing activities	(17,286)	(25,228)
Net cash provided by financing activities	14,436	508,678
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
Net cash provided by operating activities in the three months ended March 31, 2019 was $19 million, reflecting our net loss of $45 million, adjusted by non-cash charges including share-based compensation expense of $37 million, depreciation and amortization of $9 million, amortization of deferred costs of $7 million, amortization of debt discount and issuance costs of $6 million, and net changes in operating assets and liabilities of $5 million. The net changes in operating assets and liabilities were primarily attributable to an increase in accounts payable of $16 million due to timing of payments and an increase in deferred revenue of $12 million due to sales growth and the timing of customer billings. These sources of cash flow were primarily offset by an increase in deferred costs of $10 million, primarily including sales commissions, and an increase in accounts receivable of $7 million due to the timing of customer billings and collections.

Net cash provided by operating activities in the three months ended March 31, 2018 was $16 million, reflecting our net loss of $29 million, adjusted by non-cash charges including share-based compensation expense of $27 million, depreciation and amortization of $10 million, amortization of deferred costs of $5 million, and net changes in operating assets and liabilities of $3 million. The net changes in operating assets and liabilities were primarily attributable to an increase in deferred revenue of $11 million and a decrease in accounts receivable of $4 million due to the timing of customer billings and collections and sales growth. These sources of cash flow were offset by an increase in deferred costs of $7 million, primarily including sales commissions, and an increase in prepaid expenses and other current assets of $3 million driven by overall growth in our business.
Investing Activities
Net cash used in investing activities in the three months ended March 31, 2019 of $17 million was primarily attributable to purchases of marketable securities of $6 million, net of sales and maturities, purchases of property and equipment of $9 million, primarily associated with leasehold improvements for newly leased office facilities, and capitalized internal-use software costs of $1 million related to the development of additional features and functionality for our platform.
Net cash used in investing activities in the three months ended March 31, 2018 of $25 million was primarily attributable to purchases of marketable securities of $16 million, net of sales and maturities, purchases of property and equipment of $7 million, primarily associated with newly leased office facilities, and capitalized internal-use software costs of $2 million related to the development of additional features and functionality for our platform.
Financing Activities
Net cash provided by financing activities in the three months ended March 31, 2019 of $14 million was primarily attributable to proceeds from our employee stock purchase plan of $8 million, and proceeds from exercises of employee stock options of $8 million, partially offset by payments for withholding taxes related to net share settlement of RSUs of $2 million.
Net cash provided by financing activities in the three months ended March 31, 2018 of $509 million was primarily attributable to proceeds from the issuance of our convertible senior notes of $562 million, proceeds from the exercise of employee stock options of $6 million, and proceeds from our employee stock purchase plan of $5 million, partially offset by the purchase of the capped call in connection with the issuance of our convertible senior notes of $64 million.
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

There were no changes to our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 14, 2019, that had a material impact on our condensed consolidated financial statements and related notes.

Recently Issued and Adopted Accounting Pronouncements
Refer to Note 1 of the notes to our condensed consolidated financial statements for a summary of recently issued and adopted accounting pronouncements.
Contractual Obligations and Other Commitments
Our principal commitments consist of our convertible senior notes, obligations under our operating leases for office space, and contractual commitments for third-party managed hosting and other support services. There were no material changes to our commitments under contractual obligations from those disclosed in our audited consolidated financial statements for the year ended December 31, 2018.

Off-Balance Sheet Arrangements
Through March 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Rate Risk
While we primarily transact with customers in the U.S. dollar, we also transact in foreign currencies, including the Euro, British Pound Sterling, Australian Dollar, Singapore Dollar, Danish Krone, Brazilian Real, Philippine Peso, Japanese Yen, Indian Rupee, Polish Zloty and Mexican Peso, due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. dollar for all international subsidiaries. Changes in the value of foreign currencies relative to the U.S. dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and marketable securities for the three months ended March 31, 2019.
We operate a hedging program to mitigate the impact of foreign currency fluctuations on our cash flows and earnings. For additional information, see Note 3 of the notes to our condensed consolidated financial statements.
Interest Rate Sensitivity
We had cash, cash equivalents, and marketable securities totaling $845 million as of March 31, 2019, of which $764 million was invested in corporate bonds, asset-backed securities, U.S. Treasury securities, money market funds, commercial paper, agency securities, and certificates of deposit. The cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of March 31, 2019, an immediate increase of 100-basis points in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $7 million. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity or declines in fair value are determined to be other than temporary.

In March 2018, we issued $575 million aggregate principal amount of 0.25% convertible senior notes due 2023. The fair value of our convertible senior notes is subject to interest rate risk, market risk and other factors due to the conversion feature. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of our convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the convertible senior notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.
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
We derive, and expect to continue to derive, substantially all of our revenue and cash flows from sales of subscriptions to Support. As such, the market acceptance of this product is critical to our success. Demand for our products is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our products by customers for existing and new use cases, the timing of development and release of new products, features, and functionality introduced by our competitors, technological change, and growth or contraction in our addressable market. We expect that an increasing focus on the customer experience and the growth of various communications channels will profoundly impact the market for our software and blur distinctions between traditionally separate systems for customer support, customer engagement and retention software, sales force automation, marketing automation, and customer relationship management, enabling new competitors to emerge. If we are unable to meet customer demands to improve relationships between organizations and their customers through flexible solutions designed to address all these needs or otherwise achieve more widespread market acceptance of our products, our business, results of operations, financial condition, and growth prospects will be adversely affected.
We have a history of losses and we expect our revenue growth rate to decline. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain our profitability.
We have incurred net losses in each year since our inception, including net losses of $45 million and $29 million in the three months ended March 31, 2019 and 2018, respectively. We had an accumulated deficit of $574 million as of March 31, 2019. For the three months ended March 31, 2019 and 2018, our revenue was $181 million and $130 million, respectively, representing a 40% growth rate. Our historical revenue growth has been inconsistent, and should not be considered indicative of our future performance. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

•
development of our family of products, including investments in our research and development team, ,improvements to the scalability, availability, and security of our products, and the integration of acquired products into our platform;

•	the development or acquisition of new products, features, and functionality,

•	enhancements to our network operations and infrastructure;

•	sales and marketing, including an expansion of our direct sales organization;

•	continued international expansion in an effort to increase our customer base and sales; and

•	general administration, including legal, accounting, and other expenses related to being a public company.
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
As we target more of our sales efforts to larger organizations, we expect to incur higher costs and longer sales cycles, and we may be less effective at predicting when we will complete these sales. In this market segment, the decision to subscribe to one or more of our products may require the approval of a greater number of technical personnel and management levels within a potential customer’s organization than we have historically encountered, and if so, these types of sales would require us to invest more time educating these potential customers on the benefits of our products. In addition, larger organizations may demand more features and integration services. We have limited experience in developing and managing sales channels and distribution arrangements for larger organizations. As a result of these factors, these sales opportunities may require us to devote greater research and development, sales, marketing events, product support, and professional services resources to individual customers, resulting in increased costs and reduced profitability, and would likely lengthen our typical sales cycle, which could strain our resources. Moreover, these transactions may require us to delay recognizing portions of the associated revenue we derive from these customers until any technical or implementation requirements have been met, and larger customers may demand discounts to the subscription prices they pay for our products. Furthermore, because we have limited experience selling to larger organizations, our investment in marketing our products to these potential customers may not be successful, which could harm our results of operations and our overall ability to grow our customer base. Following sales to larger organizations, we may have fewer opportunities to expand usage of our products or to sell additional functionality, and we may experience increased subscription terminations as compared to our experience with smaller organizations, any of which could harm our results of operations.
As we target larger organizations, we may need to divert a greater percentage of personnel and investments away from support of smaller organizations, resulting in an increasing churn in such segment and a negative effect on our results of operations. Additionally, as support and sales to larger organizations generally require different types of personnel and investments than those required to support sales to smaller organizations, we may need to commit greater resources to delivering a consistent approach and our costs may rise. For example, we may become increasingly reliant on our professional services to customize our offerings as we offer more features and functionality that are geared towards larger enterprises, which may disproportionately require greater diversion of internal resources for a result relevant to a smaller number of customers.
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
We face competition from in-house software systems, large integrated systems vendors, and smaller companies offering alternative SaaS applications. Our competitors vary in size and in the breadth and scope of the products and services they offer. For larger organizations, we compete with customer software systems and large enterprise software vendors such as salesforce.com, Inc., Oracle Corporation, Microsoft Corporation, and ServiceNow, Inc., each of which may have greater operational flexibility to bundle competing products and services with other software offerings, or offer them at a lower price than our current Suite offering, which will negatively affect our competitiveness for that offering. In addition, we compete with a number of other SaaS providers with focused applications competitive to one or more of our products that our potential customers may elect to use in lieu of our products, and such providers may be able to offer their products at a lower price due to the focused nature of their applications. Further, other established SaaS providers not currently focused on the functionality that our products provide may expand their services to compete with us. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Additionally, some existing and potential customers, particularly large organizations, have elected, and may in the future elect, to develop their own internal customer support software system. Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult for us to compete with them. Additionally, as our offerings expand to adjacent markets, such as sales force automation and platform-based features and functionality, in which we may not have the operational history or familiarity, we may find it difficult to compete with established vendors in those markets. For all of these reasons, we may not be able to compete successfully against our current and future competitors or retain existing customers, which would harm our business.
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
Additionally, as we expand our offerings to increasingly appeal to larger enterprises and such customers agree to longer contractual terms with subscriptions to additional products, if and when such larger enterprise customers decide not to renew their contractual arrangement, the negative impact on our results and operations will accordingly be increasingly larger.
Failure to effectively expand and maintain our sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products.
Increasing our customer base and achieving broader market acceptance of our products will depend, to a significant extent, on our ability to effectively expand and maintain our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain certain of our new customers, including larger organizations. We plan to continue to expand our direct sales force both domestically and internationally to increase our sales capacity. During the twelve months ended March 31, 2019, our sales and marketing organization increased by approximately 330 employees to approximately 1,040 employees. There is significant competition for experienced sales and marketing professionals with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales and marketing professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Our recent hires and planned hires may not become as productive as we anticipate as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. We cannot predict whether, or to what extent, our sales will increase as we expand our sales and marketing functions or how long it will take for new personnel to become productive. Our business will be harmed if our sales and marketing efforts do not generate a significant increase in revenue.
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
Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if announced, may not be completed. For one or more of these transactions, we may:

•	issue additional equity securities that would dilute our existing stockholders;

•	use cash that we may need in the future to operate our business;

•	encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures;

•	incur large charges or substantial liabilities;

•	incur debt on terms unfavorable to us or that we are unable to repay;

•	divert our resources to understand and comply with new jurisdictions if such acquired company is in a new country; and

•	become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges.
If we are not able to develop enhancements to our products or introduce new products and services that achieve market acceptance and that keep pace with technological developments, our business would be harmed.
Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our products and to introduce new products and services. In order to grow our business, we must research and develop products and services that reflect the changing nature of customer service, and expand beyond customer service to other areas of improving relationships between organizations and their customers. In the three months ended March 31, 2019 and 2018, our research and development expenses was 26% and 29% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our operating results may be harmed and we may not realize the expected benefits of our strategy.
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
We generally charge our customers for their use of our products based on the number of users they enable as “agents” under their customer account, as well as the features and functionality enabled. The features and functionality we provide within our products enable our customers to promote customer self-service and otherwise efficiently and cost-effectively address product support requests without the need for substantial human interaction. As a result of these features, customer agent staffing requirements may be minimized and our revenue may be adversely impacted. Conversely, customers may overestimate their agent needs when they initially use our products, negatively affecting our ability to accurately forecast the number of agents our customers need in a period. Additionally, other than subscriptions related to our Suite offering, we generally require a separate subscription to enable the functionality of each of our products. We do not know whether our current or potential customers or the market in general will accept this pricing model going forward and, if it fails to gain acceptance, our business and results of operations could be harmed.
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
We have experienced and may continue to experience rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from approximately 2,230 employees as of March 31, 2018 to approximately 2,950 employees as of March 31, 2019. In addition, we have established subsidiaries in Denmark, the United Kingdom, Australia, Ireland, Japan, the Philippines, Brazil, Germany, India, and Mexico since our inception in 2007, and, as a result of acquisitions, we also have subsidiaries in Singapore, France, and Poland. We may continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of customers, end users, transactions, and data that our products support. Finally, our organizational structure is becoming more complex and we may need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures, to manage this complexity. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, simplicity in design, and attention to customer experience that has been critical to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
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
Our quarterly financial results may fluctuate as a result of a variety of other factors, many of which are outside of our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our common stock could decline substantially. Some of the important factors that may cause our revenue, operating results, and cash flows to fluctuate from quarter to quarter include:

•	our ability to attract new customers, retain and increase sales to existing customers, and satisfy our customers’ requirements;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	changes in our or our competitors’ pricing policies;

•	the rate of expansion and productivity of our sales force;

•	security breaches, technical difficulties, or service interruptions to our products;

•	the number of new employees added to our company in a given period;

•	new products, features, or functionalities introduced by our competitors;

•	our investments in and our ability to successfully sell newly developed or acquired products, features, or functionality;

•	our ability to meet the increasing expectations on product functionality of larger enterprises;

•	increasing efforts by our customers to develop native applications as a substitute for our own;

•	the timing of customer payments and payment defaults by customers;

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

Our ongoing and planned expenditures on third-party managed hosting services and remaining expenditures on self-managed colocation data centers are expensive and complex, have resulted, and will result, in a negative impact on our cash flows, and may negatively impact our financial results.
We have made and will continue to make substantial expenditures for third-party managed hosting services to support our growth and provide enhanced levels of service to our customers. We have been continuing to decrease the amount of capital expenditures on hosting equipment for use in our self-managed colocation data centers as we have transitioned to greater dependence on third-party managed hosting services. If costs associated with third-party managed hosting services utilized to support our growth are greater than expected, or if we are required to make larger continuing investments in our self-managed colocation data centers than we anticipated, the negative impact on our operating results would likely exceed our initial expectations. Additionally, due to the difficulty in predicting usage of third-party managed hosting services related to customers recently migrated, we may not be able to accurately forecast our expenditures on such third-party managed hosting services, which may increase the variability of our results of operations. Furthermore, if we determine to no longer utilize our self-managed colocation data centers earlier than we expect, we may be forced to accelerate expense recognition as a result of the shorter estimated life of such assets.

We rely substantially on third-party managed hosting services to support our operations and disruption or interference in such service may negatively impact our business.
Given that we have become significantly reliant on third-party managed hosting services, any significant disruption of or interference in our use of such services will negatively impact our operations and customer satisfaction. Third-party managed hosting services may additionally take actions beyond our control that could seriously harm our business, including:

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
In the three months ended March 31, 2019 and 2018, we derived 48% and 47% of our revenue from customers located outside of the United States, respectively. We are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and product support operations in certain countries across North America, Europe, Australia, Asia, and South America. To date a very limited portion of our sales has been driven by resellers or other channel partners. We believe our ability to convince new customers to subscribe to our products or to convince existing customers to renew or expand their use of our products is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.
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
In addition, to execute on our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, especially in Dublin, Ireland and Singapore, is intense, especially for engineers experienced in designing and developing software and SaaS applications and experienced sales professionals. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. For example, certain domestic immigration laws restrict or limit our ability to recruit internationally. Any changes to U.S. immigration policies that restrain the flow of technical and professional talent may inhibit our ability to recruit and retain highly qualified employees. Additionally, many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived or actual value of our equity awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

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
In deploying and using our products, our customers depend on our product support team, customer success organization, and our professional services organization to resolve complex technical and operational issues. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for product support. We also may be unable to modify the nature, scope, and delivery of our product support to compete with changes in product support services provided by our competitors. Increased customer demand for product support, without corresponding revenue, could increase costs and adversely affect our operating results. Adoption of Suite and increasing usage by customers of multiple products may additionally increase demand on our product support team and customer success organizations. We may allocate resources to support such increased demand and, as a consequence, our support of any individual product may suffer. Additionally, we may be unable to develop our customer success organization to continue to support the increasing level of complexity that larger enterprise customers require while maintaining the same level of engagement across all customers. For example, adoption of feature and functionality related to our platform offering may increase demand on our professional services organization as customers may increasingly demand platform-related features that may not currently exist.
Our sales are highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality product support, or a market perception that we do not maintain high-quality product support, maintain a high complexity customer success organization, or maintain an adaptive and responsive professional services organization, could adversely affect our reputation, our ability to sell our products to existing and prospective customers, and our business, operating results, and financial position.
We are highly dependent upon free trials of our products and other inbound lead generation strategies to drive our sales and revenue. If these strategies fail to continue to generate sales opportunities or do not convert into paying customers, our business and results of operations would be harmed.
We are highly dependent upon our marketing strategy of offering free trials of our products and other inbound lead generation strategies to generate sales opportunities. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. Many early users never convert from the trial version of a product to a paid version of such product. Further, we often depend on individuals within an organization who initiate the trial versions of our products being able to convince decision makers within their organization to convert to a paid version. Many of these organizations increasingly have complex and multi-layered purchasing requirements, especially as we continue to target larger organizations and in the case of our sales force automation software and features and functionality related to our platform offering, increasingly target decision makers that are not in the customer support organizations we have traditionally targeted. To the extent that these users do not become, or are unable to convince others to become, paying customers, we will not realize the intended benefits of this marketing strategy and our ability to grow our revenue will be adversely affected.
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
Personal privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions where we offer our products. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state, and foreign government bodies and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use, and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and consumer protection agencies. For example, California recently enacted the California Consumer Privacy Act, orCCPA that will, among other things, require covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA recently was amended, and it is possible that it will be amended again before it goes into effect. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. On May 25, 2018, the European General Data Protection Regulation, or the GDPR, became effective, which imposes additional obligations and risks upon our business. Compliance with GDPR has and will continue to require valuable management and employee time and resources, and failure to comply with GDPR could trigger severe penalties, including steep fines of up to €20 million or 4% of global annual revenue, whichever is higher, and could reduce demand for our products. In many jurisdictions enforcement actions and consequences for non-compliance are also rising.
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
Our products must integrate with a variety of network, hardware, and software platforms, and we need to continuously modify and enhance our products to adapt to changes in cloud-enabled hardware, software, networking, browser, and database technologies. In particular, we have developed our products to be able to easily integrate with third-party SaaS applications, including the applications of software providers that compete with us, through the interaction of application platform interfaces, or APIs. To date, we have not typically relied on a long-term written contract to govern our relationship with these providers. Instead, we are typically subject to the standard terms and conditions for application developers of such providers, which govern the distribution, operation, and fees of such software systems, and which are subject to change by such providers from time to time. To the extent that we do not have long-term written contracts to govern our relationship with these providers, we rely on the fact that the providers of such software systems continue to allow us access to their APIs to enable these customer integrations. Our business may be harmed if any provider of such software systems:

•	discontinues or limits our access to its APIs;

•	modifies its terms of service or other policies, including increasing fees charged to, or other restrictions on us or other application developers;

•	changes how customer information is accessed by us or our customers;

•	establishes more favorable relationships with one or more of our competitors; or

•	otherwise favors its own competitive offerings over ours.
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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2019, we had a net balance of $144 million of goodwill and intangible assets related to prior acquisitions. An adverse change in market conditions, particularly a change resulting in a significant decrease in our share price, or if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2018, we had federal and state net operating loss carryforwards, or NOLs, of $696 million and $303 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, including in connection with our initial public offering or our follow-on public offering. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. Our NOLs generated before fiscal year 2018 are subject to a 20-year carryover limitation and may expire if unused within that period. There is also a risk that due to legislative changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. In addition, under the Tax Cuts and Jobs Act, or the Tax Act, the amount of NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.
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
As of March 31, 2019, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 28% of our outstanding common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to exert significant influence in matters requiring stockholder approval. For example, these stockholders may be able to exert significant influence in elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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

Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. Upon conversion, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases in connection with such conversion and our ability to pay may additionally be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture governing the Notes or to pay any cash payable on future conversions as required by such indenture would constitute a default under such indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof. Additionally, subject to certain exceptions, if we fail to timely file any document or report required under the Securities and Exchange Act of 1934, in certain circumstances we may be required to pay, additional interest of up to 0.50% per annum on our Notes in order to avoid an event of default under the indenture, which may affect our ability to repay the Notes. Furthermore, if we do not remedy such failure within 360 days after receiving notice thereof from the noteholders, there would be an event of default under the indenture.

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

Zendesk, Inc.
Date: May 2, 2019	By:	/s/ Elena Gomez
Elena Gomez
Chief Financial Officer (Principal Financial and Accounting Officer)