Form 10-Q
period 2019-06-30
Zendesk, Inc.
filed 2019-08-02
CIK 1463172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File Number: 001-36456

ZENDESK, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware			26-4411091
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1019 Market Street	San Francisco	California	94103
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code: (415) 418-7506

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ZEN	New York Stock Exchange

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
As of July 31, 2019, there were 110,983,797 shares of the registrant’s common stock outstanding.

ZENDESK, INC.

PART I — FINANCIAL INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our future financial performance, including our revenue, cost of revenue, gross profit, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;

•	the sufficiency of our cash and cash equivalents and marketable securities to meet our liquidity needs;

•	our ability to effectively manage our growth and future expenses;

•	our ability to attract and retain customers to use our products, and our ability to optimize the pricing for such products;

•	the evolution of technology affecting our products, services, and markets;

•	worldwide economic conditions and their impact on information technology spending;

•	our ability to innovate and provide a superior customer experience;

•	our ability to successfully expand in our existing markets and into new markets;

•	the attraction and retention of qualified employees and key personnel;

•	the increased expenses and administrative workload associated with being a public company;

•	our ability to introduce and market new products and to integrate such products into our infrastructure;

•	our ability to maintain, protect, and enhance our intellectual property;

•	our ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations;

•	our ability to securely maintain customer data;

•	our ability to service the interest on our convertible notes and repay such notes, if required;

•	our ability to successfully integrate people, products, technology and services following completion of acquisitions; and

•	our ability to maintain and enhance our brand.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ZENDESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and shares)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$171,218	$126,518
Marketable securities	255,930	300,213
Accounts receivable, net of allowance for doubtful accounts of $3,252 and $2,571 as of June 30, 2019 and December 31, 2018, respectively	105,806	85,280
Deferred costs	30,259	24,712
Prepaid expenses and other current assets	45,697	35,873
Total current assets	608,910	572,596
Marketable securities, noncurrent	371,245	393,671
Property and equipment, net	87,520	75,654
Deferred costs, noncurrent	31,805	26,914
Lease right-of-use assets	102,702	—
Goodwill and intangible assets, net	212,436	146,327
Other assets	24,379	22,717
Total assets	$1,438,997	$1,237,879
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$38,887	$16,820
Accrued liabilities	36,598	34,097
Accrued compensation and related benefits	51,955	46,603
Deferred revenue	286,552	245,243
Lease liabilities	22,784	—
Convertible senior notes, net	470,641	—
Total current liabilities	907,417	342,763
Convertible senior notes, net	—	458,176
Deferred revenue, noncurrent	797	2,719
Lease liabilities, noncurrent	97,860	—
Other liabilities	5,946	17,300
Total liabilities	1,012,020	820,958
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,106	1,080
Additional paid-in capital	1,053,488	950,693
Accumulated other comprehensive gain (loss)	772	(5,724)
Accumulated deficit	(628,389)	(529,128)
Total stockholders’ equity	426,977	416,921
Total liabilities and stockholders’ equity	$1,438,997	$1,237,879

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$194,583	$141,882	$376,068	$271,673
Cost of revenue (1)	57,670	44,160	113,324	83,216
Gross profit	136,913	97,722	262,744	188,457
Operating expenses (1):
Research and development	50,510	37,624	97,301	74,708
Sales and marketing	94,746	69,450	186,447	134,508
General and administrative	43,019	24,245	74,271	46,452
Total operating expenses	188,275	131,319	358,019	255,668
Operating loss	(51,362)	(33,597)	(95,275)	(67,211)
Other income (expense), net:
Interest income	5,294	3,826	10,766	5,344
Interest expense	(6,614)	(6,289)	(13,158)	(7,053)
Other income (expense), net	(1,268)	27	(570)	272
Total other income (expense), net	(2,588)	(2,436)	(2,962)	(1,437)
Loss before provision for (benefit from) income taxes	(53,950)	(36,033)	(98,237)	(68,648)
Provision for (benefit from) income taxes	591	(1,667)	1,024	(4,957)
Net loss	$(54,541)	$(34,366)	$(99,261)	$(63,691)
Net loss per share, basic and diluted	$(0.50)	$(0.33)	$(0.91)	$(0.61)
Weighted-average shares used to compute net loss per share, basic and diluted	109,986	105,000	109,312	104,350
(1) Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$5,246	$3,474	$10,183	$6,572
Research and development	11,911	9,529	23,548	19,758
Sales and marketing	13,575	9,178	25,973	17,186
General and administrative	13,019	5,967	20,704	11,619

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(54,541)	$(34,366)	$(99,261)	$(63,691)
Other comprehensive gain (loss), before tax:
Net unrealized gain (loss) on available-for-sale investments	2,291	13	5,633	(623)
Foreign currency translation loss	—	—	—	(12)
Net unrealized gain (loss) on derivative instruments	1,452	(3,132)	2,576	(3,874)
Other comprehensive gain (loss), before tax	3,743	(3,119)	8,209	(4,509)
Tax effect	(641)	1,082	(1,713)	1,082
Other comprehensive gain (loss), net of tax	3,102	(2,037)	6,496	(3,427)
Comprehensive loss	$(51,439)	$(36,403)	$(92,765)	$(67,118)

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Three Months Ended June 30, 2019						Three Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	109,260	$1,092	$994,031	$(2,330)	$(573,848)	$418,945	104,263	$1,042	$830,741	$(3,762)	$(427,368)	$400,653
Issuance of common stock upon exercise of stock options	250	2	4,770	—	—	4,772	220	2	3,551	—	—	3,553
Issuance of common stock for settlement of RSUs	814	8	(2,671)	—	—	(2,663)	810	8	(1,421)	—	—	(1,413)
Issuance of common stock in connection with employee stock purchase plan	374	4	15,308	—	—	15,312	390	4	9,470	—	—	9,474
Share-based compensation	—	—	42,050	—	—	42,050	—	—	28,953	—	—	28,953
Equity component of convertible senior notes	—	—	—	—	—	—	—	—	49	—	—	49
Other comprehensive gain (loss), net of tax	—	—	—	3,102	—	3,102	—	—	—	(2,037)	—	(2,037)
Net loss	—	—	—	—	(54,541)	(54,541)	—	—	—	—	(34,366)	(34,366)
Balances at end of period	110,698	$1,106	$1,053,488	$772	$(628,389)	$426,977	105,683	$1,056	$871,343	$(5,799)	$(461,734)	$404,866

	Six Months Ended June 30, 2019						Six Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	108,037	$1,080	$950,693	$(5,724)	$(529,128)	$416,921	103,121	$1,031	$753,568	$(2,372)	$(398,043)	$354,184
Issuance of common stock upon exercise of stock options	626	5	13,204	—	—	13,209	674	7	9,740	—	—	9,747
Issuance of common stock for settlement of RSUs	1,661	17	(5,096)	—	—	(5,079)	1,498	14	(2,162)	—	—	(2,148)
Issuance of common stock in connection with employee stock purchase plan	374	4	15,308	—	—	15,312	390	4	9,470	—	—	9,474
Share-based compensation	—	—	79,379	—	—	79,379	—	—	56,440	—	—	56,440
Equity component of convertible senior notes	—	—	—	—	—	—	—	—	44,304	—	—	44,304
Other comprehensive gain (loss), net of tax	—	—	—	6,496	—	6,496	—	—	—	(3,427)	—	(3,427)
Net loss	—	—	—	—	(99,261)	(99,261)	—	—	—	—	(63,691)	(63,691)
Other	—	—	—	—	—	—	—	—	(17)	—	—	(17)
Balances at end of period	110,698	$1,106	$1,053,488	$772	$(628,389)	$426,977	105,683	$1,056	$871,343	$(5,799)	$(461,734)	$404,866

See Notes to Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(99,261)	$(63,691)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,701	18,663
Share-based compensation	80,408	55,135
Amortization of deferred costs	14,540	9,530
Amortization of debt discount and issuance costs	12,465	6,650
Other	846	2,299
Changes in operating assets and liabilities:
Accounts receivable	(22,867)	(13,896)
Prepaid expenses and other current assets	(9,154)	(7,425)
Deferred costs	(24,313)	(17,579)
Lease right-of-use assets	9,107	—
Other assets and liabilities	(1,740)	(9,311)
Accounts payable	21,333	10,266
Accrued liabilities	455	11,576
Accrued compensation and related benefits	4,258	4,120
Deferred revenue	39,443	33,601
Lease liabilities	(6,394)	—
Net cash provided by operating activities	36,827	39,938
Cash flows from investing activities
Purchases of property and equipment	(14,154)	(20,036)
Internal-use software development costs	(2,966)	(4,161)
Purchases of marketable securities	(270,823)	(249,011)
Proceeds from maturities of marketable securities	100,296	94,580
Proceeds from sales of marketable securities	243,112	8,848
Cash paid for the acquisition of Smooch, net of cash acquired	(70,794)	—
Purchase of strategic investment	(500)	—
Net cash used in investing activities	(15,829)	(169,780)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $13,506	—	561,493
Purchase of capped call related to convertible senior notes	—	(63,940)
Proceeds from exercises of employee stock options	13,210	9,747
Proceeds from employee stock purchase plan	15,310	9,949
Taxes paid related to net share settlement of share-based awards	(5,079)	(2,146)
Other	—	(1,716)
Net cash provided by financing activities	23,441	513,387
Effect of exchange rate changes on cash, cash equivalents and restricted cash	66	(36)
Net increase in cash, cash equivalents and restricted cash	44,505	383,509
Cash, cash equivalents and restricted cash at beginning of period	128,876	110,888
Cash, cash equivalents and restricted cash at end of period	$173,381	$494,397

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$171,218	$492,752
Restricted cash included in prepaid expenses and other current assets	1,443	1,021
Restricted cash included in other assets	720	624
Total cash, cash equivalents and restricted cash	$173,381	$494,397

Supplemental cash flow data
Cash paid for interest	$719	$—
Cash paid for taxes	$2,219	$1,545
Non-cash investing and financing activities
Balance of property and equipment in accounts payable and accrued expenses	$12,636	$4,921
Asset retirement obligations incurred	$1,196	$200
Property and equipment acquired through tenant improvement allowances	$414	$4,261
Share-based compensation capitalized in internal-use software development costs	$800	$1,499
Share-based compensation capitalized in deferred costs	$666	$370
Estimated convertible senior notes offering costs incurred but not yet paid	$—	$55

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

•the fair value of asset retirement obligations;
•the fair value and expense recognition for certain share-based awards;
•the preparation of financial forecasts used in currency hedging; and
•the recognition of tax benefits.
These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.
Concentrations of Risk
As of June 30, 2019 and December 31, 2018, no customers represented 10% or greater of our total accounts receivable balance. There were no customers that individually exceeded 10% of our revenue during the three and six months ended June 30, 2019 or 2018.
Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-13, including subsequent amendments, regarding ASC Topic 326 “Measurement of Credit Losses on Financial Instruments,” which modifies the accounting methodology for most financial instruments. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Additionally, any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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
We adopted ASC 842 in the first quarter of 2019 and applied the following practical expedients:

•	comparative periods prior to the adoption date are not adjusted to reflect the new guidance (the modified retrospective method of transition); and

•	the historical determination as to the existence and classification of leases is carried forward for existing contracts as of the adoption date.
The effect of adopting ASC 842 resulted in the recognition of lease right-of-use assets and corresponding lease liabilities on our condensed consolidated balance sheets. As of March 31, 2019, the first quarter of adoption, the aggregate balance of lease right-of-use assets and lease liabilities was $99 million and $114 million, respectively. The standard did not affect our consolidated statement of operations or cash flows.
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

Note 2. Business Combinations
Smooch Technologies Holdings ULC
On May 14, 2019, we completed the acquisition of Smooch Technologies Holdings ULC, or Smooch, a developer of messaging technology. We acquired Smooch for purchase consideration of $72 million in cash. In connection with the acquisition, we incurred transaction costs of $3 million within general and administrative expenses and share-based compensation expense of $5 million, primarily within general and administrative expenses, resulting from the accelerated vesting of certain unvested Smooch stock options because post-combination service requirements were eliminated.
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
The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill generated from the acquisition is primarily attributable to assembled workforce and expected growth from the expansion of the scope of and market opportunity for our products. Goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present. As a result of the structure of the transaction, the balance of goodwill is deductible in the U.S. over 15 years for income tax purposes.

Net tangible assets	$2,053
Net deferred tax liability	(1,326)
Identifiable intangible assets:
Developed technology	8,000
Customer relationships	3,900
Backlog	1,000
Goodwill	58,245
Total purchase consideration	$71,872

The developed technology, customer relationships, and backlog intangible assets were assigned useful lives of 5.5, 8.0, and 2.0 years, respectively.

In connection with the acquisition, we granted cash-based retention awards to certain employees of Smooch, which vest over a required service period. The awards will be recorded as expense and were not included in the total purchase consideration.
From the date of the acquisition, the results of operations of Smooch have been included in and are immaterial to our consolidated financial statements. Pro forma revenue and results of operations have not been presented because the historical results of Smooch are not material to our consolidated financial statements in any period presented.
FutureSimple Inc.
On September 10, 2018, we completed the acquisition of FutureSimple Inc., or FutureSimple, the developer of Base, a sales force automation software product. We acquired FutureSimple for purchase consideration of $81 million in cash. We incurred transaction costs of $2 million in connection with the acquisition, which were included within general and administrative expenses.
The fair value of assets acquired and liabilities assumed was based on a preliminary valuation, and our estimates and assumptions are subject to change within the measurement period. The primary areas that remain preliminary relate to the evaluation of certain tax-related items. The total purchase consideration was allocated to the assets acquired and liabilities assumed as set forth below (in thousands). During the three months ended June 30, 2019, we made certain immaterial adjustments to the preliminary purchase price allocation, which are reflected in the table below.
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

Net tangible liabilities	$(2,966)
Identifiable intangible assets:
Developed technology	19,000
Customer relationships	10,400
Backlog	2,200
Goodwill	52,389
Total purchase consideration	$81,023

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

Note 3. Financial Instruments

Investments
The following tables present information about our financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurement at June 30, 2019
	Level 1	Level 2	Total
Description
Corporate bonds	$—	$436,124	$436,124
Asset-backed securities	—	130,291	130,291
Money market funds	63,341	—	63,341
U.S. treasury securities	—	55,932	55,932
Commercial paper	—	6,927	6,927
Certificates of deposit	—	650	650
Total	$63,341	$629,924	$693,265
Included in cash and cash equivalents			$66,090
Included in marketable securities			$627,175

	Fair Value Measurement at December 31, 2018
	Level 1	Level 2	Total
Description
Corporate bonds	$—	$460,210	$460,210
Asset-backed securities	—	127,078	127,078
U.S. treasury securities	—	58,039	58,039
Money market funds	57,758	—	57,758
Commercial paper	—	38,900	38,900
Agency securities	—	11,256	11,256
Certificates of deposit and time deposits	—	3,200	3,200
Total	$57,758	$698,683	$756,441
Included in cash and cash equivalents			$62,557
Included in marketable securities			$693,884

As of June 30, 2019 and December 31, 2018, there were no securities within Level 3 of the fair value hierarchy. There were no transfers between fair value measurement levels during the three and six months ended June 30, 2019. Gross unrealized gains and losses for cash equivalents and marketable securities as of June 30, 2019 were $5 million and not material, respectively. The aggregate amortized cost basis for cash equivalents and marketable securities as of June 30, 2019 was $689 million. Gross unrealized gains and losses for cash equivalents and marketable securities as of December 31, 2018 were not material. Unrealized losses for securities that have been in an unrealized loss position for more than 12 months as of June 30, 2019 and December 31, 2018 were not material.
The following table classifies our marketable securities by contractual maturity (in thousands):

	June 30, 2019	December 31, 2018
Due in one year or less	$255,930	$300,213
Due after one year and within five years	371,245	393,671
Total	$627,175	$693,884

As of June 30, 2019 and December 31, 2018, the balance of strategic investments without readily determinable fair values was $11 million and $10 million, respectively. There have been no adjustments to the carrying values of strategic investments resulting from impairments or observable price changes.
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
As of June 30, 2019, the balance of AOCI included an unrecognized net gain of $1 million related to the changes in the fair value of foreign currency forward contracts designated as cash flow hedges. We expect to reclassify a net gain of $1 million into earnings over the next 12 months associated with our cash flow hedges.
The following tables present information about our derivative instruments on our consolidated balance sheets (in thousands):

	June 30, 2019
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$1,905	Accrued liabilities	$2,500
Total		$1,905		$2,500

	December 31, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$2,047	Accrued liabilities	$4,862
Total		$2,047		$4,862

Our foreign currency forward contracts had a total notional value of $227 million and $200 million as of June 30, 2019 and December 31, 2018, respectively. We have a master netting arrangement with each of our counterparties, which permit net settlement of multiple, separate derivative contracts with a single payment. We may also be required to exchange cash collateral with certain of our counterparties on a regular basis. GAAP permits companies to present the fair value of derivative instruments on a net basis according to master netting arrangements. We have elected to present our derivative instruments on a gross basis in our consolidated financial statements. We do not enter into any derivative contracts for trading or speculative purposes. As of June 30, 2019 and December 31, 2018, there was no cash collateral posted with counterparties. All derivatives have been designated as hedging instruments.

The following table presents information about our foreign currency forward contracts on our condensed consolidated statements of operations for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Classification	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings
Revenue	$589	$1,032
Cost of revenue	(393)	(867)
Research and development	(331)	(765)
Sales and marketing	(630)	(1,420)
General and administrative	(221)	(497)
Total	$(986)	$(2,517)

The gain recognized in AOCI related to foreign currency forward contracts was not material for the three and six months ended June 30, 2019.
The loss recognized in AOCI related to foreign currency forward contracts was $3 million for both the three and six months ended June 30, 2018. The gain reclassified from AOCI into earnings related to foreign currency forward contracts was not material and $1 million for the three and six months ended June 30, 2018, which was included within revenue, cost of revenue and operating expenses on our consolidated statements of operations.

The cash flow effects related to foreign currency forward contracts are included within operating activities on our consolidated statements of cash flows.
Convertible Senior Notes
As of June 30, 2019, the fair value of our convertible senior notes was $877 million. The fair value was determined based on the quoted price of the convertible senior notes in an inactive market on the last traded day of the quarter and has been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $89.03 on the last trading day of the quarter, the if-converted value of our convertible senior notes exceeded the principal amount of $575 million as of June 30, 2019.
Note 4. Costs to Obtain Customer Contracts
The balances of deferred costs to obtain customer contracts were $62 million and $52 million as of June 30, 2019 and December 31, 2018, respectively. Amortization expense for these deferred costs was $8 million and $5 million for the three months ended June 30, 2019 and 2018, respectively, and $15 million and $10 million for the six months ended June 30, 2019 and 2018, respectively. There were no impairment losses related to these deferred costs for the periods presented.

Note 5. Property and Equipment
Property and equipment, net consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Leasehold improvements	$58,844	$51,832
Capitalized internal-use software	39,264	36,444
Computer equipment and licensed software and patents	23,345	21,100
Furniture and fixtures	12,055	11,550
Construction in progress	19,026	10,538
Hosting equipment	—	34,105
Total	152,534	165,569
Less: accumulated depreciation and amortization	(65,014)	(89,915)
Property and equipment, net	$87,520	$75,654

Depreciation expense was $5 million and $7 million for the three months ended June 30, 2019 and 2018, respectively, and $10 million and $13 million for the six months ended June 30, 2019 and 2018, respectively.
Amortization expense of capitalized internal-use software was $2 million and $1 million for the three months ended June 30, 2019 and 2018, respectively, and $3 million for each of the six months ended June 30, 2019 and 2018. The carrying value of capitalized internal-use software as of June 30, 2019 and December 31, 2018 was $20 million and $19 million, respectively, including $3 million in construction in progress for both periods.

During the first quarter of 2019, we completed the transition from our self-managed colocation data centers to third-party managed hosting services, at which time, we concluded that these assets met the criteria to be classified as held for sale. Accordingly, these assets were written down to their estimated salvage value and reclassified from property and equipment to other current assets, with $34 million and $33 million being reclassified from hosting equipment and accumulated depreciation respectively, for a net amount of $1 million.

Note 6. Leases
We lease office space under noncancelable operating leases with various expiration dates. Additionally, we are the sublessor for certain office space. All of our office leases are classified as operating leases with lease expense recognized on a straight-line basis over the lease term.

Lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The lease right-of-use assets also include any lease payments made and exclude lease incentives such as tenant improvement allowances. Options to extend the lease term are included in the lease term when it is reasonably certain that we will exercise the extension option.
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
The following tables present information about leases on our consolidated balance sheet (in thousands):

June 30, 2019
Assets
Lease right-of-use assets	$102,702
Liabilities
Lease liabilities	22,784
Lease liabilities, noncurrent	97,860

As of June 30, 2019, the weighted average remaining lease term was 6.1 years and the weighted average discount rate was 5.3%.
The following table presents information about leases on our consolidated statement of operations (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense	$5,794	$10,839
Short-term lease expense	995	1,869
Variable lease expense	2,343	3,228
Sublease income	392	793

The following table presents supplemental cash flow information about our leases (in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$8,343
Operating lease assets obtained in exchange for new lease liabilities	27,541

As of June 30, 2019, remaining maturities of lease liabilities are as follows:

Remainder of 2019	$13,474
2020	27,741
2021	25,263
2022	23,768
2023	17,137
Thereafter	33,076
Total lease payments	140,459
Less imputed interest	19,815
Total	$120,644

The table above excludes future payments of $3 million related to signed leases that have not yet commenced.

Note 7. Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2019 are as follows (in thousands):

Balance as of December 31, 2018	$111,584
Goodwill acquired	58,245
Goodwill adjustments	(240)
Balance as of June 30, 2019	$169,589

Acquired intangible assets subject to amortization consist of the following (in thousands):

	As of June 30, 2019
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
				(In years)
Developed technology	$39,000	$(11,078)	$27,922	5.2
Customer relationships	15,210	(2,485)	12,725	5.2
Backlog	3,200	(1,000)	2,200	1.5
	$57,410	$(14,563)	$42,847

	As of December 31, 2018
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
				(In years)
Developed technology	$31,000	$(8,151)	$22,849	5.5
Customer relationships	11,310	(1,249)	10,061	4.6
Backlog	2,200	(367)	1,833	1.7
	$44,510	$(9,767)	$34,743

Amortization expense of acquired intangible assets was $3 million and $1 million for the three months ended June 30, 2019 and 2018, respectively, and $5 million and $1 million for the six months ended June 30, 2019 and 2018, respectively.
Estimated future amortization expense as of June 30, 2019 is as follows (in thousands):

Remainder of 2019	$5,647
2020	9,270
2021	7,596
2022	7,430
2023	6,659
Thereafter	6,245
$42,847

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

For more than 20 trading days during the 30 consecutive trading days ended June 30, 2019, the last reported sale price of our common stock was equal to or exceeded 130% of the conversion price of the Notes. As a result, the Notes will be convertible at the option of the holders during the quarter ending September 30, 2019 and were classified as current liabilities on our consolidated balance sheet as of June 30, 2019. As of the date of this filing, none of the holders of the Notes have submitted requests for conversion.

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

The net carrying amount of the liability component of the Notes is as follows (in thousands):

	June 30, 2019	December 31, 2018
Principal	$575,000	$575,000
Unamortized Debt Discount	(95,917)	(107,494)
Unamortized issuance costs	(8,442)	(9,330)
Net carrying amount	$470,641	$458,176

The net carrying amount of the equity component of the Notes is as follows (in thousands):

	June 30, 2019	December 31, 2018
Debt Discount for Conversion Option	$124,976	$124,976
Issuance costs	(2,948)	(2,948)
Net carrying amount	$122,028	$122,028

Interest expense related to the Notes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contractual interest expense	$359	$359	$719	$403
Amortization of Debt Discount	5,826	5,531	11,577	6,202
Amortization of issuance costs	451	399	888	448
Total interest expense	$6,636	$6,289	$13,184	$7,053

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

Note 9. Commitments and Contingencies
Commitments
As of June 30, 2019, there were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the year ended December 31, 2018.
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
Note 10. Common Stock and Stockholders’ Equity

Common Stock
As of June 30, 2019 and December 31, 2018, there were 400 million shares of common stock authorized for issuance with a par value of $0.01 per share and 110.7 million and 108.0 million shares were issued and outstanding, respectively.
Preferred Stock
As of each of June 30, 2019 and December 31, 2018, there were 10 million shares of preferred stock authorized for issuance with a par value of $0.01 per share and no shares of preferred stock were issued or outstanding.
Employee Equity Plans
Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan, or ESPP, eligible employees are granted options to purchase shares of our common stock through payroll deductions. The ESPP provides for 18-month offering periods, which include three six-month purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of an offering period or the fair market value of our common stock at the end of the purchase period. During the three and six months ended June 30, 2019, 0.4 million shares of common stock were purchased under the ESPP. Pursuant to the terms of the ESPP, the number of shares reserved under the ESPP increased by 1.1 million shares on January 1, 2019. As of June 30, 2019, 4.6 million shares of common stock were available for issuance under the ESPP.
Stock Option and Grant Plans
Our board of directors adopted the 2009 Stock Option and Grant Plan, or the 2009 Plan, in July 2009. The 2009 Plan was terminated in connection with our initial public offering in May 2014, and accordingly, no shares are available for issuance under this plan. The 2009 Plan continues to govern outstanding awards granted thereunder.
Our 2014 Stock Option and Incentive Plan, or the 2014 Plan, serves as the successor to our 2009 Plan. Pursuant to the terms of the 2014 Plan, the number of shares reserved for issuance under the 2014 Plan increased by 5.4 million shares on January 1, 2019. As of June 30, 2019, we had 11.8 million shares of common stock available for future grants under the 2014 Plan.
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
A summary of our share-based award activity for the six months ended June 30, 2019 is as follows (in thousands, except per share information):

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Outstanding RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
				(In years)
Outstanding — January 1, 2019	8,232	5,938	$20.85	6.58	$222,959	6,611	$37.77	$385,891
Increase in authorized shares	5,402
Stock options granted	(336)	336	73.27
RSUs granted	(2,003)					2,003	69.61
Stock options exercised		(626)	21.09
RSUs vested						(1,661)	36.06
Stock options forfeited or canceled	81	(81)	42.48
RSUs forfeited or canceled	476					(476)	41.95
RSUs forfeited or canceled and unavailable for grant						(15)	23.44
Outstanding — June 30, 2019	11,852	5,567	$23.67	6.29	$363,982	6,462	$47.80	$575,132

The restricted stock units, or RSUs, forfeited or canceled and unavailable for grant relate to our employment inducement awards. The aggregate intrinsic value for options outstanding represents the difference between the closing market price of our common stock on the last trading day of the reporting period and the exercise price of outstanding, in-the-money options.

The total intrinsic value of stock options exercised during six months ended June 30, 2019 and 2018 was $38 million and $21 million, respectively. The intrinsic value for options exercised represents the difference between the exercise price and the market value on the date of exercise. The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2019 and 2018 was $28.65 and $17.53, respectively.

The total fair value of RSUs vested during the six months ended June 30, 2019 and 2018 was $132 million and $74 million, respectively. The fair value of RSUs vested represents market value on the vesting date. The weighted-average grant date fair value of RSUs granted during the six months ended June 30, 2019 and 2018 was $69.61, and $39.43, respectively.
As of June 30, 2019, we had a total of $329 million in future expense related to our stock options and RSUs to be recognized over a weighted average period of 2.8 years.
Performance Restricted Stock Units
During the three months ended September 30, 2018, the compensation committee of our board of directors granted performance-based restricted stock units, or PRSUs, representing 0.2 million shares of common stock, the substantial majority of which were granted in connection with the acquisition of FutureSimple. The PRSUs vest in four semi-annual tranches through March 2021. The PRSUs include a service condition and a performance condition related to the attainment of semi-annual performance targets approved and communicated in advance of each performance period. For the three and six months ended June 30, 2019, we recorded $3 million and $4 million of share-based compensation expense, respectively, related to the PRSUs, including a one-time charge related to accelerated retention compensation. For the three and six months ended June 30, 2019, no PRSUs were vested. The total future expense related to the PRSUs will be based on the fair value of the underlying shares on the grant date for each performance tranche.

Note 11. Deferred Revenue and Performance Obligations
During the three months ended June 30, 2019 and 2018, $126 million and $93 million of revenue was recognized that was included in the deferred revenue balances at the beginning of each period, respectively. During the six months ended June 30, 2019 and 2018, $189 million and $139 million of revenue was recognized that was included in the deferred revenue balances at the beginning of each period, respectively.
The aggregate balance of remaining performance obligations as of June 30, 2019 was $526 million. We expect to recognize $390 million of the balance as revenue in the next 12 months and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized and does not include contract amounts which are cancelable by the customer and amounts associated with optional renewal periods.

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
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(54,541)	$(34,366)	$(99,261)	$(63,691)
Weighted-average shares used to compute basic and diluted net loss per share	109,986	105,000	109,312	104,350
Net loss per share, basic and diluted	$(0.50)	$(0.33)	$(0.91)	$(0.61)

The anti-dilutive securities excluded from the shares used to calculate diluted net loss per share are as follows (in thousands):

	As of June 30,
	2019	2018
Shares subject to outstanding common stock options and employee stock purchase plan	5,647	6,358
Restricted stock units	6,462	7,472
Shares related to convertible senior notes	2,426	—
	14,535	13,830

The shares related to convertible senior notes calculated in the table above are calculated based on the average market price of our common stock for the three months ended June 30, 2019.

We expect to settle the principal amount of the convertible senior notes in cash and therefore use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given reporting period exceeds the initial conversion price of $63.07 per share for the convertible senior notes. Based on the initial conversion price, potential dilution related to the convertible senior notes is approximately 9.1 million shares. The convertible senior notes will be convertible during the quarter ending September 30, 2019.

Note 13. Income Taxes
We reported income tax expense of $1 million in each of the three and six months ended June 30, 2019. We reported a benefit from income taxes of $2 million and $5 million in the three and six months ended June 30, 2018, primarily due to the recognition of an income tax benefit related to taxable temporary differences of the convertible senior notes and the capped call. The effective tax rate for each period differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for U.S. losses due to having a full valuation allowance against U.S. deferred tax assets.

Note 14. Geographic Information
Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.
Revenue
The following table presents our revenue by geographic area, as determined based on the billing address of our customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$101,014	$73,019	$195,916	$141,373
EMEA	55,457	41,765	107,532	79,637
APAC	21,258	16,111	40,734	30,107
Other	16,854	10,987	31,886	20,556
Total	$194,583	$141,882	$376,068	$271,673

Long-Lived Assets
The following table presents our long-lived assets by geographic area (in thousands):

	As of June 30, 2019	As of December 31, 2018
United States	$82,009	$32,351
EMEA:
Republic of Ireland	44,971	14,698
Other EMEA	7,171	2,450
Total EMEA	52,142	17,148
APAC:
Singapore	29,326	1,117
Other APAC	7,142	5,772
Total APAC	36,468	6,889
Total	$170,619	$56,388

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
We believe in developing products that serve organizations of all sizes and across all industries. The flagship product in our family, Zendesk Support, provides organizations with the ability to track, prioritize, and solve customer support tickets across multiple channels, bringing customer information and interactions into one place. Our other widely available products integrate with Support and include Zendesk Chat, Zendesk Talk, and Zendesk Guide. Chat is live chat software that provides a fast and responsive way for organizations to connect with their customers. Talk is cloud-based call center software that facilitates personal and productive phone support conversations between organizations and their customers. Guide is a self-service destination that organizations can use to provide articles, interactive forums, and a community that help an organization's customers help themselves. Additionally, we offer Zendesk Suite, an omnichannel offering which provides Support, Chat, Talk, and Guide together for a single price, Zendesk Sell, sales force automation software that complements our mission in delivering products that provide a better customer experience, Zendesk Sunshine, a customer relationship management platform which enables organizations to connect and integrate customer data generated through the Zendesk product family, and Zendesk Duet, an offering which provides Support and Sell together for a single price.
We offer a range of subscription account plans for our products that vary in price based on functionality, type, and the amount of product support we offer. We also offer a range of additional features that customers can purchase and add to their subscriptions.
For the three months ended June 30, 2019 and 2018, our revenue was $195 million and $142 million, respectively, representing a 37% growth rate. For the six months ended June 30, 2019 and 2018, our revenue was $376 million and $272 million, respectively, representing a 38% growth rate. For the three months ended June 30, 2019 and 2018, we derived $94 million, or 48%, and $69 million, or 49%, respectively, of our revenue from customers located outside of the United States. For the six months ended June 30, 2019 and 2018, we derived $180 million, or 48%, and $130 million, or 48%, respectively, of our revenue from customers located outside of the United States. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. For the three months ended June 30, 2019 and 2018, we generated net losses of $55 million and $34 million, respectively. For the six months ended June 30, 2019 and 2018, we generated net losses of $99 million and $64 million, respectively.
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
Number of Paid Customer Accounts. We believe that our ability to increase our number of paid accounts using our products is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. We define the number of paid customer accounts as the sum of the number of accounts on Zendesk Support, exclusive of our legacy Starter plan, free trials, or other free services, the number of accounts on Chat, exclusive of free trials or other free services, and the number of accounts on all of our other products, exclusive of free trials and other free services, each as of the end of the period and as identified by a unique account identifier. In the quarter ended June 30, 2018, we began to offer an omnichannel subscription, which provides access to multiple products through a single paid customer account, Zendesk Suite, and in the quarter ended June 30, 2019, we began to offer a subscription which provides access to Sell and Support through a single paid customer account, Zendesk Duet. The number of Suite paid customer accounts are included in the number of accounts on products other than Support and Chat, and are not included in the number of paid customer accounts using Support or Chat. The number of Duet paid customer accounts are included in the number of paid customer accounts using Support. Existing customers may also expand their utilization of our products by adding new accounts and a single consolidated organization or customer may have multiple accounts across each of our products to service separate subsidiaries, divisions, or work processes. Each of these accounts is also treated as a separate paid customer account. Other than paid accounts for Zendesk Connect, our marketing automation offering, an increase in the number of paid customer accounts generally correlates to an increase in the number of authorized agents licensed to use our products, which directly affects our revenue and results of operations. We view growth in this metric as a measure of our success in converting new sales opportunities. We had approximately 149,000 paid customer accounts as of June 30, 2019, including approximately 77,100 paid customer accounts on Support, approximately 44,300 paid customer accounts on Chat, and approximately 27,500 paid customer accounts on our other products. As the total number of paid customer accounts increases, we expect the rate of growth in the number of paid customer accounts to decline.
Dollar-Based Net Expansion Rate. Our ability to generate revenue is dependent upon our ability to maintain our relationships with our customers and to increase their utilization of our products. We believe we can achieve this by focusing on delivering value and functionality that retains our existing customers, expands the number of authorized agents associated with an existing paid customer account, and results in upgrades to higher-priced subscription plans and the purchase of additional products. Maintaining customer relationships allows us to sustain and increase revenue to the extent customers maintain or increase the number of authorized agents licensed to use our products. We assess our performance in this area by measuring our dollar-based net expansion rate. Our dollar-based net expansion rate provides a measurement of our ability to increase revenue across our existing customer base through expansion of authorized agents associated with a paid customer account, upgrades in subscription plans, and the purchase of additional products as offset by churn, contraction in authorized agents associated with a paid customer account, and downgrades in subscription plans. We do not currently incorporate operating metrics associated with our legacy analytics product, our legacy Outbound product, our Sell product, our legacy Starter plan, free trials, or other free services into our measurement of dollar-based net expansion rate.
Our dollar-based net expansion rate is based upon our annual recurring revenue for a set of paid customer accounts on our products. Annual recurring revenue is determined by multiplying monthly recurring revenue by 12. Monthly recurring revenue for a paid customer account is a legal and contractual determination made by assessing the contractual terms of each paid customer account, as of the date of determination, as to the revenue we expect to generate in the next monthly period for that paid customer account, assuming no changes to the subscription and without taking into account any usage above the subscription base, if any, that may be applicable to such subscription. Beginning with the quarter ended June 30, 2019, we excluded the impact of revenue that we expect to generate from fixed-term contracts that are each associated with an existing account, are solely for additional temporary agents, and are not contemplated to last for the duration of the primary contract for the existing account from our determination of monthly recurring revenue. Monthly recurring revenue is not determined by reference to historical revenue, deferred revenue, or any other United States generally accepted accounting principles, or GAAP, financial measure over any period. It is forward-looking and contractually derived as of the date of determination.
We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate annual recurring revenue across our products from paid customer accounts as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate annual recurring revenue across our products from the same customer base included in our measure of base revenue at the end of the annual period being measured. Our dollar-based net expansion rate is also adjusted to eliminate the effect of certain activities that we identify involving consolidation of customer accounts, or the split of a single paid customer account into multiple paid customer accounts. In addition, our dollar-based net expansion rate is adjusted to include paid customer accounts in the customer base used to determine retained revenue net of contraction and churn that share common corporate information with customers in the customer base that is used to determine our base revenue. Giving effect to this consolidation would result in our dollar-based net expansion rate being calculated across approximately 103,400 customers, as compared to the approximately 149,000 total paid customer accounts as of June 30, 2019. To the extent that we can determine that the underlying customers do not share common corporate information, we do not aggregate paid customer accounts associated with reseller and other similar channel arrangements for the purposes of determining our dollar-based net expansion rate. While not material, we believe the failure to account for these activities would otherwise skew our dollar-based net expansion metrics associated with customers that maintain multiple paid customer accounts across their products and paid customer accounts associated with reseller and other similar channel arrangements.
Our dollar-based net expansion rate was 117% as of June 30, 2019. We expect that, among other factors, our continued focus on adding larger paid customer accounts at the time of addition and the growth in our revenue will result in an overall decline in our dollar-based net expansion rate over time as our aggregate annual recurring revenue grows.
Components of Results of Operations
Revenue
We derive substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on Support and, to a lesser extent, Chat, Talk, Guide, and Sell. Each subscription may have multiple authorized users, and we refer to each user as an “agent.” The number of agents ranges from one to thousands for various customer accounts. Our pricing is generally established on a per agent basis. We offer a range of subscription account plans for our products that vary in price based on functionality, type, and, for Support and Chat, the amount of product support we offer. We also offer a range of additional features that customers can purchase and add to their subscriptions. Certain arrangements provide for incremental fees above a fixed maximum number of monthly agents during the subscription term. We sell subscription services under contractual agreements that vary in length, ranging between one month and multiple years, with the majority of subscriptions having a term of either one month or one year.
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
Cost of Revenue, Gross Margin, and Operating Expenses
Cost of Revenue. Cost of revenue consists primarily of personnel costs (including salaries, share-based compensation, and benefits) for employees associated with our infrastructure, product support, and professional service organizations, and expenses for hosting capabilities, primarily for third-party managed hosting services and costs associated with our self-managed colocation data centers. Cost of revenue also includes third-party license fees, payment processing fees, amortization expense associated with acquired intangible assets, amortization expense associated with capitalized internal-use software, and allocated shared costs. We allocate shared costs such as facilities, information technology, and security costs to all departments based on headcount. As such, allocated shared costs are reflected in cost of revenue and each operating expense category.

We utilize third-party managed hosting facilities located in North America, Europe, Asia and Australia to host our services, support our infrastructure, and support certain research and development functions. In the first quarter of 2019, we completed the transition of our customers from our self-managed colocation data centers to third-party managed hosting services.
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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$194,583	$141,882	$376,068	$271,673
Cost of revenue (1)	57,670	44,160	113,324	83,216
Gross profit	136,913	97,722	262,744	188,457
Operating expenses (1):
Research and development	50,510	37,624	97,301	74,708
Sales and marketing	94,746	69,450	186,447	134,508
General and administrative	43,019	24,245	74,271	46,452
Total operating expenses	188,275	131,319	358,019	255,668
Operating loss	(51,362)	(33,597)	(95,275)	(67,211)
Other income (expense), net:
Interest income	5,294	3,826	10,766	5,344
Interest expense	(6,614)	(6,289)	(13,158)	(7,053)
Other income (expense), net	(1,268)	27	(570)	272
Total other income (expense), net	(2,588)	(2,436)	(2,962)	(1,437)
Loss before provision for (benefit from) income taxes	(53,950)	(36,033)	(98,237)	(68,648)
Provision for (benefit from) income taxes	591	(1,667)	1,024	(4,957)
Net loss	$(54,541)	$(34,366)	$(99,261)	$(63,691)
______________
(1) Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$5,246	$3,474	$10,183	$6,572
Research and development	11,911	9,529	23,548	19,758
Sales and marketing	13,575	9,178	25,973	17,186
General and administrative	13,019	5,967	20,704	11,619

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (2)	29.6	31.1	30.1	30.6
Gross profit	70.4	68.9	69.9	69.4
Operating expenses (2):
Research and development	26.0	26.5	25.9	27.5
Sales and marketing	48.7	48.9	49.6	49.5
General and administrative	22.1	17.1	19.7	17.1
Total operating expenses	96.8	92.5	95.2	94.1
Operating loss	(26.4)	(23.6)	(25.3)	(24.7)
Other income (expense), net:
Interest income	2.7	2.7	2.9	2.0
Interest expense	(3.4)	(4.4)	(3.5)	(2.6)
Other income (expense), net	(0.7)	—	(0.2)	0.1
Total other income (expense), net	(1.4)	(1.7)	(0.8)	(0.5)
Loss before provision for (benefit from) income taxes	(27.8)	(25.3)	(26.1)	(25.2)
Benefit from income taxes	0.3	(1.2)	0.3	(1.8)
Net loss	(28.1)%	(24.1)%	(26.4)%	(23.4)%
______________
(2) Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	2.7%	2.4%	2.7%	2.4%
Research and development	6.1	6.7	6.3	7.3
Sales and marketing	7.0	6.5	6.9	6.3
General and administrative	6.7	4.2	5.5	4.3

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, except percentages)
Revenue	$194,583	$141,882	37%	$376,068	$271,673	38%
Revenue increased $53 million, or 37%, and $104 million, or 38%, in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The increase in revenue was primarily due to the increase of subscription services revenue from new customer contracts, as well as expansions from existing customers.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, except percentages)
Cost of revenue	$57,670	$44,160	31%	$113,324	$83,216	36%
Gross margin	70.4%	68.9%		69.9%	69.4%
Cost of revenue increased $14 million, or 31%, and $30 million, or 36%, in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The overall increase was primarily due to increased employee compensation-related costs of $6 million and $13 million, driven by headcount growth, increased hosting costs of $1 million and $5 million, increased third-party license fees of $2 million and $4 million, and increased amortization of acquired intangible assets of $1 million and $2 million, respectively. The increase in hosting costs was driven by an increase in expenditures for third-party managed hosting services, partially offset by lower depreciation from our self-managed colocation data centers in connection with our transition to third-party managed hosting services. The increase in third-party license fees was driven by increased customer usage of certain product features, and the increase in amortization expense from acquired intangible assets was related to the acquisitions of FutureSimple Inc., or Future Simple, and Smooch Technologies Holdings ULC, or Smooch. Further contributing to the overall increase was an increase in allocated shared facilities and information technology costs of $1 million and $2 million, respectively.
Our gross margin increased by 1.5 and 0.5 percentage points in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, driven primarily by increased efficiency in hosting costs, partially offset by increased amortization expense of acquired intangible assets related to the acquisitions of FutureSimple and Smooch.
Operating Expenses
Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, except percentages)
Research and development	$50,510	$37,624	34%	$97,301	$74,708	30%

Research and development expenses increased $13 million, or 34%, and $23 million, or 30%, in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The overall increase was primarily due to increased employee compensation-related costs of $9 million and $16 million, respectively, driven by headcount growth. Further contributing to the overall increase was an increase in allocated shared costs of $2 million and $3 million, respectively.
Sales and Marketing Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, except percentages)
Sales and marketing	$94,746	$69,450	36%	$186,447	$134,508	39%
Sales and marketing expenses increased $25 million, or 36%, and $52 million, or 39%, in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The overall increase was primarily due to increased employee compensation-related costs, including amortization of deferred commissions, of $16 million and $33 million, driven by headcount growth, and an increase in marketing program costs of $3 million and $5 million, respectively. The increase in marketing program costs was primarily driven by increased volume of marketing and advertising activities. Further contributing to the overall increase was an increase in allocated shared costs of $3 million and $6 million, respectively.
General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, except percentages)
General and administrative	$43,019	$24,245	77%	$74,271	$46,452	60%
General and administrative expenses increased $19 million, or 77%, and $28 million, or 60%, in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The overall increase was primarily due to increased employee compensation-related costs of $9 million and $15 million, respectively, driven by headcount growth and a one-time charge of $3 million related to accelerated retention compensation during the three months ended June 30, 2019. The overall increase was also driven by costs associated with our acquisition of Smooch, including transaction costs of $3 million and a one-time share-based compensation charge of $3 million related to accelerated stock options of Smooch. Further contributing to the overall increase was an increase in allocated shared costs of $1 million and $2 million, respectively.
Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, except percentages)
Interest income	$5,294	$3,826	38%	$10,766	$5,344	101%
Interest expense	(6,614)	(6,289)	5%	(13,158)	(7,053)	87%
Other income (expense), net	(1,268)	27	*	(570)	272	(310)%
* not meaningful
Interest income increased $1 million and $5 million in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily due to the increase in the amount of marketable securities from the proceeds received from our convertible senior notes, issued in March 2018. Interest expense increased by $6 million in the six months ended June 30, 2019, due to the issuance of our convertible senior notes.
Liquidity and Capital Resources

As of June 30, 2019, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $798 million, which were held for working capital and general corporate purposes. Our cash equivalents and marketable securities are comprised of corporate bonds, asset-backed securities, money market funds, U.S. Treasury securities, commercial paper, and certificates of deposit.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$36,827	$39,938
Net cash used in investing activities	(15,829)	(169,780)
Net cash provided by financing activities	23,441	513,387
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
Net cash provided by operating activities in the six months ended June 30, 2019 was $37 million, reflecting our net loss of $99 million, adjusted by non-cash charges including share-based compensation expense of $80 million, depreciation and amortization of $18 million, amortization of deferred costs of $15 million, amortization of debt discount and issuance costs of $12 million, and net changes in operating assets and liabilities of $10 million. The net changes in operating assets and liabilities were primarily attributable to an increase in deferred revenue of $39 million due to sales growth and the timing of customer billings and an increase in accounts payable of $21 million due to timing of payments. These sources of cash flow were primarily offset by an increase in deferred costs of $24 million, primarily including sales commissions, and an increase in accounts receivable of $23 million due to the timing of customer billings and collections.

Net cash provided by operating activities in the six months ended June 30, 2018 was $40 million, reflecting our net loss of $64 million, adjusted by non-cash charges including share-based compensation expense of $55 million, depreciation and amortization of $19 million, amortization of deferred costs of $10 million, and net changes in operating assets and liabilities of $11 million. The net changes in operating assets and liabilities were primarily attributable to an increase in deferred revenue of $34 million due to sales growth and the timing of customer billings and an increase in accounts payable and accrued liabilities of $22 million due to timing of payments. These sources of cash flow were offset by an increase in deferred costs of $18 million, primarily including sales commissions, and an increase in accounts receivable of $14 million due to the timing of customer billings and collections.

Investing Activities
Net cash used in investing activities in the six months ended June 30, 2019 of $16 million was primarily attributable to cash paid for the acquisition of Smooch, net of cash acquired, of $71 million, purchases of property and equipment of $14 million, primarily associated with leasehold improvements for newly leased office facilities, and capitalized internal-use software costs of $3 million related to the development of additional features and functionality for our platform, partially offset by proceeds from maturities and sales of marketable securities of $73 million, net of purchases.

Net cash used in investing activities in the six months ended June 30, 2018 of $170 million was primarily attributable to purchases of marketable securities of $146 million, net of sales and maturities, purchases of property and equipment of $20 million, primarily associated with newly leased office facilities, and capitalized internal-use software costs of $4 million related to the development of additional features and functionality for our platform.
Financing Activities
Net cash provided by financing activities in the six months ended June 30, 2019 of $23 million was primarily attributable to proceeds from our employee stock purchase plan of $15 million and proceeds from exercises of employee stock options of $13 million, partially offset by payments for withholding taxes related to net share settlement of RSUs of $5 million.

Net cash provided by financing activities in the six months ended June 30, 2018 of $513 million was primarily attributable to net proceeds from the issuance of our convertible senior notes of $562 million, proceeds from our employee stock purchase plan of $10 million, and proceeds from the exercise of employee stock options of $10 million, partially offset by the purchase of the capped call in connection with the issuance of our convertible senior notes of $64 million.
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
Contractual Obligations and Other Commitments
Our principal commitments consist of our convertible senior notes, obligations under operating leases for office space, and contractual commitments for third-party managed hosting and other support services. There were no material changes to our commitments under contractual obligations from those disclosed in our audited consolidated financial statements for the year ended December 31, 2018.

Off-Balance Sheet Arrangements
Through June 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Rate Risk
While we primarily transact with customers in the U.S. dollar, we also transact in foreign currencies, including the Euro, British Pound Sterling, Australian Dollar, Singapore Dollar, Danish Krone, Brazilian Real, Philippine Peso, Japanese Yen, Indian Rupee, Polish Zloty, Canadian Dollar, and Mexican Peso due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. dollar for all international subsidiaries. Changes in the value of foreign currencies relative to the U.S. dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. As of June 30, 2019, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and marketable securities.
We operate a hedging program to mitigate the impact of foreign currency fluctuations on our cash flows and earnings. For additional information, see Note 3 of the notes to our condensed consolidated financial statements.
Interest Rate Sensitivity
We had cash, cash equivalents, and marketable securities totaling $798 million as of June 30, 2019, of which $693 million was invested in corporate bonds, asset-backed securities, money market funds, U.S. Treasury securities, commercial paper, and certificates of deposit. The cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of June 30, 2019, an immediate increase of 100-basis points in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $7 million. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity or declines in fair value are determined to be other than temporary.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on management’s evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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
We derive, and expect to continue to derive, substantially all of our revenue and cash flows from sales of subscriptions to Support or from sales of subscriptions to our products primarily resulting from an interest in Support. As such, the market acceptance of this product is critical to our success. Demand for our products is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our products by customers for existing and new use cases, the timing of development and release of new products, features, and functionality introduced by our competitors, technological change, and growth or contraction in our addressable market. We expect that an increasing focus on the customer experience and the growth of various communications channels will profoundly impact the market for our software and blur distinctions between traditionally separate systems for customer support, customer engagement and retention software, sales force automation, marketing automation, messaging, and customer relationship management, enabling new competitors to emerge. If we are unable to meet customer demands to improve relationships between organizations and their customers through flexible solutions designed to address all these needs or otherwise achieve more widespread market acceptance of our products, our business, results of operations, financial condition, and growth prospects will be adversely affected.
We have a history of losses and we expect our revenue growth rate to decline. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain our profitability.
We have incurred net losses in each year since our inception, including net losses of $55 million and $34 million in the three months ended June 30, 2019 and 2018, respectively, and $99 million and $64 million in the six months ended June 30, 2019 and 2018, respectively. We had an accumulated deficit of $628 million as of June 30, 2019. For the three months ended June 30, 2019 and 2018, our revenue was $195 million and $142 million, respectively, representing a 37% growth rate. For the six months ended June 30, 2019 and 2018, our revenue was $376 million and $272 million, respectively, representing 38% growth rate. Our historical revenue growth has been inconsistent, and should not be considered indicative of our future performance. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

•
development of our family of products, including investments in our research and development team, improvements to the scalability, availability, and security of our products, and the integration of acquired products into our platform;

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
Increasing our customer base and achieving broader market acceptance of our products will depend, to a significant extent, on our ability to effectively expand and maintain our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain certain of our new customers, including larger organizations. We plan to continue to expand our direct sales force both domestically and internationally to increase our sales capacity. During the twelve months ended June 30, 2019, our sales and marketing organization increased by approximately 390 employees to approximately 1,150 employees. There is significant competition for experienced sales and marketing professionals with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales and marketing professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Our recent hires and planned hires may not become as productive as we anticipate as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. We cannot predict whether, or to what extent, our sales will increase as we expand our sales and marketing functions or how long it will take for new personnel to become productive. Our business will be harmed if our sales and marketing efforts do not generate a significant increase in revenue.
We face a number of risks in our strategy to increasingly target larger organizations for sales of our products and, if we do not manage these efforts effectively, our business and results of operations could be adversely affected.
As we target more of our sales efforts to larger organizations, we expect to incur higher costs and longer sales cycles, and we may be less effective at predicting when we will complete these sales. In this market segment, the decision to subscribe to one or more of our products may require the approval of a greater number of technical personnel and management levels within a potential customer’s organization than we have historically encountered, and if so, these types of sales would require us to invest more time educating these potential customers on the benefits of our products. In addition, larger organizations may demand more features and integration services as we release products that are increasingly designed for larger organizations, such as our Sunshine product. We have limited experience in developing and managing sales channels and distribution arrangements for larger organizations. As a result of these factors, these sales opportunities may require us to devote greater research and development, sales, marketing events, product support, and professional services resources to individual customers, resulting in increased costs and reduced profitability, and would likely lengthen our typical sales cycle, which could strain our resources. Moreover, these transactions may require us to delay recognizing portions of the associated revenue we derive from these customers until any technical or implementation requirements have been met, and larger customers may demand discounts to the subscription prices they pay for our products. Furthermore, because we have limited experience selling to larger organizations, our investment in marketing our products to these potential customers may not be successful, which could harm our results of operations and our overall ability to grow our customer base. Following sales to larger organizations, we may have fewer opportunities to expand usage of our products or to sell additional functionality, and we may experience increased subscription terminations as compared to our experience with smaller organizations, any of which could harm our results of operations.
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
Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. With the introduction of new technologies, the evolution of our products, and new market entrants, we expect competition to intensify in the future. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our products to achieve or maintain more widespread market acceptance, any of which could harm our business. Additionally, the market demands among small to medium-sized organizations can vary greatly, and as the barriers to entry are low into this market, new entrants or current competitors may be able to change branding, marketing, or sales strategy more quickly and effectively than us, resulting a decreased ability for us to increase our marketing pipeline or sales.
We face competition from in-house software systems, large integrated systems vendors, and smaller companies offering alternative SaaS applications. Our competitors vary in size and in the breadth and scope of the products and services they offer. For larger organizations, we compete with customer software systems and large enterprise software vendors such as salesforce.com, Inc., Oracle Corporation, Microsoft Corporation, and ServiceNow, Inc., each of which may have greater operational flexibility to bundle competing products and services with other software offerings, or offer them at a lower price than our current Suite offering, which will negatively affect our competitiveness for that offering. In addition, we compete with a number of other SaaS providers with focused applications competitive to one or more of our products that our potential customers may elect to use in lieu of our products, and such providers may be able to offer their products at a lower price due to the focused nature of their applications, such as Freshworks Inc. and Kustomer Inc. Further, other established SaaS providers not currently focused on the functionality that our products provide may expand their services to compete with us. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Additionally, some existing and potential customers, particularly large organizations, have elected, and may in the future elect, to develop their own internal customer support software system. Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult for us to compete with them. Additionally, as our offerings expand to adjacent markets, such as sales force automation and platform-based features and functionality, in which we may not have the operational history or familiarity, we may find it difficult to compete with established vendors in those markets. For all of these reasons, we may not be able to compete successfully against our current and future competitors or retain existing customers, which would harm our business.
Our business depends substantially on our customers renewing their subscriptions, expanding the use of their subscriptions, and purchasing subscriptions for additional products from us. Any decline in our customer retention or expansion, or any failure by us to sell subscriptions to additional products to existing customers, would harm our future operating results.
In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions when the initial contract term expires, and add additional authorized agents to their customer accounts. Even though the majority of our revenue is derived from subscriptions to our products that have terms longer than one month, a significant portion of the subscriptions to our products have monthly terms. Our customers have no obligation to renew their subscriptions, and our customers may not renew subscriptions with a similar contract period or with the same or a greater number of agents. Some of our customers have elected not to renew their agreements with us and it is difficult to accurately predict long-term customer retention. Our future success is also substantially dependent on our ability to expand our existing customers' use of our products by expanding the number of products to which such customers subscribe. This may require increasingly sophisticated and costly sales efforts and may not result in additional sales. Additionally, we have a limited operating history with respect to subscription offerings such as Suite and Duet, and may discover that the combination of offerings may confuse potential customers and lead to a lower marketing pipeline. Suite and Duet each provide a combination of products at an overall discounted price, and our limited history of those discounts and how they interact with one another may result in a decreased predictability in future subscription revenue.

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
Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our products and to introduce new products and services. In order to grow our business, we must research and develop products and services that reflect the changing nature of customer service, and expand beyond customer service to other areas of improving relationships between organizations and their customers. In the three months ended June 30, 2019 and 2018, our research and development expenses was 26% and 27% of our revenue, respectively. In the six months ended June 30, 2019 and 2018, our research and development expenses was 26% and 27% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our operating results may be harmed and we may not realize the expected benefits of our strategy.
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
In the three months ended June 30, 2019 and 2018, we derived 48% and 49% of our revenue from customers located outside of the United States, respectively. In each of the six months ended June 30, 2019 and 2018, we derived 48% of our revenue from customers located outside of the United States. We are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and product support operations in certain countries across North America, Europe, Australia, Asia, and South America. To date a very limited portion of our sales has been driven by resellers or other channel partners. We believe our ability to convince new customers to subscribe to our products or to convince existing customers to renew or expand their use of our products is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.
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
Our business depends in part on our ability to build or acquire products that both complement our existing products and respond to our customers’ needs. Our customers also expect that new products will integrate with existing products that we currently offer. This expectation will increase especially with the launches of Sell and Duet, which packages multiple products into one offering. Our ability to successfully integrate newly developed or acquired products into a shared services infrastructure is unproven. Because we have a limited history in integrating newly developed or acquired products and the market for such products is rapidly evolving, it is difficult for us to predict our operating results following the integration of such products. If we are not able to fully integrate new products into our infrastructure, our business could be harmed.
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
Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if announced, may not be completed. For one or more of these transactions, we may:

•	issue additional equity securities that would dilute our existing stockholders;

•	use cash that we may need in the future to operate our business;

•	encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures;

•	incur large charges or substantial liabilities;

•	incur debt on terms unfavorable to us or that we are unable to repay; and/or

•
divert our resources to understand and comply with new jurisdictions if such acquired company is in a new country and become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges.

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
We have experienced and may continue to experience rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from approximately 2,360 employees as of June 30, 2018 to approximately 3,280 employees as of June 30, 2019. In addition, we have established subsidiaries in Denmark, the United Kingdom, Australia, Ireland, Japan, the Philippines, Brazil, Germany, India, and Mexico since our inception in 2007, and, as a result of acquisitions, we also have subsidiaries in Singapore, France, Poland, and Canada. We may continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of customers, end users, transactions, and data that our products support. Finally, our organizational structure is becoming more complex and we may need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures, to manage this complexity. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, simplicity in design, and attention to customer experience that has been critical to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
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
We plan our expenses based on certain assumptions about the length and variability of our sales cycle. These assumptions are based upon historical trends for sales cycles and conversion rates associated with our existing customers, many of whom to date have been small to medium-sized organizations that make purchasing decisions with limited interaction with our sales or other personnel. As we continue to become more dependent on sales to larger organizations, we expect our sales cycles to lengthen and become less predictable. This may adversely affect our financial results. Factors that may influence the length and variability of our sales cycle include:

•	the competitive nature of evaluation and purchasing processes;

•	the need to educate prospective customers about the uses and benefits of our products;

•	the discretionary nature of purchasing and budget cycles and decisions;

•	announcements or planned introductions of new products, features, or functionality by us or our competitors; and

•	lengthy purchasing approval processes.
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
Our business and growth depend substantially on the success of our strategic relationships with third parties, including technology partners, channel partners, and professional services partners.
We depend on, and anticipate that we will continue to depend on, various third-party relationships in order to sustain and grow our business. We are highly dependent upon third-party technology partners for certain critical features and functionality of our platform. For example, the features available on Zendesk Talk are highly dependent on our technology integration with

Twilio, Inc., and the features available on Zendesk Support are highly dependent on our technology integration with Alphabet Inc. Failure of this or any other technology provider to maintain, support, or secure its technology platforms in general, and our integrations in particular, or errors or defects in its technology, could materially and adversely impact our relationship with our customers, damage our reputation and brand, and harm our business and operating results. Any loss of the right to use any of this hardware or software could result in delays or difficulties in our ability to provide our products until equivalent technology is either developed by us or, if available, identified, obtained, and integrated.
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
Personal privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions where we offer our products. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state, and foreign government bodies and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use, and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and consumer protection agencies. For example, California recently enacted the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA recently was amended, and it is possible that it will be amended again before it goes into effect. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. In addition, other states in the United States have proposed laws regarding privacy and data protection that contain obligations similar to the CCPA, and the federal government is contemplating privacy legislation. On May 25, 2018, the European General Data Protection Regulation, or the GDPR, became effective, which imposes additional obligations and risks upon our business. Compliance with GDPR has and will continue to require valuable management and employee time and resources, and failure to comply with GDPR could trigger severe penalties, including steep fines of up to €20 million or 4% of global annual revenue, whichever is higher, and could reduce demand for our products. In many jurisdictions enforcement actions and consequences for non-compliance are also rising.
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
We are aware that trials of and subscriptions to our products have been initiated by persons and organizations in countries that are the subject of U.S. embargoes, or to persons and organizations supporting customers in countries that are the subject of U.S. embargoes. Our provision of services in these instances was likely in violation of U.S. export controls and sanctions laws. We have terminated the accounts of such organizations as we have become aware of them, implemented certain measures designed to prevent future unauthorized access by such persons and organizations, and filed voluntary self-disclosures with the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, and the U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC, concerning prior potential violations. With respect to resolved matters, each of BIS and OFAC completed its investigations, and no monetary penalties or other sanctions were imposed. With respect to ongoing matters, we have not received indication and we do not believe monetary penalties or other sanctions will be imposed, however, there is always the potential for the government to impose fines or sanctions.
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
Our success and ability to compete depend in part upon our intellectual property. We currently have four issued patents and have a limited number of patent applications, none of which may result in an issued patent. We primarily rely on copyright, trade secret, and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.

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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2019, we had a net balance of $212 million of goodwill and intangible assets related to prior acquisitions. An adverse change in market conditions, particularly a change resulting in a significant decrease in our share price, or if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
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
On June 23, 2016, a referendum was held on the United Kingdom's membership in the European Union, the outcome of which was a vote in favor of leaving the European Union, which is expected to occur by the end of October 2019. The United Kingdom's vote to leave the European Union creates an uncertain political and economic environment in the United Kingdom and potentially across other European Union member states, which may last for a number of months or years.
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
As of June 30, 2019, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 28% of our outstanding common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to exert significant influence in matters requiring stockholder approval. For example, these stockholders may be able to exert significant influence in elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As disclosed in Note 8 to our condensed consolidated financial statements, the conditional conversion feature of the Notes was triggered as of June 30, 2019, and the Notes are currently convertible at the option of the holders, in whole or in part, between July 1, 2019 and September 30, 2019. Whether the Notes will be convertible following such calendar quarter will depend on the continued satisfaction of this condition or another conversion condition in the future.

In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. We have classified the Notes as current liabilities on the condensed consolidated balance sheet as of June 30, 2019. As of the date of this filing, none of the holders of the Notes have submitted requests for conversion.

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

EXHIBIT
INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36456	3.1	August 7, 2014
3.2	Amended and Restated By-laws of the Registrant.	8-K/A	001-36456	3.1	February 7, 2018
10.1	Amended and Restated Non-Employee Director Compensation Policy	8-K	001-36456	10.1	April 30, 2019
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Zendesk, Inc.
Date: August 1, 2019	By:	/s/ Elena Gomez
Elena Gomez
Chief Financial Officer (Principal Financial Officer)