Form 10-Q
period 2019-09-30
Zendesk, Inc.
filed 2019-11-01
CIK 1463172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of October 30, 2019, there were 112,175,267 shares of the registrant’s common stock outstanding.

ZENDESK, INC.

PART I — FINANCIAL INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our future financial performance, including our revenue, cost of revenue, gross profit, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;

•	worldwide economic conditions and their impact on information technology spending;

•	our ability to effectively manage our growth and future expenses;

•	our ability to attract and retain customers to use our products, and our ability to optimize the pricing for such products;

•	the evolution of technology affecting our products, services, and markets;

•	our ability to securely maintain customer data;

•	our ability to prevent, mitigate, and respond effectively to both historical and future data breaches;

•	our ability to innovate and provide a superior customer experience;

•	our ability to successfully expand in our existing markets and into new markets;

•	the increased expenses and administrative workload associated with being a public company;

•	our ability to introduce and market new products and to integrate such products into our infrastructure;

•	the attraction and retention of qualified employees and key personnel;

•	our ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations;

•	the sufficiency of our cash and cash equivalents and marketable securities to meet our liquidity needs;

•	our ability to service the interest on our convertible notes and repay such notes, if required;

•	our ability to maintain, protect, and enhance our intellectual property;

•	our ability to successfully integrate people, products, technology, and services following completion of acquisitions; and

•	our ability to maintain and enhance our brand.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ZENDESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and shares)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$190,892	$126,518
Marketable securities	243,846	300,213
Accounts receivable, net of allowance for doubtful accounts of $2,715 and $2,571 as of September 30, 2019 and December 31, 2018, respectively	101,440	85,280
Deferred costs	32,406	24,712
Prepaid expenses and other current assets	48,124	35,873
Total current assets	616,708	572,596
Marketable securities, noncurrent	384,527	393,671
Property and equipment, net	94,851	75,654
Deferred costs, noncurrent	32,516	26,914
Lease right-of-use assets	95,098	—
Goodwill and intangible assets, net	209,516	146,327
Other assets	26,242	22,717
Total assets	$1,459,458	$1,237,879
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$43,206	$16,820
Accrued liabilities	36,531	34,097
Accrued compensation and related benefits	58,544	46,603
Deferred revenue	290,285	245,243
Lease liabilities	21,398	—
Total current liabilities	449,964	342,763
Convertible senior notes, net	477,007	458,176
Deferred revenue, noncurrent	2,662	2,719
Lease liabilities, noncurrent	87,926	—
Other liabilities	4,710	17,300
Total liabilities	1,022,269	820,958
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,119	1,080
Additional paid-in capital	1,099,730	950,693
Accumulated other comprehensive loss	(1,047)	(5,724)
Accumulated deficit	(662,613)	(529,128)
Total stockholders’ equity	437,189	416,921
Total liabilities and stockholders’ equity	$1,459,458	$1,237,879

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$210,477	$154,828	$586,545	$426,501
Cost of revenue (1)	59,210	46,992	172,534	130,207
Gross profit	151,267	107,836	414,011	296,294
Operating expenses (1):
Research and development	54,528	40,410	151,829	115,118
Sales and marketing	99,303	74,270	285,750	208,778
General and administrative	32,864	27,357	107,135	73,809
Total operating expenses	186,695	142,037	544,714	397,705
Operating loss	(35,428)	(34,201)	(130,703)	(101,411)
Other income (expense), net:
Interest income	4,986	4,561	15,752	9,906
Interest expense	(6,727)	(6,375)	(19,885)	(13,427)
Other income (expense), net	2,581	(463)	2,012	(194)
Total other income (expense), net	840	(2,277)	(2,121)	(3,715)
Loss before provision for (benefit from) income taxes	(34,588)	(36,478)	(132,824)	(105,126)
Provision for (benefit from) income taxes	(364)	(2,334)	661	(7,291)
Net loss	$(34,224)	$(34,144)	$(133,485)	$(97,835)
Net loss per share, basic and diluted	$(0.31)	$(0.32)	$(1.21)	$(0.93)
Weighted-average shares used to compute net loss per share, basic and diluted	111,261	106,143	109,969	104,954
(1) Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$5,397	$3,929	$15,580	$10,500
Research and development	12,169	10,677	35,717	30,436
Sales and marketing	13,839	10,261	39,813	27,447
General and administrative	7,244	6,579	27,948	18,198

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(34,224)	$(34,144)	$(133,485)	$(97,835)
Other comprehensive gain (loss), before tax:
Net unrealized gain (loss) on available-for-sale investments	161	(50)	5,794	(673)
Foreign currency translation loss	—	—	—	(12)
Net unrealized gain (loss) on derivative instruments	(2,216)	418	360	(3,456)
Other comprehensive gain (loss), before tax	(2,055)	368	6,154	(4,141)
Tax effect	236	(366)	(1,477)	716
Other comprehensive gain (loss), net of tax	(1,819)	2	4,677	(3,425)
Comprehensive loss	$(36,043)	$(34,142)	$(128,808)	$(101,260)

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2019						Three Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	110,698	$1,106	$1,053,488	$772	$(628,389)	$426,977	105,683	$1,056	$871,343	$(5,799)	$(461,734)	$404,866
Issuance of common stock upon exercise of stock options	433	4	8,763	—	—	8,767	187	2	3,506	—	—	3,508
Issuance of common stock for settlement of RSUs and PRSUs	786	9	(2,330)	—	—	(2,321)	757	8	(1,627)	—	—	(1,619)
Share-based compensation	—	—	39,809	—	—	39,809	—	—	32,164	—	—	32,164
Other comprehensive gain (loss), net of tax	—	—	—	(1,819)	—	(1,819)	—	—	—	2	—	2
Net loss	—	—	—	—	(34,224)	(34,224)	—	—	—	—	(34,144)	(34,144)
Balances at end of period	111,917	$1,119	$1,099,730	$(1,047)	$(662,613)	$437,189	106,627	$1,066	$905,386	$(5,797)	$(495,878)	$404,777

	Nine Months Ended September 30, 2019						Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	108,037	$1,080	$950,693	$(5,724)	$(529,128)	$416,921	103,121	$1,031	$753,568	$(2,372)	$(398,043)	$354,184
Issuance of common stock upon exercise of stock options	1,060	11	21,966	—	—	21,977	861	9	13,246	—	—	13,255
Issuance of common stock for settlement of RSUs and PRSUs	2,446	24	(7,426)	—	—	(7,402)	2,255	22	(3,788)	—	—	(3,766)
Issuance of common stock in connection with employee stock purchase plan	374	4	15,308	—	—	15,312	390	4	9,469	—	—	9,473
Share-based compensation	—	—	119,189	—	—	119,189	—	—	88,604	—	—	88,604
Equity component of convertible senior notes	—	—	—	—	—	—	—	—	44,304	—	—	44,304
Other comprehensive gain (loss), net of tax	—	—	—	4,677	—	4,677	—	—	—	(3,425)	—	(3,425)
Net loss	—	—	—	—	(133,485)	(133,485)	—	—	—	—	(97,835)	(97,835)
Other	—	—	—	—	—	—	—	—	(17)	—	—	(17)
Balances at end of period	111,917	$1,119	$1,099,730	$(1,047)	$(662,613)	$437,189	106,627	$1,066	$905,386	$(5,797)	$(495,878)	$404,777

See Notes to Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(133,485)	$(97,835)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,792	27,193
Share-based compensation	119,058	86,581
Amortization of deferred costs	22,983	15,124
Amortization of debt discount and issuance costs	18,831	12,665
Other	958	2,865
Changes in operating assets and liabilities:
Accounts receivable	(19,832)	(26,721)
Prepaid expenses and other current assets	(10,997)	(10,167)
Deferred costs	(35,257)	(26,716)
Lease right-of-use assets	14,022	—
Other assets and liabilities	(4,141)	(8,026)
Accounts payable	22,591	20,607
Accrued liabilities	520	7,073
Accrued compensation and related benefits	3,349	2,487
Deferred revenue	45,683	50,552
Lease liabilities	(15,025)	—
Net cash provided by operating activities	57,050	55,682
Cash flows from investing activities
Purchases of property and equipment	(25,628)	(27,132)
Internal-use software development costs	(5,007)	(5,550)
Purchases of marketable securities	(374,706)	(591,426)
Proceeds from maturities of marketable securities	146,171	131,819
Proceeds from sales of marketable securities	300,632	40,775
Business combinations, net of cash acquired	(70,794)	(79,363)
Purchase of strategic investment	(500)	—
Net cash used in investing activities	(29,832)	(530,877)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $13,561	—	561,439
Purchase of capped call related to convertible senior notes	—	(63,940)
Proceeds from exercises of employee stock options	21,977	13,254
Proceeds from employee stock purchase plan	23,057	15,999
Taxes paid related to net share settlement of share-based awards	(7,402)	(3,766)
Other	—	(41)
Net cash provided by financing activities	37,632	522,945
Effect of exchange rate changes on cash, cash equivalents and restricted cash	85	(55)
Net increase in cash, cash equivalents and restricted cash	64,935	47,695
Cash, cash equivalents and restricted cash at beginning of period	128,876	110,888
Cash, cash equivalents and restricted cash at end of period	$193,811	$158,583

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$190,892	$157,158
Restricted cash included in prepaid expenses and other current assets	2,197	826
Restricted cash included in other assets	722	599
Total cash, cash equivalents and restricted cash	$193,811	$158,583

Supplemental cash flow data
Cash paid for interest	$1,438	$699
Cash paid for taxes	$4,013	$2,769
Non-cash investing and financing activities
Balance of property and equipment in accounts payable and accrued expenses	$12,467	$5,680
Asset retirement obligations incurred	$1,196	$—
Property and equipment acquired through tenant improvement allowances	$414	$5,435
Share-based compensation capitalized in internal-use software development costs	$1,379	$1,986
Share-based compensation capitalized in deferred costs	$1,023	$602

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
•the recoverability of accounts receivable;
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
Concentrations of Risk
As of September 30, 2019 and December 31, 2018, no customers represented 10% or greater of our total accounts receivable balance. There were no customers that individually exceeded 10% of our revenue during the three and nine months ended September 30, 2019 or 2018.
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
The fair value of assets acquired and liabilities assumed was based on a preliminary valuation, and our estimates and assumptions are subject to change within the measurement period. The primary area that remains preliminary relates to the evaluation of certain tax-related items. The total purchase consideration was allocated to the assets acquired and liabilities assumed as set forth below (in thousands). During the three months ended September 30, 2019, we made certain immaterial adjustments to the preliminary purchase price allocation, which are reflected in the table below.
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

Net tangible assets	$2,036
Net deferred tax liability	(1,194)
Identifiable intangible assets:
Developed technology	8,000
Customer relationships	3,900
Backlog	1,000
Goodwill	58,130
Total purchase consideration	$71,872

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

As of September 30, 2019, we finalized our purchase accounting for the acquisition. The total purchase consideration was allocated to the assets acquired and liabilities assumed as set forth below (in thousands).
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

Net tangible liabilities	$(2,791)
Identifiable intangible assets:
Developed technology	19,000
Customer relationships	10,400
Backlog	2,200
Goodwill	52,214
Total purchase consideration	$81,023

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

Note 3. Financial Instruments

Investments
The following tables present information about our financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurement at September 30, 2019
	Level 1	Level 2	Total
Description
Corporate bonds	$—	$428,148	$428,148
Asset-backed securities	—	120,514	120,514
U.S. Treasury securities	—	75,826	75,826
Money market funds	65,836	—	65,836
Commercial paper	—	7,961	7,961
Agency securities	—	221	221
Total	$65,836	$632,670	$698,506
Included in cash and cash equivalents			$70,133
Included in marketable securities			$628,373

	Fair Value Measurement at December 31, 2018
	Level 1	Level 2	Total
Description
Corporate bonds	$—	$460,210	$460,210
Asset-backed securities	—	127,078	127,078
U.S. Treasury securities	—	58,039	58,039
Money market funds	57,758	—	57,758
Commercial paper	—	38,900	38,900
Agency securities	—	11,256	11,256
Certificates of deposit and time deposits	—	3,200	3,200
Total	$57,758	$698,683	$756,441
Included in cash and cash equivalents			$62,557
Included in marketable securities			$693,884

As of September 30, 2019 and December 31, 2018, there were no securities within Level 3 of the fair value hierarchy. There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2019. Gross unrealized gains and losses for cash equivalents and marketable securities as of September 30, 2019 were $5 million and not material, respectively. The aggregate amortized cost basis for cash equivalents and marketable securities as of September 30, 2019 was $694 million. Gross unrealized gains and losses for cash equivalents and marketable securities as of December 31, 2018 were not material. Unrealized losses for securities that have been in an unrealized loss position for more than 12 months as of September 30, 2019 and December 31, 2018 were not material.
The following table classifies our marketable securities by contractual maturity (in thousands):

	September 30, 2019	December 31, 2018
Due in one year or less	$243,846	$300,213
Due after one year and within five years	384,527	393,671
Total	$628,373	$693,884

As of September 30, 2019 and December 31, 2018, the balance of strategic investments without readily determinable fair values was $11 million and $10 million, respectively. There have been no adjustments to the carrying values of strategic investments resulting from impairments or observable price changes.
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
As of September 30, 2019, the balance of AOCI included an unrecognized net loss of $1 million related to the changes in the fair value of foreign currency forward contracts designated as cash flow hedges. We expect to reclassify a net loss of $2 million into earnings over the next 12 months associated with our cash flow hedges.
The following tables present information about our derivative instruments on our consolidated balance sheets (in thousands):

	September 30, 2019
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$2,502	Accrued liabilities	$5,129
Total		$2,502		$5,129

	December 31, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$2,047	Accrued liabilities	$4,862
Total		$2,047		$4,862

Our foreign currency forward contracts had a total notional value of $228 million and $200 million as of September 30, 2019 and December 31, 2018, respectively. We have a master netting arrangement with each of our counterparties, which permit net settlement of multiple, separate derivative contracts with a single payment. GAAP permits companies to present the fair value of derivative instruments on a net basis according to master netting arrangements. We have elected to present our derivative instruments on a gross basis in our consolidated financial statements. We do not enter into any derivative contracts for trading or speculative purposes. As of September 30, 2019 and December 31, 2018, there was no cash collateral posted with counterparties. All derivatives have been designated as hedging instruments.
The following table presents information about our foreign currency forward contracts on our condensed consolidated statements of operations for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Classification	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings
Revenue	$652	$1,684
Cost of revenue	(274)	(1,141)
Research and development	(280)	(1,045)
Sales and marketing	(519)	(1,939)
General and administrative	(226)	(723)
Total	$(647)	$(3,164)

The loss recognized in AOCI related to foreign currency forward contracts was $3 million for both the three and nine months ended September 30, 2019.
The loss recognized in AOCI related to foreign currency forward contracts was $1 million and $4 million for the three and nine months ended September 30, 2018, respectively. The loss reclassified from AOCI into earnings related to foreign currency forward contracts was $1 million and not material for the three and nine months ended September 30, 2018, respectively, which was included within revenue, cost of revenue and operating expenses on our consolidated statements of operations.

The cash flow effects related to foreign currency forward contracts are included within operating activities on our consolidated statements of cash flows.
Convertible Senior Notes
As of September 30, 2019, the fair value of our convertible senior notes was $757 million. The fair value was determined based on the quoted price of the convertible senior notes in an inactive market on the last traded day of the quarter and has been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $72.88 on the last trading day of the quarter, the if-converted value of our convertible senior notes exceeded the principal amount of $575 million as of September 30, 2019.
Note 4. Costs to Obtain Customer Contracts
The balances of deferred costs to obtain customer contracts were $65 million and $52 million as of September 30, 2019 and December 31, 2018, respectively. Amortization expense for these deferred costs was $8 million and $6 million for the three months ended September 30, 2019 and 2018, respectively, and $23 million and $15 million for the nine months ended September 30, 2019 and 2018, respectively. There were no impairment losses related to these deferred costs for the periods presented.

Note 5. Property and Equipment
Property and equipment, net consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Leasehold improvements	$76,338	$51,832
Capitalized internal-use software	38,979	36,444
Computer equipment and licensed software and patents	26,347	21,100
Furniture and fixtures	15,071	11,550
Construction in progress	7,431	10,538
Hosting equipment	—	34,105
Total	164,166	165,569
Less: accumulated depreciation and amortization	(69,315)	(89,915)
Property and equipment, net	$94,851	$75,654

Depreciation expense was $5 million and $6 million for the three months ended September 30, 2019 and 2018, respectively, and $15 million and $19 million for the nine months ended September 30, 2019 and 2018, respectively.
Amortization expense of capitalized internal-use software was $2 million for each of the three months ended September 30, 2019 and 2018, and $5 million and $4 million for the nine months ended September 30, 2019 and 2018, respectively. The carrying values of capitalized internal-use software as of September 30, 2019 and December 31, 2018 were $20 million and $19 million, respectively, including $5 million and $3 million in construction in progress, respectively.
During the first quarter of 2019, we completed the transition from our self-managed colocation data centers to third-party managed hosting services, at which time, we concluded that these assets met the criteria to be classified as held for sale. Accordingly, these assets were written down to their estimated salvage value and reclassified from property and equipment to other current assets, with $34 million and $33 million being reclassified from hosting equipment and accumulated depreciation respectively, for a net amount of $1 million. In the third quarter of 2019, we received cash for substantially all of the estimated salvage value.

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
The following tables present information about leases on our consolidated balance sheet (in thousands):

September 30, 2019
Assets
Lease right-of-use assets	$95,098
Liabilities
Lease liabilities	21,398
Lease liabilities, noncurrent	87,926

As of September 30, 2019, the weighted average remaining lease term was 5.9 years and the weighted average discount rate was 5.3%.
The following table presents information about leases on our consolidated statement of operations (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease expense	$6,382	$17,221
Short-term lease expense	168	2,037
Variable lease expense	1,607	4,835
Sublease income	560	1,353

The following table presents supplemental cash flow information about our leases (in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$15,197
Operating lease assets obtained in exchange for new lease liabilities	27,559

As of September 30, 2019, remaining maturities of lease liabilities are as follows:

Remainder of 2019	$5,323
2020	27,390
2021	24,493
2022	22,568
2023	15,962
Thereafter	31,198
Total lease payments	126,934
Less imputed interest	17,610
Total	$109,324

The table above excludes future payments of $4 million related to signed leases that have not yet commenced.

Note 7. Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2019 are as follows (in thousands):

Balance as of December 31, 2018	$111,584
Goodwill acquired	58,245
Goodwill adjustments	(355)
Balance as of September 30, 2019	$169,474

Acquired intangible assets subject to amortization consist of the following (in thousands):

	As of September 30, 2019
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
				(In years)
Developed technology	$39,000	$(12,785)	$26,215	5.1
Customer relationships	15,210	(3,183)	12,027	5.0
Backlog	3,200	(1,400)	1,800	1.2
	$57,410	$(17,368)	$40,042

	As of December 31, 2018
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
				(In years)
Developed technology	$31,000	$(8,151)	$22,849	5.5
Customer relationships	11,310	(1,249)	10,061	4.6
Backlog	2,200	(367)	1,833	1.7
	$44,510	$(9,767)	$34,743

Amortization expense of acquired intangible assets was $3 million and $1 million for the three months ended September 30, 2019 and 2018, respectively, and $8 million and $3 million for the nine months ended September 30, 2019 and 2018, respectively.
Estimated future amortization expense as of September 30, 2019 is as follows (in thousands):

Remainder of 2019	$2,826
2020	9,275
2021	7,599
2022	7,433
2023	6,661
Thereafter	6,248
$40,042

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

As of the quarter ended June 30, 2019, the conditions allowing holders of the Notes to convert were met. As a result, the Notes became convertible at the option of the holders during the quarter ended September 30, 2019. During the quarter ended September 30, 2019, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not convertible during the quarter ending December 31, 2019 and are classified as a noncurrent liability as of September 30, 2019. As of the date of this filing, we have received one request for conversion for an immaterial amount of Notes.

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

The net carrying amount of the liability component of the Notes is as follows (in thousands):

	September 30, 2019	December 31, 2018
Principal	$575,000	$575,000
Unamortized Debt Discount	(90,015)	(107,494)
Unamortized issuance costs	(7,978)	(9,330)
Net carrying amount	$477,007	$458,176

The net carrying amount of the equity component of the Notes is as follows (in thousands):

	September 30, 2019	December 31, 2018
Debt Discount for Conversion Option	$124,976	$124,976
Issuance costs	(2,948)	(2,948)
Net carrying amount	$122,028	$122,028

Interest expense related to the Notes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contractual interest expense	$359	$360	$1,078	$762
Amortization of Debt Discount	5,902	5,603	17,479	11,806
Amortization of issuance costs	464	412	1,352	859
Total interest expense	$6,725	$6,375	$19,909	$13,427

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

Note 9. Commitments and Contingencies
Commitments
As of September 30, 2019, there were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the year ended December 31, 2018.
Litigation and Loss Contingencies
We accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. These estimates are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter.

On October 24, 2019, a purported stockholder of the Company filed a putative class action complaint in the United States District Court for the Northern District of California, entitled Charles Reidinger v. Zendesk, Inc., et al., 3:19-cv-06968-CRB, against the Company and certain of the Company’s executive officers. The complaint alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), purportedly on behalf of all persons who purchased Zendesk, Inc. common stock between February 6, 2019 and October 1, 2019, inclusive. The claims are based upon allegations that defendants misrepresented and/or omitted material information in certain of our prior public filings. To this point, no discovery has occurred in this case. The class action is still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability to the individual defendants, if any. Management believes that the lawsuit lacks merit and intends to vigorously defend the actions. We cannot predict the outcome of or estimate the possible loss or range of loss from the above described matter.

From time to time, we may be subject to other legal proceedings, claims, investigations, and government inquiries in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights, labor and employment rights, defamation, privacy, and contractual rights. In general, the resolution of a legal matter could prevent the Company from offering its service to others, could be material to the Company’s financial condition or cash flows, or both, or could otherwise adversely affect the Company’s operating results.

The outcomes of legal proceedings and other contingencies are inherently unpredictable and subject to significant uncertainties. As a result, the Company is not able to reasonably estimate the amount or range of possible losses in excess of any amounts accrued, including losses that could arise as a result of application of non-monetary remedies, with respect to the contingencies it faces. In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on business, consolidated balance sheets, results of operations, comprehensive loss, or cash flows.
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
Note 10. Common Stock and Stockholders’ Equity
Common Stock
As of September 30, 2019 and December 31, 2018, there were 400 million shares of common stock authorized for issuance with a par value of $0.01 per share and 111.9 million and 108.0 million shares were issued and outstanding, respectively.
Preferred Stock
As of each of September 30, 2019 and December 31, 2018, there were 10 million shares of preferred stock authorized for issuance with a par value of $0.01 per share and no shares of preferred stock were issued or outstanding.
Employee Equity Plans
Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan, or ESPP, eligible employees are granted options to purchase shares of our common stock through payroll deductions. The ESPP provides for 18-month offering periods, which include three six-month purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of an offering period or the fair market value of our common stock at the end of the purchase period. During the three and nine months ended September 30, 2019, none and 0.4 million shares of common stock were purchased under the ESPP, respectively. Pursuant to the terms of the ESPP, the number of shares reserved under the ESPP increased by 1.1 million shares on January 1, 2019. As of September 30, 2019, 4.6 million shares of common stock were available for issuance under the ESPP.
Stock Option and Grant Plans
Our board of directors adopted the 2009 Stock Option and Grant Plan, or the 2009 Plan, in July 2009. The 2009 Plan was terminated in connection with our initial public offering in May 2014, and accordingly, no shares are available for issuance under this plan. The 2009 Plan continues to govern outstanding awards granted thereunder.
Our 2014 Stock Option and Incentive Plan, or the 2014 Plan, serves as the successor to our 2009 Plan. Pursuant to the terms of the 2014 Plan, the number of shares reserved for issuance under the 2014 Plan increased by 5.4 million shares on January 1, 2019. As of September 30, 2019, we had 11.7 million shares of common stock available for future grants under the 2014 Plan.

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
A summary of our share-based award activity for the nine months ended September 30, 2019 is as follows (in thousands, except per share information):

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Outstanding RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
				(In years)
Outstanding — January 1, 2019	8,232	5,938	$20.85	6.58	$222,959	6,611	$37.77	$385,891
Increase in authorized shares	5,402
Stock options granted	(336)	336	73.27
RSUs granted	(2,511)					2,511	74.39
Stock options exercised		(1,060)	20.74
RSUs vested						(2,398)	37.21
Stock options forfeited or canceled	101	(101)	43.94
RSUs forfeited or canceled	792					(792)	43.44
RSUs forfeited or canceled and unavailable for grant						(24)	23.44
PRSUs forfeited	30
Outstanding — September 30, 2019	11,710	5,113	$23.86	6.08	$250,894	5,908	$52.86	$430,362

The restricted stock units, or RSUs, forfeited or canceled and unavailable for grant relate to our employment inducement awards. The aggregate intrinsic value for options outstanding represents the difference between the closing market price of our common stock on the last trading day of the reporting period and the exercise price of outstanding, in-the-money options.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2019 and 2018 was $63 million and $30 million, respectively. The intrinsic value for options exercised represents the difference between the exercise price and the market value on the date of exercise. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2019 and 2018 was $28.65 and $17.53, respectively.

The total fair value of RSUs vested during the nine months ended September 30, 2019 and 2018 was $191 million and $123 million, respectively. The fair value of RSUs vested represents market value on the vesting date. The weighted-average grant date fair value of RSUs granted during the nine months ended September 30, 2019 and 2018 was $74.39, and $42.32, respectively.
As of September 30, 2019, we had a total of $325 million in future expense related to our stock options and RSUs to be recognized over a weighted average period of 2.8 years.
Performance Restricted Stock Units
During the three months ended September 30, 2018, the compensation committee of our board of directors granted performance-based restricted stock units, or PRSUs, representing 0.2 million shares of common stock, the substantial majority of which were granted in connection with the acquisition of FutureSimple. The PRSUs vest in four semi-annual tranches through March 2021. The PRSUs include a service condition and a performance condition related to the attainment of semi-annual performance targets approved and communicated in advance of each performance period. For the three and nine months ended September 30, 2019, we recorded $2 million and $6 million of share-based compensation expense, respectively, related to the PRSUs, including a one-time charge related to accelerated retention compensation during the nine months ended September 30, 2019. For the three and nine months ended September 30, 2019, 48 thousand PRSUs were vested. The total future expense related to the PRSUs will be based on the fair value of the underlying shares on the grant date for each performance tranche.

Note 11. Deferred Revenue and Performance Obligations
The changes in the balances of deferred revenue are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance, beginning of period	$287,349	$207,960	$247,962	$174,360
Billings	216,075	172,355	631,530	477,628
Subscription services revenue	(201,498)	(148,100)	(559,911)	(409,673)
Other revenue*	(8,979)	(6,728)	(26,634)	(16,828)
Balance, end of period	$292,947	$225,487	$292,947	$225,487
*Other revenue primarily includes implementation and training services, Talk usage, and amounts from contract assets.
For the three months ended September 30, 2019 and 2018, the majority of revenue recognized was from the deferred revenue balances at the beginning of each period. For the nine months ended September 30, 2019 and 2018, less than half of revenue recognized was from the deferred revenue balances at the beginning of each period.
The aggregate balance of remaining performance obligations as of September 30, 2019 was $558 million. We expect to recognize $404 million of the balance as revenue in the next 12 months and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized and does not include contract amounts which are cancelable by the customer and amounts associated with optional renewal periods.

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
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(34,224)	$(34,144)	$(133,485)	$(97,835)
Weighted-average shares used to compute basic and diluted net loss per share	111,261	106,143	109,969	104,954
Net loss per share, basic and diluted	$(0.31)	$(0.32)	$(1.21)	$(0.93)

The anti-dilutive securities excluded from the shares used to calculate diluted net loss per share are as follows (in thousands):

	As of September 30,
	2019	2018
Shares subject to outstanding common stock options and employee stock purchase plan	5,323	6,344
Restricted stock units	5,908	7,151
Shares related to convertible senior notes	2,138	111
	13,369	13,606

The shares related to convertible senior notes in the table above are calculated based on the average market price of our common stock for the three months ended September 30, 2019 and 2018, respectively.

We expect to settle the principal amount of the convertible senior notes in cash and therefore use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given reporting period exceeds the initial conversion price of $63.07 per share for the convertible senior notes. Based on the initial conversion price, potential dilution related to the convertible senior notes is approximately 9.1 million shares. The convertible senior notes will not be convertible during the three months ending December 31, 2019.

Note 13. Income Taxes
We reported an income tax benefit that was not material for the three months ended September 30, 2019 and income tax expense of $1 million for the nine months ended September 30, 2019. We reported income tax benefits of $2 million and $7 million for the three and nine months ended September 30, 2018, respectively, primarily due to the recognition of an income tax benefit related to taxable temporary differences of the convertible senior notes and the capped call. The effective tax rate for each period differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for U.S. losses due to having a full valuation allowance against U.S. deferred tax assets.

Note 14. Geographic Information
Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.
Revenue
The following table presents our revenue by geographic area, as determined based on the billing address of our customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$110,964	$78,848	$306,880	$220,221
EMEA	59,196	45,927	166,728	125,564
APAC	22,981	18,107	63,715	48,214
Other	17,336	11,946	49,222	32,502
Total	$210,477	$154,828	$586,545	$426,501

Long-Lived Assets
The following table presents our long-lived assets by geographic area (in thousands):

	As of September 30, 2019	As of December 31, 2018
United States	$87,315	$32,351
EMEA:
Republic of Ireland	43,668	14,698
Other EMEA	4,275	2,450
Total EMEA	47,943	17,148
APAC:
Singapore	27,889	1,117
Other APAC	6,317	5,772
Total APAC	34,206	6,889
Total	$169,464	$56,388

The table above includes property and equipment and lease right-of-use assets and excludes capitalized internal-use software and intangible assets.

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
For the three months ended September 30, 2019 and 2018, our revenue was $210 million and $155 million, respectively, representing a 36% growth rate. For the nine months ended September 30, 2019 and 2018, our revenue was $587 million and $427 million, respectively, representing a 38% growth rate. For the three months ended September 30, 2019 and 2018, we derived $100 million, or 47%, and $76 million, or 49%, respectively, of our revenue from customers located outside of the United States. For the nine months ended September 30, 2019 and 2018, we derived $280 million, or 48%, and $206 million, or 48%, respectively, of our revenue from customers located outside of the United States. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. For each of the three months ended September 30, 2019 and 2018, we generated net losses of $34 million. For the nine months ended September 30, 2019 and 2018, we generated net losses of $133 million and $98 million, respectively.
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
Number of Paid Customer Accounts. We believe that our ability to increase our number of paid accounts using our products is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. We define the number of paid customer accounts as the sum of the number of accounts on Zendesk Support, exclusive of our legacy Starter plan, free trials, or other free services, the number of accounts on Chat, exclusive of free trials or other free services, and the number of accounts on all of our other products, exclusive of free trials and other free services, each as of the end of the period and as identified by a unique account identifier. In the quarter ended June 30, 2018, we began to offer an omnichannel subscription, which provides access to multiple products through a single paid customer account, Zendesk Suite, and in the quarter ended June 30, 2019, we began to offer a subscription which provides access to Sell and Support through a single paid customer account, Zendesk Duet. The number of Suite paid customer accounts are included in the number of accounts on products other than Support and Chat, and are not included in the number of paid customer accounts using Support or Chat. The number of Duet paid customer accounts are included in the number of paid customer accounts using Support. Existing customers may also expand their utilization of our products by adding new accounts and a single consolidated organization or customer may have multiple accounts across each of our products to service separate subsidiaries, divisions, or work processes. Each of these accounts is also treated as a separate paid customer account. Other than paid accounts for Zendesk Connect, our marketing automation offering, an increase in the number of paid customer accounts generally correlates to an increase in the number of authorized agents licensed to use our products, which directly affects our revenue and results of operations. We view growth in this metric as a measure of our success in converting new sales opportunities. We had approximately 153,700 paid customer accounts as of September 30, 2019, including approximately 79,600 paid customer accounts on Support, approximately 43,600 paid customer accounts on Chat, and approximately 30,600 paid customer accounts on our other products. As the total number of paid customer accounts increases, we expect the rate of growth in the number of paid customer accounts to decline. We do not currently include in our number of paid accounts the number of accounts on Sunshine Conversations, our Sunshine platform messaging product, Zendesk Gather, our community forum software, or our legacy Smooch product.
Dollar-Based Net Expansion Rate. Our ability to generate revenue is dependent upon our ability to maintain our relationships with our customers and to increase their utilization of our products. We believe we can achieve this by focusing on delivering value and functionality that retains our existing customers, expands the number of authorized agents associated with an existing paid customer account, and results in upgrades to higher-priced subscription plans and the purchase of additional products. Maintaining customer relationships allows us to sustain and increase revenue to the extent customers maintain or increase the number of authorized agents licensed to use our products. We assess our performance in this area by measuring our dollar-based net expansion rate. Our dollar-based net expansion rate provides a measurement of our ability to increase revenue across our existing customer base through expansion of authorized agents associated with a paid customer account, upgrades in subscription plans, and the purchase of additional products as offset by churn, contraction in authorized agents associated with a paid customer account, and downgrades in subscription plans. We do not currently incorporate operating metrics associated with our legacy analytics product, our legacy Outbound product, our Sell product, our legacy Starter plan, Sunshine Conversations, Gather, our legacy Smooch product, free trials, or other free services into our measurement of dollar-based net expansion rate.

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
We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate annual recurring revenue across our products from paid customer accounts as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate annual recurring revenue across our products from the same customer base included in our measure of base revenue at the end of the annual period being measured. Our dollar-based net expansion rate is also adjusted to eliminate the effect of certain activities that we identify involving consolidation of customer accounts, or the split of a single paid customer account into multiple paid customer accounts. In addition, our dollar-based net expansion rate is adjusted to include paid customer accounts in the customer base used to determine retained revenue net of contraction and churn that share common corporate information with customers in the customer base that is used to determine our base revenue. Giving effect to this consolidation would result in our dollar-based net expansion rate being calculated across approximately 105,400 customers, as compared to the approximately 153,700 total paid customer accounts as of September 30, 2019. To the extent that we can determine that the underlying customers do not share common corporate information, we do not aggregate paid customer accounts associated with reseller and other similar channel arrangements for the purposes of determining our dollar-based net expansion rate. While not material, we believe the failure to account for these activities would otherwise skew our dollar-based net expansion metrics associated with customers that maintain multiple paid customer accounts across their products and paid customer accounts associated with reseller and other similar channel arrangements.
Our dollar-based net expansion rate was 116% as of September 30, 2019. We expect that, among other factors, our continued focus on adding larger paid customer accounts at the time of addition and the growth in our revenue will result in an overall decline in our dollar-based net expansion rate over time as our aggregate annual recurring revenue grows.
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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$210,477	$154,828	$586,545	$426,501
Cost of revenue (1)	59,210	46,992	172,534	130,207
Gross profit	151,267	107,836	414,011	296,294
Operating expenses (1):
Research and development	54,528	40,410	151,829	115,118
Sales and marketing	99,303	74,270	285,750	208,778
General and administrative	32,864	27,357	107,135	73,809
Total operating expenses	186,695	142,037	544,714	397,705
Operating loss	(35,428)	(34,201)	(130,703)	(101,411)
Other income (expense), net:
Interest income	4,986	4,561	15,752	9,906
Interest expense	(6,727)	(6,375)	(19,885)	(13,427)
Other income (expense), net	2,581	(463)	2,012	(194)
Total other income (expense), net	840	(2,277)	(2,121)	(3,715)
Loss before provision for (benefit from) income taxes	(34,588)	(36,478)	(132,824)	(105,126)
Provision for (benefit from) income taxes	(364)	(2,334)	661	(7,291)
Net loss	$(34,224)	$(34,144)	$(133,485)	$(97,835)
______________
(1) Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$5,397	$3,929	$15,580	$10,500
Research and development	12,169	10,677	35,717	30,436
Sales and marketing	13,839	10,261	39,813	27,447
General and administrative	7,244	6,579	27,948	18,198

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (2)	28.1	30.4	29.4	30.5
Gross profit	71.9	69.6	70.6	69.5
Operating expenses (2):
Research and development	25.9	26.1	25.9	27.0
Sales and marketing	47.2	48.0	48.7	49.0
General and administrative	15.6	17.7	18.3	17.3
Total operating expenses	88.7	91.8	92.9	93.3
Operating loss	(16.8)	(22.2)	(22.3)	(23.8)
Other income (expense), net:
Interest income	2.4	2.9	2.7	2.3
Interest expense	(3.2)	(4.1)	(3.4)	(3.1)
Other income (expense), net	1.2	(0.3)	0.3	—
Total other income (expense), net	0.4	(1.5)	(0.4)	(0.8)
Loss before provision for (benefit from) income taxes	(16.4)	(23.7)	(22.7)	(24.6)
Provision for (benefit from) income taxes	(0.2)	(1.5)	0.1	(1.7)
Net loss	(16.2)%	(22.2)%	(22.8)%	(22.9)%
______________
(2) Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	2.6%	2.5%	2.7%	2.5%
Research and development	5.8	6.9	6.1	7.1
Sales and marketing	6.6	6.6	6.8	6.4
General and administrative	3.4	4.2	4.8	4.3

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, except percentages)
Revenue	$210,477	$154,828	36%	$586,545	$426,501	38%
Revenue increased $56 million, or 36%, and $160 million, or 38%, in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increase in revenue was primarily due to the increase of subscription services revenue from new customer contracts, as well as expansions from existing customers.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, except percentages)
Cost of revenue	$59,210	$46,992	26%	$172,534	$130,207	33%
Gross margin	71.9%	69.6%		70.6%	69.5%
Cost of revenue increased $12 million, or 26%, and $42 million, or 33%, in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The overall increase was primarily due to increased employee compensation-related costs of $6 million and $19 million, driven by headcount growth, increased hosting costs of $1 million and $7 million, increased third-party license fees of $1 million and $6 million, and increased amortization of acquired intangible assets of $1 million and $3 million, respectively. The increase in hosting costs was driven by an increase in expenditures for third-party managed hosting services, partially offset by lower depreciation from our self-managed colocation data centers in connection with our transition to third-party managed hosting services. The increase in third-party license fees was driven by increased customer usage of certain product features, and the increase in amortization expense from acquired intangible assets was related to the acquisitions of FutureSimple Inc., or Future Simple, and Smooch Technologies Holdings ULC, or Smooch. Further contributing to the overall increase was an increase in allocated shared facilities and information technology costs of $1 million and $3 million, respectively.
Our gross margin increased by 2.3 and 1.1 percentage points in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, driven primarily by increased optimization of our hosting infrastructure.
Operating Expenses
Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, except percentages)
Research and development	$54,528	$40,410	35%	$151,829	$115,118	32%

Research and development expenses increased $14 million, or 35%, and $37 million, or 32%, in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The overall increase was primarily due to increased employee compensation-related costs of $10 million and $26 million, respectively, driven by headcount growth. Further contributing to the overall increase was an increase in allocated shared costs of $2 million and $5 million, respectively.
Sales and Marketing Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, except percentages)
Sales and marketing	$99,303	$74,270	34%	$285,750	$208,778	37%
Sales and marketing expenses increased $25 million, or 34%, and $77 million, or 37%, in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The overall increase was primarily due to increased employee compensation-related costs, including amortization of deferred commissions, of $18 million and $52 million, driven by headcount growth, and an increase in marketing program costs of $2 million and $7 million, respectively. The increase in marketing program costs was primarily driven by increased volume of marketing and advertising activities. Further contributing to the overall increase was an increase in allocated shared costs of $3 million and $9 million, respectively.
General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, except percentages)
General and administrative	$32,864	$27,357	20%	$107,135	$73,809	45%
General and administrative expenses increased $6 million, or 20%, and $33 million, or 45%, in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The overall increase was primarily due to increased employee compensation-related costs of $5 million and $16 million, respectively, driven by headcount growth and a one-time charge of $3 million related to accelerated retention compensation during the three months ended June 30, 2019. The overall increase was also driven by costs associated with our acquisition of Smooch during the three months ended June 30, 2019, including transaction costs of $3 million and a one-time share-based compensation charge of $3 million related to accelerated stock options of Smooch. Further contributing to the overall increase was an increase in allocated shared costs of $1 million and $2 million, respectively.
Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, except percentages)
Interest income	$4,986	$4,561	9%	$15,752	$9,906	59%
Interest expense	(6,727)	(6,375)	6%	(19,885)	(13,427)	48%
Other income (expense), net	2,581	(463)	*	2,012	(194)	*
* not meaningful
Interest income increased by $6 million in the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to the increase in the amount of marketable securities from the proceeds received from our convertible senior notes, issued in March 2018. Interest expense increased by $6 million in the nine months ended September 30, 2019, due to the issuance of our convertible senior notes.
Liquidity and Capital Resources

As of September 30, 2019, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $819 million, which were held for working capital and general corporate purposes. Our cash equivalents and marketable securities are comprised of corporate bonds, asset-backed securities, U.S. Treasury securities, money market funds, commercial paper, and agency securities.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$57,050	$55,682
Net cash used in investing activities	(29,832)	(530,877)
Net cash provided by financing activities	37,632	522,945
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
Net cash provided by operating activities in the nine months ended September 30, 2019 was $57 million, reflecting our net loss of $133 million, adjusted by non-cash charges including share-based compensation expense of $119 million, depreciation and amortization of $28 million, amortization of deferred costs of $23 million, amortization of debt discount and issuance costs of $19 million, and net changes in operating assets and liabilities of $1 million. The net changes in operating assets and liabilities were primarily attributable to an increase in deferred revenue of $46 million due to sales growth and the timing of customer billings and an increase in accounts payable and accrued liabilities of $23 million due to timing of payments. These sources of cash flow were primarily offset by an increase in deferred costs of $35 million, primarily including sales commissions, and an increase in accounts receivable of $20 million due to the timing of customer billings and collections.
Net cash provided by operating activities in the nine months ended September 30, 2018 was $56 million, reflecting our net loss of $98 million, adjusted by non-cash charges including share-based compensation expense of $87 million, depreciation and amortization of $27 million, amortization of deferred costs of $15 million, amortization of debt discount and issuance costs of $13 million, and net changes in operating assets and liabilities of $9 million. The net changes in operating assets and liabilities were primarily attributable to an increase in deferred revenue of $51 million due to sales growth and the timing of customer billings and an increase in accounts payable and accrued liabilities of $28 million due to timing of payments. These sources of cash flow were offset by an increase in deferred costs of $27 million, primarily including sales commissions, and an increase in accounts receivable of $27 million due to the timing of customer billings and collections.

Investing Activities
Net cash used in investing activities in the nine months ended September 30, 2019 of $30 million was primarily attributable to cash paid for the acquisition of Smooch, net of cash acquired, of $71 million, purchases of property and equipment of $26 million, primarily associated with leasehold improvements for newly leased office facilities, and capitalized internal-use software costs of $5 million related to the development of additional features and functionality for our platform, partially offset by proceeds from sales and maturities of marketable securities of $72 million, net of purchases.
Net cash used in investing activities in the nine months ended September 30, 2018 of $531 million was primarily attributable to purchases of marketable securities of $419 million, net of sales and maturities, cash paid for the acquisition of FutureSimple, net of cash acquired, of $79 million, purchases of property and equipment of $27 million, primarily associated with newly leased office facilities, and capitalized internal-use software costs of $6 million related to the development of additional features and functionality for our platform.
Financing Activities
Net cash provided by financing activities in the nine months ended September 30, 2019 of $38 million was primarily attributable to proceeds from our employee stock purchase plan of $23 million and proceeds from exercises of employee stock options of $22 million, partially offset by payments for withholding taxes related to net share settlement of RSUs of $7 million.
Net cash provided by financing activities in the nine months ended September 30, 2018 of $523 million was primarily attributable to net proceeds from the issuance of our convertible senior notes of $561 million, proceeds from our employee stock purchase plan of $16 million, and proceeds from the exercise of employee stock options of $13 million, partially offset by the purchase of the capped call in connection with the issuance of our convertible senior notes of $64 million.

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

Off-Balance Sheet Arrangements
Through September 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Rate Risk
While we primarily transact with customers in the U.S. dollar, we also transact in foreign currencies, including the Euro, British Pound Sterling, Australian Dollar, Singapore Dollar, Danish Krone, Brazilian Real, Philippine Peso, Japanese Yen, Indian Rupee, Polish Zloty, Canadian Dollar, and Mexican Peso due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. dollar for all international subsidiaries. Changes in the value of foreign currencies relative to the U.S. dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. As of September 30, 2019, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and marketable securities.
We operate a hedging program to mitigate the impact of foreign currency fluctuations on our cash flows and earnings. For additional information, see Note 3 of the notes to our condensed consolidated financial statements.
Interest Rate Sensitivity
We had cash, cash equivalents, and marketable securities totaling $819 million as of September 30, 2019, of which $699 million was invested in corporate bonds, asset-backed securities, U.S. Treasury securities, money market funds, commercial paper, and agency securities. The cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of September 30, 2019, an immediate increase of 100-basis points in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $7 million. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity or declines in fair value are determined to be other than temporary.
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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On October 24, 2019, a purported stockholder of the Company filed a putative class action complaint in the United States District Court for the Northern District of California, entitled Charles Reidinger v. Zendesk, Inc., et al., 3:19-cv-06968-CRB, against the Company and certain of the Company’s executive officers. The complaint alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), purportedly on behalf of all persons who purchased Zendesk, Inc. common stock between February 6, 2019 and October 1, 2019, inclusive. The claims are based upon allegations that defendants misrepresented and/or omitted material information in certain of our prior public filings. To this point, no discovery has occurred in this case. The class action is still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability to the individual defendants, if any. Management believes that the lawsuit lacks merit and intends to vigorously defend the actions. We cannot predict the outcome of or estimate the possible loss or range of loss from the above described matter. It is possible that additional, similar complaints may be filed or the complaint described above will be amended. If this occurs, we do not intend to announce the filing of each additional, similar complaint or any amended complaint unless it contains allegations that are substantially distinct from those made in the pending action described above.

From time to time, we may be subject to other legal proceedings, claims, investigations, and government inquiries in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights, defamation, labor and employment rights, privacy, and contractual rights. Legal risk is enhanced in certain jurisdictions outside the United States where our protection from liability for content added to our products by third parties may be unclear and where we may be less protected under local laws than we are in the United States. Future litigation may be necessary to defend ourselves, our partners, and our customers by determining the scope, enforceability, and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. In general, the resolution of a legal matter could prevent the Company from offering its service to others, could be material to the Company’s financial condition or cash flows, or both, or could otherwise adversely affect the Company’s operating results.

In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on business, consolidated balance sheets, results of operations, comprehensive loss, or cash flows. However, the outcome of these matters is inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts in excess of management's expectations, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.

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

We derive, and expect to continue to derive, substantially all of our revenue and cash flows from sales of subscriptions to Support or from sales of subscriptions to our products primarily resulting from an interest in Support. As such, the market acceptance of this product is critical to our success. Demand for our products is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our products by customers for existing and new use cases, the timing of development and release of new products, features, and functionality introduced by our competitors, technological change, and growth or contraction in our addressable market. We expect that an increasing focus on the customer experience and the growth of various communications channels will profoundly impact the market for our software and blur distinctions between traditionally separate systems for customer support, customer engagement and retention software, sales force automation, marketing automation, messaging, and other customer relationship management software and platform products, enabling new competitors to emerge. If we are unable to meet customer demands to improve relationships between organizations and their customers through flexible solutions designed to address all these needs or otherwise achieve more widespread market acceptance of our products, our business, results of operations, financial condition, and growth prospects will be adversely affected.
We have a history of losses and we expect our revenue growth rate to decline. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain our profitability.
We have incurred net losses in each year since our inception, including net losses of $34 million in each of the three months ended September 30, 2019 and 2018, and $133 million and $98 million in the nine months ended September 30, 2019 and 2018, respectively. We had an accumulated deficit of $663 million as of September 30, 2019. For the three months ended September 30, 2019 and 2018, our revenue was $210 million and $155 million, respectively, representing a 36% growth rate. For the nine months ended September 30, 2019 and 2018, our revenue was $587 million and $427 million, respectively, representing 38% growth rate. Our historical revenue growth has been inconsistent, and should not be considered indicative of our future performance. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

•
development of our family of products, including investments in our research and development team, improvements to the scalability, availability, and security of our products, and the integration of acquired products into our platform;

•	the development or acquisition of new products, features, and functionality;

•	enhancements to our network operations and infrastructure;

•	sales and marketing, including an expansion of our direct sales organization;

•	continued international expansion in an effort to increase our customer base and sales; and

•	general administration, including legal, accounting, and other expenses related to being a public company.
These investments may not result in increased revenue or growth of our business. If we fail to continue to grow our revenue, our operating results and business would be harmed.
Failure to effectively expand and maintain our sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products.
Increasing our customer base and achieving broader market acceptance of our products will depend, to a significant extent, on our ability to effectively expand and maintain our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain certain of our new customers, including larger organizations. We plan to continue to expand our direct sales force both domestically and internationally to increase our sales capacity. During the twelve months ended September 30, 2019, our sales and marketing organization increased by approximately 380 employees to approximately 1,240 employees. There is significant competition for experienced sales and marketing professionals with the skills and technical knowledge that we require across various geographies. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales and marketing professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Our recent hires and planned hires may not become as productive as we anticipate as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Specifically, in territories outside the United States, recruiting and retention may be more difficult and costly, affecting our ability to compete in such jurisdictions. We cannot predict whether, or to what extent, our sales will increase as we expand our sales and marketing functions or how long it will take for new personnel to become productive. Our business will be harmed if our sales and marketing efforts do not generate a significant increase in revenue.

We face a number of risks in our strategy to increasingly target larger organizations for sales of our products and, if we do not manage these efforts effectively, our business and results of operations could be adversely affected.
As we target more of our sales efforts to larger organizations, we expect to incur higher costs and longer sales cycles, and we may be less effective at predicting when we will complete these sales. In this market segment, the decision to subscribe to one or more of our products may require the approval of a greater number of technical personnel and management levels within a potential customer’s organization than we have historically encountered, and if so, these types of sales would require us to invest more time educating these potential customers on the benefits of our products. In addition, larger organizations may demand more features and integration services as we release products that are increasingly designed for larger organizations. We have limited experience in developing and managing sales channels and distribution arrangements for larger organizations. As a result of these factors, these sales opportunities may require us to devote greater research and development, sales, marketing events, product support, and professional services resources to individual customers, resulting in increased costs and reduced profitability, and would likely lengthen our typical sales cycle, which could strain our resources. Moreover, these transactions may require us to delay recognizing portions of the associated revenue we derive from these customers until any technical or implementation requirements have been met, and larger customers may demand discounts to the subscription prices they pay for our products. Furthermore, because we have limited experience selling to larger organizations, our investment in marketing our products to these potential customers may not be successful, which could harm our results of operations and our overall ability to grow our customer base. Following sales to larger organizations, we may have fewer opportunities to expand usage of our products or to sell additional functionality, and we may experience increased subscription terminations as compared to our experience with smaller organizations, any of which could harm our results of operations. Additionally, larger organizations generally have a greater amount of resources than smaller organizations to dedicate to building internal products that mimic or replace the functionality of our products, which may result in a decreased need for our products and a decreased need to renew a subscription to those products, each of which would have a negative effect on our results of operations.
As we target larger organizations, we may additionally need to divert a greater percentage of personnel and investments away from support of smaller organizations, resulting in an increasing churn in such segment and a negative effect on our results of operations. Additionally, as support and sales to larger organizations generally require different types of personnel and investments than those required to support sales to smaller organizations, we may need to commit greater resources to delivering a consistent approach and our costs may rise. For example, we may become increasingly reliant on our professional services to customize our offerings as we offer more features and functionality that are geared towards larger enterprises, which may disproportionately require greater diversion of internal resources for a result relevant to a smaller number of customers.
The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.
The market for customer experience solutions is fragmented, rapidly evolving, and highly competitive, with relatively low barriers to entry. With respect to larger organizations seeking to deploy a customer service software system, we have many competitors that are larger than us and which have greater name recognition, much longer operating histories, more established customer relationships, larger marketing budgets, and significantly greater resources than we do. Among the small to medium-sized organizations that make up a large proportion of our customers, we often compete with general use computer applications and other tools, which these organizations use to provide support and which can be deployed for little or no cost. These include shared accounts for email communication, phone banks for voice communication, pen and paper, text editors, and spreadsheets for tracking and management.
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
We face competition from in-house software systems, large integrated systems vendors, and smaller companies offering alternative SaaS applications. Our competitors vary in size and in the breadth and scope of the products and services they offer. For larger organizations, we compete with customer software systems and large enterprise software vendors such as salesforce.com, Inc., Oracle Corporation, Microsoft Corporation, and ServiceNow, Inc., each of which may have greater operational flexibility to bundle competing products and services with other software offerings, or offer them at a lower price than our current Suite offering, which will negatively affect our competitiveness for that offering. Additionally, large enterprise software vendors have a greater ability to aggressively price their product at a level below their typical selling price in order to gain market share, decreasing our ability to compete successfully with such vendors in certain regions. In addition, we compete with a number of other SaaS providers with focused applications competitive to one or more of our products that our potential customers may elect to use in lieu of our products, and such providers may be able to offer their products at a lower price due to the focused nature of their applications, such as Freshworks Inc. and Kustomer Inc. Further, other established SaaS providers not currently focused on the functionality that our products provide may expand their services to compete with us. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Additionally, some existing and potential customers, particularly large organizations, have elected, and may in the future elect, to develop their own internal customer support software system. Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult for us to compete with them. Additionally, as our offerings expand to adjacent markets, such as sales force automation and platform-based features and functionality, in which we may not have the operational history or familiarity, we may find it difficult to compete with established vendors in those markets. For all of these reasons, we may not be able to compete successfully against our current and future competitors or retain existing customers, which would harm our business.
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
Our customer retention, our ability to sell additional products to existing customers, and the rate at which our existing customers purchase subscriptions to additional products may be impacted by a number of factors, including our customers’ satisfaction with our products, our product support, our prices, the prices of competing software systems, mergers and acquisitions affecting our customer base, the effects of global economic conditions, or reductions in our customers’ spending levels. In addition, the rate at which our existing customers purchase subscriptions to additional products depends on a number of factors, including the perceived need for additional products to build better relationships between organizations and their customers. If our customers do not renew their subscriptions, renew on less favorable terms, fail to add more agents, or fail to purchase subscriptions to additional products, our revenue may decline, and we may not realize improved operating results from our customer base. A substantial proportion of our revenue derives from subscriptions to additional products by existing customers to expand their usage of our products. We believe that a customer's decision to expand usage of our products can be impacted by a greater number of factors compared to the number of factors which can affect the initial adoption of Support. As the composition of our customer base becomes increasingly composed of larger organizations and we accordingly become increasingly dependent on such larger organizations choosing to expand their usage of our products, our results of operations may become harder to predict.
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
Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our products and to introduce new products and services. In order to grow our business, we must research and develop products and services that reflect the changing nature of customer service and the customer experience overall, and expand beyond customer service to other areas of improving relationships between organizations and their customers or potential customers. In each of the three months ended September 30, 2019 and 2018, our research and development expenses were 26% of our revenue. In the nine months ended September 30, 2019 and 2018, our research and development expenses were 26% and 27% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our operating results may be harmed and we may not realize the expected benefits of our strategy.
The success of any enhancement to our products depends on several factors, including timely completion, adequate quality testing, service reliability, and market acceptance. Any new product or service that we develop may not be introduced in a timely or cost-effective manner, may contain defects, or may not achieve the market acceptance necessary to generate sufficient revenue. If we are unable to successfully develop new products or services, enhance our existing products to meet customer requirements, or otherwise gain market acceptance, our business and operating results will be harmed.
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
In the three months ended September 30, 2019 and 2018, we derived 47% and 49% of our revenue from customers located outside of the United States, respectively. In each of the nine months ended September 30, 2019 and 2018, we derived 48% of our revenue from customers located outside of the United States. We are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and product support operations in certain countries across North America, Europe, Australia, Asia, and South America. To date a very limited portion of our sales has been driven by resellers or other channel partners. We believe our ability to convince new customers to subscribe to our products or to convince existing customers to renew or expand their use of our products is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.
Our international operations subject us to a variety of additional risks and challenges, including:

•	economic conditions in each country or region and general economic uncertainty around the world;

•	increased management, travel, infrastructure, and legal compliance costs associated with having multiple international operations;

•	longer payment cycles and difficulties in enforcing contracts, collecting accounts receivable, or satisfying revenue recognition criteria, especially in emerging markets;

•	increased financial accounting and reporting burdens and complexities;

•	requirements or preferences for domestic products;

•	differing technical standards, existing or future regulatory and certification requirements, and required features and functionality;

•	the need for sales representatives to be recruited, hired, and retained locally in increasing numbers of countries abroad;

•	compliance with foreign privacy and security laws and regulations and the risks and costs of non-compliance;

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
Our network and computer systems have been breached in the past, and in one case that we recently publicly disclosed, a malicious actor appears to have had unauthorized access to customer data. In light of this incident, and in the event that we are subject to any future breaches or we learn that the extent of this recently-disclosed breach is more significant than is currently known, our products may be perceived as insecure, we may lose existing customers or fail to attract new customers, and we may incur significant liabilities.
Use of our products involves the storage, transmission, and processing of our customers’ proprietary data, including personally identifiable information regarding their customers or employees. Unauthorized access to or security breaches of our products could result in the loss of data, loss of intellectual property or trade secrets, loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, or indemnity obligations. Furthermore, if our network or computer systems are breached or unauthorized access to customer data is otherwise obtained, we may be held responsible for damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities. Notifications related to a security breach regarding or pertaining to any of such service providers could impact our reputation, harm customer confidence, hurt our sales and expansion into new markets, or cause us to lose existing customers. We have incurred, and expect to continue to incur, significant expenses to prevent, investigate, and remediate security breaches and vulnerabilities, including deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants. Our errors and omissions insurance coverage covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all liability.
We have previously experienced significant breaches and identified significant vulnerabilities of our security measures and the security measures deployed by third-party vendors upon which we rely, and our products are at risk for future breaches as a result of third-party action, employee, vendor, or contractor error, malfeasance, or other factors. We recently discovered a security matter that may have affected the Zendesk Support and Chat products and customer accounts of those products activated prior to November of 2016. While our investigation is still ongoing, on September 24, 2019, we determined that information belonging to a small percentage of customers was accessed prior to November of 2016. The information accessed appears to have included some personally identifiable information and other service data, including customer credentials. Our investigation into this incident is ongoing and is not complete, and we may learn additional information in the future regarding this incident. In light of this incident, and in the event that we are subject to any future breaches or we learn that the extent of this prior incident is more significant than is currently known, our products may be perceived as insecure, we may lose existing customers or fail to attract new customers, and we may incur significant liabilities.
In addition, new products and services, including newly acquired products and services, may rely on systems, networks, personnel, equipment, and vendors that may initially be different from those utilized in connection with our existing products and may not have been subject to the same security reviews and assessments as those used to provide our existing products. Any failure to complete these security reviews and assessments and to implement improvements to the security measures deployed to protect our new products in a timely manner could increase our risk of a security breach with respect to these products, which would harm our reputation and our business as a whole.
Because the techniques used and vulnerabilities exploited to obtain unauthorized access to or to sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or vulnerabilities or to implement adequate preventative measures. The number and complexity of security incidents continue to increase over time, and may include phishing attacks, ransomware, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks, attacks by foreign state actors, and other malicious activity, which may be heretofore unknown. We may also experience security breaches that may remain undetected for an extended period.
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
Our continued growth depends in part on the ability of our existing and potential customers to access our products at any time and within an acceptable amount of time. Our products are proprietary, and we rely on the expertise of members of our engineering, operations, and software development teams for their continued performance. We have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users simultaneously accessing our products, distributed denial of service attacks, or other security related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our products become more complex and our user traffic increases. If any of our products are unavailable or if our users are unable to access our products within a reasonable amount of time or at all, our business would be negatively affected. In addition, a significant portion of our infrastructure does not implement multi-region data replication. Therefore, in the event of any of the factors described above, or certain other failures of our infrastructure, customer data may be permanently lost. Moreover, some of our customer agreements and certain subscription plans include performance guarantees and service level standards that obligate us to provide credits or termination rights in the event of a significant disruption in our services. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.
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
We have experienced and may continue to experience rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from approximately 2,610 employees as of September 30, 2018 to approximately 3,500 employees as of September 30, 2019. In addition, we have established subsidiaries in Denmark, the United Kingdom, Australia, Ireland, Japan, the Philippines, Brazil, Germany, India, Mexico, and South Korea since our inception in 2007, and, as a result of acquisitions, we also have subsidiaries in Singapore, France, Poland, and Canada. We may continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of customers, end users, transactions, and data that our products support. Finally, our organizational structure is becoming more complex and we may need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures, to manage this complexity. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, simplicity in design, and attention to customer experience that has been critical to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
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
Additionally, we have a very limited history in respect of pricing our Suite offering, our Sell product, and our Sunshine platform products. We may not fully understand the impact of pricing changes in the market, and if we fail to find an optimal price for our Suite offering or our Sell product our business and results of operations may be harmed.
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
Our ongoing and planned expenditures on third-party managed hosting services are expensive and complex, have resulted, and will result, in a negative impact on our cash flows, and may negatively impact our financial results.
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
Sales by channel partners are more likely than direct sales to involve collectability concerns. In particular, sales by our channel partners into developing markets, and accordingly, variations in the mix between revenue attributable to sales by channel partners and revenue attributable to direct sales, may result in fluctuations in our operating results.

Because our products can be used to collect and store personal information, domestic and international privacy and data security concerns could result in additional costs and liabilities to us or inhibit sales of our products.
Personal privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions where we offer our products. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state, and foreign government bodies and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use, and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and consumer protection agencies. For example, California recently enacted the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers, afford such consumers new abilities to opt-out of certain sales of personal information, and give such consumers a private right of action to enforce data breaches resulting from the Company's violation of its duty to implement and maintain reasonable security measures, when it goes into effect on January 1, 2020. The CCPA was amended, and it is possible that it will be amended again before it goes into effect. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. In addition, other states in the United States have proposed laws regarding privacy and data protection that contain obligations similar to the CCPA, and the federal government is contemplating privacy legislation. On May 25, 2018, the European General Data Protection Regulation, or the GDPR, became effective, which imposes additional obligations and risks upon our business. Compliance with GDPR has and will continue to require valuable management and employee time and resources, and failure to comply with GDPR could trigger severe penalties, including steep fines of up to €20 million or 4% of global annual revenue, whichever is higher, and could reduce demand for our products. In many jurisdictions enforcement actions and consequences for non-compliance are also rising.
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
Our success and ability to compete depend in part upon our intellectual property. We currently have five issued patents and have a limited number of pending patent applications, none of which may result in an issued patent. We rely on copyright, trade secret, and trademark laws, patents, trade secret protection, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.
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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2019, we had a net balance of $210 million of goodwill and intangible assets related to prior acquisitions. An adverse change in market conditions, particularly a change resulting in a significant decrease in our share price, or if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
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
As of September 30, 2019, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 27% of our outstanding common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to exert significant influence in matters requiring stockholder approval. For example, these stockholders may be able to exert significant influence in elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As disclosed in Note 8 to our condensed consolidated financial statements, the conditional conversion feature of the Notes was triggered as of June 30, 2019, and the Notes were convertible at the option of the holders, in whole or in part, between July 1, 2019 and September 30, 2019. The conditional conversion feature of the Notes was not triggered as of September 30, 2019, and the notes are not convertible between October 1, 2019 and December 31, 2019. Whether the Notes will be convertible following such calendar quarter will depend on the satisfaction of this conditional conversion feature or another conversion condition in the future.

In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. We have classified the Notes as a long-term liability on the condensed consolidated balance sheet as of September 30, 2019. As of the date of this filing, we have received one request for conversion for an immaterial amount of Notes.

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

EXHIBIT
INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36456	3.1	August 7, 2014
3.2	Amended and Restated By-laws of the Registrant.	8-K/A	001-36456	3.1	February 7, 2018
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

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

Zendesk, Inc.
Date: October 31, 2019	By:	/s/ Elena Gomez
Elena Gomez
Chief Financial Officer (Principal Financial Officer)