Form 10-K
period 2019-12-31
Zendesk, Inc.
filed 2020-02-13
CIK 1463172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The aggregate market value of common stock held by non-affiliates of the Registrant, computed by reference to the price at which the common stock was last sold on June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $7.3 billion. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the Registrant for any other purpose.
The number of shares of the Registrant’s Common Stock outstanding as of January 31, 2020 was 113,351,292.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2019. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our future financial performance, including our revenue, cost of revenue, gross profit, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;

•	worldwide economic conditions and their impact on information technology spending;

•	our ability to effectively manage our growth and future expenses;

•	our ability to attract and retain customers to use our product and platform solutions, and our ability to optimize the pricing for such solutions;

•	the evolution of technology affecting our product and platform solutions, services, and markets;

•	our ability to securely maintain customer data;

•	our ability to prevent, mitigate, and respond effectively to both historical and future data breaches;

•	our ability to innovate and provide a superior customer experience;

•	our ability to successfully expand in our existing markets and into new markets;

•	the expenses and administrative workload associated with being a public company;

•	our ability to introduce and market new solutions and to integrate such solutions into our infrastructure;

•	the attraction and retention of qualified employees and key personnel;

•	our ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations;

•	the sufficiency of our cash and cash equivalents and marketable securities to meet our liquidity needs;

•	our ability to service the interest on our convertible notes and repay such notes, if required;

•	our ability to maintain, protect, and enhance our intellectual property;

•	our ability to successfully integrate people, solutions, technology, and services following completion of acquisitions;

•	our ability to maintain and enhance our brand; and

•	our ability to adapt to and comply with upcoming and newly effective tax regulations.
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

PART I

Item 1. Business.

Overview

We believe we’re living in a time of radical change in customer expectations that requires organizations to change the way they do business and serve their customers. Customers have more power, more information, and more options than ever before. This means the organizations they do business with have to earn and re-earn their business through a memorable and differentiated customer experience. To position themselves for success, organizations must integrate service into every point of interaction and use customer insights and data to enrich the customer experience across their organizations.

Zendesk is a service-first customer relationship management (“CRM”) company, built to give organizations of all sizes, in every industry, the ability to deliver a transparent, responsive, and empowering customer experience. With solutions designed to address an increasingly broader set of customer interactions, Zendesk allows organizations to deliver omnichannel customer service, customize and build apps across the customer journey, and extend beyond support into sales.

We are a software development company and were founded in Copenhagen, Denmark in 2007. We reincorporated in Delaware in 2009. Our principal executive offices are located at 1019 Market Street, San Francisco, California 94103, and our telephone number is (415) 418-7506. Our website address is www.zendesk.com. Information contained on or that can be accessed through our website does not constitute part of this Annual Report on Form 10-K, and inclusions of our website address in this Annual Report on Form 10-K are inactive textual references only. Unless expressly indicated or the context requires otherwise, the terms “Zendesk,” “company,” “we,” “us,” and “our” in this Annual Report on Form 10-K refer to Zendesk, Inc., a Delaware corporation, and its consolidated subsidiaries.

The Zendesk Approach

We build software that helps organizations deliver better customer experiences, and we believe in an approach to both product design and delivery that is unique and innovative. As software becomes more central to the customer experience, we strive to design solutions that are easy to use, yet robust and sophisticated for all types and sizes of organizations and across all industries. Our focus on these core principles has led us to design customer experience solutions that share the following characteristics:

•
Easy to use and implement: We build our solutions first and foremost for the people that use them every day. We focus on making the user experience intuitive and product implementation fast while managing complex processes and interactions on the backend of our software. Because of our attention to ease of use, we believe organizations who use our solutions are more effective and efficient, and are able to engage with and deliver better experiences to their customers as a result.

•
Open and flexible platform: We believe that the establishment of open and public cloud computing has fundamentally changed how organizations can and will build their customer experiences. Our flexible CRM platform leverages public cloud technologies and open standards. Organizations are able to connect and integrate customer data to build customer-focused experiences, by providing relevant customer data in one modern, flexible, and developer-friendly environment. Our platform enables many audiences - from customer support agents, to developers, to sales representatives - to get a more complete picture of the customer so they can deliver personalized experiences and adapt to evolving customer expectations.

•
Expanding access to analytics and data science: We are committed to enabling and empowering organizations of all sizes to better understand their customers through analytics that unify data across our product and platform solutions and connect easily to outside data sources. We believe our investments in building machine learning and artificial intelligence into our solutions gives more organizations and users access to data science so they can be more efficient, informed, and proactive with their customers.

•
A more conversational experience: Through our product and platform solutions, we enable organizations to have more natural conversations with their customers, allowing even some of the largest organizations to transform how they engage with customers regardless of how and when those customers want to communicate. As we expand the reach of our technology, we recognize the critical importance of having our solutions work cohesively together and we are continuing to invest in supporting our product solutions on a shared services platform.

We have witnessed business software undergo a sweeping shift toward consumerization over the past decade. Zendesk has embraced this shift with an approach to delivering customer experience solutions that is different from earlier generations of business software. Our goal is to remove barriers that make business software difficult to buy, deploy, and use. Our approach to software delivery focuses on the following key elements:

•
Elastic and agile: Our product and platform solutions can easily grow and scale with our customers and be used in new departments and use cases without the expensive deployment projects required in the past. Zendesk product solutions are flexible by design and easy to configure and use. In addition to our product solutions, we enable our customers through our platform solution, which gives customers the freedom to build customer applications and experiences using open tools and cloud architecture, instead of proprietary tools and technology.

•
Try before you buy: We believe customers should be able to try our solutions and see how they work before they commit to a purchase. Free trials are core to the marketing of our solutions and we can deliver fast prototypes and proof of concepts for our most sophisticated prospective customers. We offer a wide range of trial experiences for our solutions, ranging from introductory offerings to experiences geared towards larger organizations, each with an ability to begin an implementation during the evaluation period.

•
Price transparency: We provide our customers a well-defined total cost of ownership across our solutions by providing transparent and predictable pricing. Our pricing is designed to make our software accessible to customers of all sizes by offering a variety of subscription packages that include features based on customer need. We offer subscriptions that may be purchased online and deployed without the need to engage a sales or enablement professional.

Growth Strategy

Zendesk was founded with a mission to help organizations build better relationships with their customers. We have continued to pursue that mission by building and delivering our customer experience solutions, which include product solutions and a CRM platform, that help organizations be the company their customers want them to be. We believe our future growth will be a natural extension of our mission, and we are focused on the following key growth drivers:

•
Expanding our market by maturing and investing in our customer experience solutions: From our roots in customer support software, we have evolved to helping organizations design, build, and manage their entire customer experience infrastructure and transform how they interact and proactively engage with their customers. Our product solutions have expanded to serve the entire customer journey. Our focus is to engage in customer-facing conversations for our customers and to expand our footprint in support, sales, and beyond. We will continue to mature our product and platform features and usability across communication channels, while also integrating and expanding our solutions across CRM functions.

Our objective is to enhance the customer experience through our CRM platform. With our platform solution, we provide organizations the ability to unify and use customer data to build a more complete picture of that customer and deliver them unique experiences. Developers gain the ability to build and deploy custom apps and services faster because of the flexibility, scale, and capabilities of the public cloud. With the addition of our messaging platform to our CRM platform, organizations can build more unified conversational experiences by integrating social, web, and mobile messaging channels into their own apps and services. We will continue to expand the capabilities of our platform solution and its integration with our product solutions.

Additionally, we will continue our investments in building machine learning and artificial intelligence into our product and platform solutions, empowering organizations to harness the power of data science and be more efficient, informed, and proactive with their customers.

•
Being strategic partners with our customers who are larger organizations: With our customer experience solutions, we are increasingly evolving from a software vendor to a trusted partner that is strategically engaging with our customers around their visions and digital transformations. We are helping organizations build or transform their organizations around their customer experience. We are scaling these capabilities by continuing to build and mature our expertise in sales, success, relationships, systems architecture, and integrations. Additionally, we are continuing to develop a partner ecosystem strategy to help us reach and serve more of our customers who are larger organizations and build a community of developer evangelists for our CRM platform.

•
Making experiences simple for organizations and their customers: At our core, we believe that customer experiences should be simple and effortless. This belief has enabled us to build a compelling brand and leadership position among both small-to-medium sized organizations and larger organizations for which our ease of use, quick return on investment, and flexible pricing are important differentiators. Our customer experience solutions provide simple interfaces across the customer journey and multiple communication channels for organizations interacting with their customers. Additionally, our product and platform solutions have been built on the premise that our solutions should be easy to discover, deploy, and purchase so that any organization, from startup to large organizations, can realize their value.

•
Intentionally differentiate for our customers: With more than 150,000 paid customer accounts as of December 31, 2019, our customers range from startups to traditional small and midsized organizations to large organizations. These customers have very different dynamics and needs. To better engage with our customers, we are differentiating our offerings and services. For large organizations, we want to be the strategic provider of modern customer experiences, built on and extended with our platform solution. To accomplish this, we aim to continue to develop and focus a coordinated team to collaborate product development, go-to-market initiatives, and customer support for our customers that are larger organizations. For our customers who are smaller and midsized, we want to continue to be the easiest CRM software to implement, use, and scale. We will continue to enhance our self-service capabilities for our customers' standard needs and requests, while engaging with our customers on higher-value strategic initiatives.

Our principle of democratizing software has developed into an efficient business model represented by expansion within customer accounts and organic growth through promotion by our customers. We will continue our focus on providing customer experience solutions that create simple and straightforward experiences for both our customers and the organizations they support.

With our customer experience solutions, Zendesk has served a global market and, for the year ended December 31, 2019, we generated 48% of our revenue outside of the United States. We have customers in more than 160 countries and territories, and solutions available in more than 30 languages. We will continue to invest in expanding our global footprint, particularly in those markets where we have demonstrated significant customer traction with our democratized approach or which represent particularly strategic opportunities. We are also taking a more coordinated approach to our business outside the U.S. to further invest in our international business. We plan to continue to develop our leadership in sales and operations, standardize processes and metrics, and share best practices across regions.

Zendesk Product Solutions

Zendesk’s customer experience solutions are built to help organizations address the rise in customer expectations and to craft their customer experiences into a competitive differentiator. Zendesk product solutions are developed to support a shared services infrastructure and common customer data platform. Zendesk’s solutions are developed using agile software techniques, and are designed to quickly incorporate and innovate on customer feedback obtained through extensive early access programs. This approach allows us to share our newest technology with customers, and quickly adapt our solutions to address customer needs.

Zendesk offers solutions that are used throughout the customer lifecycle by key customer facing teams, including support, sales, customer success, and more.

•
Zendesk Support, our flagship product solution, is an easy to use system for tracking, prioritizing, and solving customer support tickets across multiple channels, bringing customer information and interactions into one place.

•	Zendesk Chat is live chat software that provides a fast and responsive way to connect with customers in the moment, on websites, in applications, and on mobile devices.

•
Zendesk Talk is cloud-based call center software for more personal and productive phone and short message service support conversations and enables organizations to provide phone support from the same platform they use to manage all other support channels.

•
Zendesk Guide is a knowledge base that powers both customer self-service and support agent productivity through content that is created and organized by our customers. Guide content is available via self-service website, accessible through APIs on websites, in apps and mobile devices, and surfaced to agents within Support and Chat. Additionally, Answer Bot is a feature within Guide that uses machine learning to automatically answer customers’ questions by suggesting content from the Guide knowledge base.

•
Zendesk Sell is a sales CRM product solution to enhance productivity, processes, and pipeline visibility for sales teams. Sell is simple and designed to keep sales representatives selling. Sell eliminates the friction from deal updates so representatives and management are always able to access, analyze, and collaborate on relevant deal data.

•
Zendesk Explore provides analytics for organizations to measure and improve the entire customer experience, with instant access to the customer analytics that matter—and the deeper understanding of customers and business that comes with it.

The Zendesk Suite is a pre-configured and pre-packaged bundle of our Support, Chat, Guide, and Talk solutions, offering organizations methods to let customer conversations continue across channels, creating a better experience for both organizations and their customers. Additionally, Zendesk provides unique price and product tiering for our solutions so that we evolve with our customers as they grow from startups to large organizations.

Zendesk’s platform solutions and developer tools allow organizations to extend the functionality of our customer experience solutions, integrate into internal and third-party systems, and customize the experience for their employees and customers. Key components include:

•
Zendesk Sunshine, our open and flexible CRM platform solution, allows organizations to address an increasingly broader set of customer experiences. Sunshine provides organizations with the ability to develop a more complete picture of their customer with flexible databases and the ability to model, store and manage customer profiles, events, objects and relationships. Organizations can connect and integrate this data across our product solutions with other business applications to build highly specialized workflow and unique customer experiences.

•
Sunshine Conversations, Zendesk’s messaging platform solution, helps organizations build immersive messaging experiences across channels. The platform empowers organizations to proactively engage customers, introduce bots and drive automation, and design bespoke messaging experiences that help customers transact directly within the conversation, such as browsing products, making reservations, and making payments.

•
Zendesk Embeddables, a combination of our application programming interfaces, or APIs, web widget, and mobile software development kits allow developers to embed Support, Chat, and Guide experiences natively on the web and within mobile applications.

•	Zendesk APIs are extensible and built on open standards, allowing users to build custom integrations and interact with Zendesk data using over 400 different API endpoints.

•
Zendesk Apps enable organizations to customize Zendesk product and platform solution interfaces and optimize workflow through powerful plug-ins. Our customers can build custom apps or select from hundreds of pre-built apps on the Zendesk Marketplace.

Technology

We employ a modern technology architecture in which our solutions are built upon a set of core APIs that enable rapid innovation and deep integration. The technology infrastructure used for the Zendesk customer experience solutions are designed to provide a highly available and scalable cloud-based platform with industry-standard security measures.

Zendesk’s strategy is to leverage the open and public cloud both in hosting our applications and building Sunshine as a development platform, for both extensions of Zendesk as well as to power their own applications and experiences. We believe this provides Zendesk and our customers with greater reliability, performance, and flexibility than operating through proprietary platforms and self-managed data centers.

The architecture and deployment of our software are described and guided by the following key characteristics:

•
Reliability. Our customers are highly dependent on our solutions, which are designed to be available 24 hours a day, 365 days a year. We provide transparency to customers on availability and technical operations matters that impact them through our website and other channels.

•	Scalability. Our data infrastructure is highly scalable and regularly processes hundreds of millions of data driven requests that require the processing of specific data.

•
Security. Each of our solutions is designed to host a large quantity of customer data. We maintain a comprehensive security program designed to help safeguard the security and integrity of our customers’ data. We regularly review our security program. In addition, we regularly obtain third-party security audits and examinations of our technical operations and practices covering data security.

Customers

As of December 31, 2019, we had an aggregate of approximately 157,000 paid customer accounts using our solutions. This includes approximately 81,200 customer accounts for paid subscription plans for Zendesk Support (other than our legacy Starter plan) and approximately 42,600 customer accounts for paid subscription plans of Zendesk Chat. In addition, we had approximately 33,200 paid customer accounts on our other solutions, collectively, as of December 31, 2019. Prior to purchase, we generally provide our prospective customers with the opportunity to try fully-functioning versions of our solutions for a free trial period. This is a central part of our business model as we believe customers should have the right to try solutions before being locked into a subscription. Providing our customers with a free trial period exposes customers to our brand and establishes a relationship that can facilitate further adoption of our solutions as organizations grow in size and their needs become more complex. For further details as to how we calculate our number of paid customer accounts, please see the discussion in the "Key Business Metrics" section of this Annual Report on Form 10-K.

Our customers are located in over 160 countries and territories and represent organizations across a broad array of sizes, industries, and geographies.

Research and Development

Our research and development organization is responsible for the development, design, and testing of all aspects of our product and platform solutions. We invest heavily in these efforts to continuously improve and innovate. In addition to our product and platform solutions, we have developed multi-functional APIs that we utilize to build our solutions as well as facilitate integrations of our solutions with third-party applications.

Our global research and development team is primarily based in San Francisco, California; Melbourne, Australia; Dublin, Ireland; Krakow, Poland; Copenhagen, Denmark; Singapore; Madison, Wisconsin; Montreal, Canada; and Montpellier, France. To foster rapid innovation, our research and development team is further apportioned into smaller, agile development teams.

We deploy new features, functionality, and technologies across our solutions through software releases or updates in order to minimize disruption and provide for constant improvement.

To create a product roadmap that meets our customers’ needs, we emphasize collaboration during the development process. Customers provide input through feedback forums, dialogue with our product support and research and development teams, and feature utilization. As a result of using our solutions internally to support our customers, we also develop new or improved features based on our own employees’ feedback.

As of December 31, 2019, we had approximately 1,010 employees in our research and development organization. Our research and development expenses were $208 million, $160 million, and $115 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Sales and Marketing

Subscriptions to our product and platform solutions are designed to be easy to purchase. A substantial number of our customers subscribe to our solutions with limited or no direct interaction with our sales team.

We also deploy a direct sales approach, which includes a sales team based in four regional hubs: North America, LATAM (Latin America), EMEA (Europe, Middle East, and Africa), and APAC (Asia-Pacific). This team manages prospective and current customers, aiming to initiate, retain, and expand their use of our solutions over time, and is responsible for driving expansions and renewals of existing contracts. Our sales team also partners with sales and product engineers to provide pre-sales technical support to prospective customers.

We expect to continue increasing penetration into larger organizations through a land and expand strategy whereby we attempt to capitalize on the use of our solutions by a functional or geographic department to expand the use of our solutions throughout the organization. Through our sales team, we also seek to discover and work with a growing number of forward-thinking organizations on larger initiatives to transform their approach to customer experience.

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

Our marketing efforts are focused on generating awareness of our solutions, creating sales leads, nurturing prospective customers through the process of product discovery and evaluation, establishing and promoting our brand, and cultivating a community of successful and vocal customers. Based on our belief that the best method to sell subscriptions to our solutions is to provide customers with the opportunity to actively use and explore our solutions’ capabilities, one focus of our marketing team is to drive and encourage free trials and the successful conversion of free trials to paid subscriptions. We utilize both online and offline marketing initiatives, including digital advertising such as search engine, paid social, e-mail and product marketing, content marketing, user events, conferences, corporate communications, web marketing and optimization, and outbound list and contact generation.

As of December 31, 2019, we had approximately 1,280 employees in our sales and marketing organizations. Our sales and marketing expenses were $397 million, $292 million, and $212 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Product Support, Customer Success, and Professional Services

We strive to exemplify the great customer experiences that organizations of all sizes can provide with our product and platform solutions by offering multi-channel service from our product support team, a rich self-help knowledge base with detailed product guides, and active community forums for agents, managers, and developers.

We offer different levels of product support based upon the subscription plans purchased by our customers. Regardless of the plan purchased, our solutions provide a unified intuitive interface, connectivity to our self-help knowledge base and community forums, and step-by-step tutorials to help users learn, use, and deploy our solutions effectively.

We additionally offer a variety of customer success initiatives aimed to address customer needs with varying levels of complexity, from our small business customers to even our largest customers. These initiatives are designed to ensure that our customers are best equipped to meet their business goals and to realize the full value of the implementation of our solutions.

Along with our global partners, our professional services team assists our customers in implementing more complex deployments of our solutions. These services include mapping our solutions to new and existing business processes, data migration, and integration with existing systems. Service engagements are typically scoped on a time and materials or project milestone basis and billed separately from the subscription to our solutions.

Through our training platform, we offer courses to help our customers quickly learn how to effectively use our solutions as well as implement best practices. Courses are available online, in-person at events, and, as requested by certain customers, on-site. Our training sessions are typically targeted at specific levels of employee seniority and product experience, such as agent essentials or administrator expert, to more effectively tailor training to intended audiences.

Seasonality

Historically, we have experienced the highest demand for our solutions and services in our fourth quarter, which we believe is a result of industry buying patterns. For a more detailed discussion of the seasonality impacting our business, see the “Seasonality” discussion in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of this Annual Report on Form 10-K.

Competition

There are a number of established and emerging competitors in the broad market of customer engagement software. This market is fragmented, rapidly evolving, and highly competitive, with relatively low barriers to entry in some segments. We consider the principal competitive differentiators in our market to include:

•	Time to value realization;

•	Enablement of customer communications across channels;

•	Availability of self-service options;

•	Data-rich analytics and performance recommendations;

•	Mobile and multi-device capabilities;

•	Product solutions that are open and flexible;

•	Proactive outreach tools;

•	Ease-of-deployment and use;

•	Product solutions grounded in customer experience;

•	Customization and integration with third-party applications;

•	Brand recognition and thought leadership; and

•	Total cost of ownership for the customer (including software updates, ongoing maintenance, and consulting and system integration fees).

While we believe that we successfully compete with respect to these dynamics, given the large number, disparate sizes, and varying areas of focus of other organizations with which we compete in the provision of customer experience solutions, we may not always compare favorably with respect to some or all of the foregoing factors.

For small to medium-sized organizations, we often compete with general use computer applications and other tools that organizations have adapted for managing relationships with their customers, including shared accounts for email communication, phone banks for voice communication, and pen and paper, text editors, and spreadsheets for tracking and management. In addition, we compete with a number of other SaaS providers with focused applications competitive to one or more of our product and platform solutions that our potential customers may elect to use in lieu of our solutions, and such providers may be able to offer their products at a lower price due to the focused nature of their applications. For larger organizations, we compete with custom software systems and software vendors geared towards larger organizations, including salesforce.com, Inc., Oracle Corporation, Microsoft Corporation, and ServiceNow, Inc., each of which may have greater operational flexibility to bundle competing products and services with other software offerings, or offer them at a lower price than our current Suite offering, which will negatively affect our competitiveness for that offering. Other established SaaS providers not currently focused on the functionality that our solutions provide may expand their services to compete with us as well. Further, large enterprise software vendors have a greater ability to aggressively price their product at a level below their typical selling price in order to gain market share, decreasing our ability to compete successfully with such vendors in certain regions. Additionally, some existing and potential customers, particularly large organizations, have elected, and may in the future elect, to develop their own internal customer support software system. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our solutions to achieve or maintain more widespread market acceptance, any of which could harm our business.

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

We have developed a patent program, and a strategy to identify, apply for, and secure patents for innovative aspects of our platform and technology. We have five issued U.S. patents and 15 U.S. patent applications pending. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost-effective.

We actively pursue registration of our trademarks, logos, service marks, and domain names in the United States and in other key jurisdictions. We are the registered holder of a variety of United States and international domain names that include the term Zendesk or certain variations. Our solutions and services utilize our “Zendesk” trademark as well as our logo and images.

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

Although we rely on intellectual property rights, including patents, trade secrets, copyrights, trademarks, a variety of contractual arrangements, and confidentiality procedures, we believe that factors such as the technical and creative skills of our personnel, development of new features and functionality, and frequent enhancements to our solutions are more fundamental to establishing and maintaining our technology leadership position.

Culture and Employees

As a company, we are investing in the future of our employee experience with a similar philosophy to our view on the future of customer experience. We value simplicity, agility, sincerity, as well as a sense of humor and humility often absent from large organizations. Just as we build our solutions first and foremost for the people that use them every day, we also build an organization and culture that trusts, values, and empowers our employees. We are a global, inclusive team who actively embraces diverse sets of perspectives. We are firm believers that each employee can make an impact and that together we can solve big challenges through innovation and teamwork.

We also believe strongly in our obligation to participate in and improve the communities where we work and live. Taking a hyperlocal approach to giving back, we support an array of corporate social responsibility engagements. We also support our neighborhoods worldwide with grants from the Zendesk Neighbor Foundation, a nonprofit organization dedicated to providing financial and strategic support to organizations working to strengthen neighborhoods in and around where Zendesk does business. With a focus on addressing homelessness and poverty, promoting technical literacy, and advancing diversity and gender equality in our communities, we empower our employees through education and training, volunteer opportunities, and authentic community engagement.

As of December 31, 2019, we had approximately 3,570 employees, including approximately 1,840 employees located outside the United States. Although we have statutory employee representation obligations in certain countries, our U.S. employees are not represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

Our customers, and those with whom they communicate using our product and platform solutions, upload and store customer service and other data into our solutions and provide access to such data, generally without any restrictions imposed by us. This presents legal challenges to our business and operations, such as rights of privacy related to the content loaded into our solutions. Both in the United States and internationally, we must monitor and comply with a host of legal concerns regarding the data stored and processed in our solutions by customers. We must also monitor and comply with these issues directly in the operation of our business in these jurisdictions.

We are subject to data privacy and security regulation by data protection authorities in countries throughout the world, by the U.S. federal government, and by the states in which we conduct our business. In recent years, there have been a number of well-publicized data breaches involving the improper use and disclosure of personal information of individuals. Many governing authorities have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and public officials or amending existing laws to expand compliance obligations. In the European Union, U.S. companies must meet specified privacy and security standards, such as the European General Data Protection Regulation, or the GDPR, which governs the protection of individuals with regard to the processing of personal data, and on the free movement of such data established in the European Union to certain non-EU countries, such as the United States. Additionally, the data protection laws of each of the European Member countries require comprehensive data privacy and security protections for consumers with respect to personal data collected about them. In February 2016, the European Union and U.S. officials announced an agreement, which established the EU-U.S. Privacy Shield, or the Privacy Shield, as a means for legitimating the transfer of personal data by U.S. companies doing business in Europe from the European Economic Area to the U.S. We have certified compliance with the Privacy Shield. In June 2017, we announced that we completed the EU approval process for our global Binding Corporate Rules, or BCRs, as a data processor and data controller. This significant regulatory approval validated our implementation of the highest possible standards for protecting personal data globally, covering both the personal data of our customers and employees. We have and will continue to engage in efforts to ensure that data transfers from the European Economic Area comply with the GDPR, the Privacy Shield, our BCRs, and the data protection legislation of individual member states. Additionally, the GDPR will continue to apply in the United Kingdom until the expiration of the transition period on December 31, 2020, but it is unclear how the United Kingdom’s withdrawal from the European Union will affect the United Kingdom’s enactment of such European Union regulation thereafter, and how data transfers to and from the United Kingdom will be regulated.

In the United States, many federal, state, and foreign government bodies and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use, and disclosure of personal information. California recently enacted the California Consumer Privacy Act, or CCPA that, among other things, requires covered entities to provide new disclosures to California consumers, affords such consumers new abilities to opt-out of certain sales of personal information, and gives such consumers a private right of action to enforce data breaches resulting from the covered entity's violation of its duty to implement and maintain reasonable security measures.

Geographic Information

For a description of our revenue and long-lived assets by geographic location, see Note 15 of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. We have used, and intend to continue to use, our investor relations website, our Twitter account (@Zendesk), and our Chief Executive Officer's Twitter account (@mikkelsvane), as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
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
We derive, and expect to continue to derive, substantially all of our revenue and cash flows from sales of subscriptions to Support or from sales of subscriptions to our product solutions primarily resulting from an interest in Support. As such, the market acceptance of this product solutions is critical to our success. Demand for our solutions is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our solutions by customers for existing and new use cases, the timing of development and release of new product and platform solutions, features, and functionality introduced by our competitors, technological change, and growth or contraction in our addressable market. We expect that an increasing focus on the customer experience and the growth of various communications channels will profoundly impact the market for our software and blur distinctions between traditionally separate systems for customer support, customer engagement and retention software, sales force automation, marketing automation, messaging, and other customer relationship management product and platform solutions, enabling new competitors to emerge. If we are unable to meet customer demands to improve relationships between organizations and their customers through flexible solutions designed to address all these needs or otherwise achieve more widespread market acceptance of our solutions, our business, results of operations, financial condition, and growth prospects will be adversely affected.
We have a history of losses and we expect our revenue growth rate to decline. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain our profitability.
We have incurred net losses in each year since our inception, including net losses of $36 million and $33 million in the three months ended December 31, 2019 and 2018, respectively, and net losses of $170 million and $131 million for the fiscal years ended December 31, 2019 and 2018, respectively. We had an accumulated deficit of $699 million as of December 31, 2019. For the three months ended December 31, 2019 and 2018, our revenue was $230 million and $172 million, respectively, representing a 33% growth rate. For the fiscal years ended December 31, 2019 and 2018, our revenue was $816 million and $599 million, respectively, representing a 36% growth rate. Our historical revenue growth has been inconsistent, and should not be considered indicative of our future performance. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

•	the development or acquisition of new product and platform solutions, features, and functionality;

•
development of our existing product and platform solutions, including investments in our research and development team, improvements to the scalability, availability, and security of our solutions, and the integration of acquired products into our platform;

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

Failure to effectively expand and maintain our sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our product and platform solutions.
Increasing our customer base and achieving broader market acceptance of our product and platform solutions will depend, to a significant extent, on our ability to effectively expand and maintain our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain certain of our new customers, including larger organizations. We plan to continue to expand our direct sales force both domestically and internationally to increase our sales capacity. During the twelve months ended December 31, 2019, our sales and marketing organization increased by approximately 360 employees to approximately 1,280 employees. There is significant competition for experienced sales and marketing professionals with the skills and technical knowledge that we require, both domestically and internationally. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales and marketing professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Our recent hires and planned hires may not become as productive as we anticipate as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Specifically, in territories outside the United States, recruiting and retention of our sales personnel may become increasingly difficult and costly, affecting our ability to compete in such jurisdictions. We cannot predict whether, or to what extent, our sales will increase as we expand our sales and marketing functions or how long it will take for new personnel to become productive. Our business will be harmed if our sales and marketing efforts do not generate a significant increase in revenue.
We face a number of risks in our strategy to increasingly target larger organizations for sales of our solutions and, if we do not manage these efforts effectively, our business and results of operations could be adversely affected.
As we target more of our sales efforts to larger organizations, we expect to incur higher costs and longer sales cycles, and we may be less effective at predicting when we will complete these sales. In this market segment, the decision to subscribe to one or more of our product and platform solutions may require the approval of a greater number of technical personnel and management levels within a potential customer's organization than we have historically encountered, and if so, these types of sales would require us to invest more time educating these potential customers on the benefits of our solutions. In addition, larger organizations may demand more features and integration services as we release solutions that are increasingly designed for larger organizations. We have limited experience in developing and managing sales channels and distribution arrangements for larger organizations. As we target larger organizations, we may experience difficulty hiring employees with qualifications appropriate for selling to larger organizations, which could adversely affect our ability to meet expected sales targets. As a result of these factors, these sales opportunities may require us to devote greater research and development, sales, marketing events, product support, and professional services resources to individual customers, resulting in increased costs and reduced profitability, and would likely lengthen our typical sales cycle, which could strain our resources. Moreover, these transactions may require us to delay recognizing portions of the associated revenue we derive from these customers until any technical or implementation requirements have been met, and larger customers may demand discounts to the subscription prices they pay for our solutions. Furthermore, because we have limited experience selling to larger organizations, our investment in marketing our solutions to these potential customers may not be successful, which could harm our results of operations and our overall ability to grow our customer base. Following sales to larger organizations, we may have fewer opportunities to expand usage of our solutions or to sell additional functionality, and we may experience increased subscription terminations as compared to our experience with smaller organizations, any of which could harm our results of operations. Additionally, larger organizations generally have a greater amount of resources than smaller organizations to dedicate to building internal products that mimic or replace the functionality of our product and platform solutions, which may result in a decreased need for our solutions and a decreased need to renew a subscription to those solutions, each of which would have a negative effect on our results of operations.
As we target larger organizations, we may additionally need to divert a greater percentage of personnel and investments away from support of smaller organizations, resulting in an increasing churn in such segment and a negative effect on our results of operations. Support and sales to larger organizations generally require different types of personnel and investments than those required to support sales to smaller organizations, and our costs may rise as we aim to fulfill both types of requirements. We may additionally become increasingly reliant on our professional services to customize our offerings as we offer more features and functionality that are geared towards larger organizations, which may disproportionately require greater focus of internal resources on a smaller number of customers. Larger organizations also may have larger international operations and accordingly require us to divert resources to international regions in which we may not have sufficient personnel, affecting our results of operations.
The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.
The market for customer experience solutions is fragmented, rapidly evolving, and highly competitive, with relatively low barriers to entry. Among the small to medium-sized organizations that make up a large proportion of our customers, we often compete with general use computer applications and other tools, which these organizations use to provide support and which can be deployed for little or no cost. These include shared accounts for email communication, phone banks for voice communication, pen and paper, text editors, and spreadsheets for tracking and management. In addition, we compete with a number of other SaaS providers with focused applications competitive to one or more of our product and platform solutions that our potential customers may elect to use in lieu of our solutions, and such providers may be able to offer their products at a lower price due to the focused nature of their applications, such as Freshworks, Inc and Kustomer, Inc.
With respect to larger organizations seeking to deploy a customer service software system, we have many competitors that are larger than us and which have greater name recognition, much longer operating histories, more established customer relationships, larger marketing budgets, and significantly greater resources than we do. For larger organizations, we compete with customer software systems and large enterprise software vendors such as salesforce.com, Inc., Oracle Corporation, Microsoft Corporation, and ServiceNow, Inc., each of which may have greater operational flexibility to bundle competing products and services with other software offerings, or offer them at a lower price than our current Suite offering, which will negatively affect our competitiveness for that offering. Further, other established SaaS providers not currently focused on the functionality that our solutions provide may expand their services to compete with us as well. Additionally, large enterprise software vendors have a greater ability to aggressively price their product at a level below their typical selling price in order to gain market share, decreasing our ability to compete successfully with such vendors in certain regions. Further, many of our competitors have a substantial international presence. As we continue to invest in selling and marketing our solutions in those regions, we may find it increasingly difficult to compete effectively across multiple international regions.
Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. With the introduction of new technologies, the evolution of our solutions, and new market entrants, we expect competition to intensify in the future. The market demands among small to medium-sized organizations can vary greatly, and as the barriers to entry are low into this market, new entrants or current competitors may be able to change branding, marketing, or sales strategy more quickly and effectively than us, resulting in a decreased ability for us to increase our marketing pipeline or sales. Additionally, new entrants or current competitors may be able to develop products that mimic our new product releases and sell those products at a low price, which may result in reduced sales for our solutions.
We face competition from in-house software systems, large integrated systems vendors, and smaller companies offering alternative SaaS applications. Our competitors vary in size and in the breadth and scope of the products and services they offer. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Additionally, some existing and potential customers, particularly large organizations, have elected, and may in the future elect, to develop their own internal customer support software system. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our solutions to achieve or maintain more widespread market acceptance, any of which could harm our business. Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult for us to compete with them. Additionally, as our offerings expand to adjacent markets, such as sales force automation and platform-based features and functionality, in which we may not have the operational history or familiarity, we may find it difficult to compete with established vendors in those markets. For all of these reasons, we may not be able to compete successfully against our current and future competitors or retain existing customers, which would harm our business.

Our business depends substantially on our customers renewing their subscriptions, expanding the use of their subscriptions, and purchasing subscriptions for additional product and platform solutions from us. Any decline in our customer retention or expansion, or any failure by us to sell subscriptions to additional solutions to existing customers, would harm our future operating results.
In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions when the initial contract term expires and add additional authorized agents or additional product and platform solutions to their customer accounts. Even though the majority of our revenue is derived from subscriptions to our solutions that have terms longer than one month, a significant portion of the subscriptions to our solutions have monthly terms. Our customers have no obligation to renew their subscriptions, and our customers may not renew subscriptions with a similar contract period or with the same or a greater number of agents. Some of our customers have elected not to renew their agreements with us and it is difficult to accurately predict long-term customer retention. Our future success is also substantially dependent on our ability to expand our existing customers' use of our solutions by expanding the number of solutions to which such customers subscribe. This may require increasingly sophisticated and costly sales efforts and may not result in additional sales. Additionally, we have a limited operating history with respect to more recent subscription offerings such as Suite and Duet. The combination of multiple offerings with similar solutions may be unclear and difficult to market to our potential customers, resulting in a lower marketing pipeline. Suite and Duet each provide a combination of solutions at an overall discounted price, and our limited history of those discounts and how they interact with one another may result in a decreased predictability in future subscription revenue.

Our customer retention, our ability to sell additional product and platform solutions to existing customers, and the rate at which our existing customers purchase subscriptions to additional solutions may be impacted by a number of factors, including our customers’ satisfaction with our solutions, our product support, our prices, the prices of competing software systems, mergers and acquisitions affecting our customer base, the effects of global economic conditions, or reductions in our customers’ spending levels. In addition, the rate at which our existing customers purchase subscriptions to additional solutions depends on a number of factors, including the perceived need for additional solutions to build better relationships between organizations and their customers. If our customers do not renew their subscriptions, renew on less favorable terms, fail to add more agents, or fail to purchase subscriptions to additional solutions, our revenue may decline, and we may not realize improved operating results from our customer base. A substantial proportion of our revenue derives from subscriptions to additional solutions by existing customers to expand their usage of our solutions. We believe that a customer's decision to expand usage of our solutions can be impacted by a greater number of factors compared to the number of factors which can affect the initial adoption of Support. As the composition of our customer base becomes increasingly composed of larger organizations and we accordingly become increasingly dependent on such larger organizations choosing to expand their usage of our solutions, our results of operations may become harder to predict.
Additionally, as we expand our offerings to increasingly appeal to larger enterprises and such customers agree to longer contractual terms with subscriptions to additional solutions, if and when such larger enterprise customers decide not to renew their contractual arrangement, the negative impact on our results and operations will accordingly be increasingly larger.
If we are not able to develop enhancements to our product and platform solutions or introduce new solutions and services that achieve market acceptance and that keep pace with technological developments, our business would be harmed.
Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our product and platform solutions and to introduce new solutions and services. In order to grow our business, we must research and develop solutions and services that reflect the changing nature the customer experience, and expand beyond customer service to other areas of improving relationships between organizations and their customers or potential customers. Additionally, we have limited history in offering multiple product and platform solutions as part of a comprehensive customer experience solution to our customers. As we increase focus on the customer experience and increasingly seek to offer our solutions as part of a broader offering, we may discover challenges in creating an offering that achieves market acceptance and grows our business. In the fiscal years ending 2019 and 2018, our research and development expenses were 25% and 27% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our operating results may be harmed and we may not realize the expected benefits of our strategy.
The success of any enhancement to our solutions depends on several factors, including timely completion, adequate quality testing, service reliability, and market acceptance. Any new solution or service that we develop may not be introduced in a timely or cost-effective manner, may contain defects, or may not achieve the market acceptance necessary to generate sufficient revenue. If we are unable to successfully develop new solutions or services, enhance our existing solutions to meet customer requirements, or otherwise gain market acceptance, our business and operating results will be harmed.
Because our solutions are available over the Internet, we need to continuously modify and enhance them to keep pace with changes in Internet-related hardware, software, communications, and database technologies and standards. If we are unable to respond in a timely and cost-effective manner to these rapid technological developments and changes in standards, our solutions may become less marketable, less competitive, or obsolete, and our operating results will be harmed.
Our quarterly results may fluctuate significantly from period to period, and if we fail to meet the expectations of analysts or investors, our stock price and the value of an investment in our common stock could decline substantially.
Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our common stock could decline substantially. Some of the important factors that may cause our revenue, operating results, and cash flows to fluctuate from quarter to quarter include:

•	our ability to attract new customers, retain and increase sales to existing customers, and satisfy our customers’ requirements;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	the rate of expansion and productivity of our sales force;

•	changes in our or our competitors’ pricing policies;

•	security breaches, technical difficulties, or service interruptions to our solutions;

•	the number of new employees added to our company in a given period;

•	our ability to meet the increasing expectations on product functionality of larger organizations;

•	changes in our billing and invoicing policies and customer reception of those changes;

•	new products, features, or functionalities introduced by our competitors;

•	our investments in and our ability to successfully sell newly developed or acquired products, features, or functionality;

•	increasing efforts by our customers to develop native applications as a substitute for our own;

•	the timing of customer payments and payment defaults by customers;

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
We generally charge our customers for their use of our product and platform solutions based on the number of users they enable as “agents” under their customer account, as well as the features and functionality enabled. The features and functionality we provide within our solutions enable our customers to promote customer self-service and otherwise efficiently and cost-effectively address product support requests without the need for substantial human interaction. As a result of these features, customer agent staffing requirements may be minimized and our revenue may be adversely impacted. Conversely, customers may overestimate their agent needs when they initially use our solutions, negatively affecting our ability to accurately forecast the number of agents our customers need in a period. Additionally, other than subscriptions related to our Suite and Duet offerings, we generally require a separate subscription to enable the functionality of each of our solutions. We do not know whether our current or potential customers or the market in general will accept this pricing model going forward and, if it fails to gain acceptance, our business and results of operations could be harmed.
Our terms of service generally prohibit the sharing of user logins and passwords. These restrictions may be improperly circumvented or otherwise bypassed by certain users and, if they are, we may not be able to capture the full value of the use of our solutions. We license access and use of our solutions exclusively for our customers’ internal use. If customers improperly resell or otherwise make our solutions available to their customers, it may cannibalize our sales or commoditize our solutions in the market. Additionally, if a customer that has received a volume discount from us offers our solutions to its customers in violation of our terms of service, we may experience price erosion and be unable to capture sufficient value from the use of our solutions by those customers.
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
We plan our expenses based on certain assumptions about the length and variability of our sales cycle. These assumptions are based upon historical trends for sales cycles and conversion rates associated with our existing customers, many of whom to date have been small to medium-sized organizations that make purchasing decisions with limited interaction with our sales or other personnel. As we continue to become more dependent on sales to larger organizations, we expect our sales cycles to lengthen and become less predictable. This may adversely affect our financial results. Factors that may influence the length and variability of our sales cycle include:

•	the need to educate prospective customers about the uses and benefits of our product and platform solutions;

•	the discretionary nature of purchasing and budget cycles and decisions;

•	the competitive nature of evaluation and purchasing processes;

•	announcements or planned introductions of new solutions, features, or functionality by us or our competitors; and

•	lengthy purchasing approval processes.
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
We may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, product and platform solutions, and other assets in the future. We also may enter into relationships with other businesses to expand our solutions and services, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies.
Any acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the business strategy, sales plans, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their software is not easily adapted to work with our solutions, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, customers' experience with the acquired company prior to acquisition, or otherwise. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if announced, may not be completed. For one or more of these transactions, we may:

•	issue additional equity securities that would dilute our existing stockholders;

•	use cash that we may need in the future to operate our business;

•	encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures;

•	incur large charges or substantial liabilities;

•	incur debt on terms unfavorable to us or that we are unable to repay;

•	divert our resources to understand and comply with new jurisdictions if such acquired company is in a new country; and/or

•	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.
We may not be able to integrate new product and platform solutions into our infrastructure, which could negatively impact our future sales and results of operations.
Our business depends in part on our ability to build or acquire product and platform solutions that both complement our existing solutions and respond to our customers’ needs. Our customers also expect that new solution will integrate with existing solutions that we currently offer. This expectation will increase especially with the launches of Suite and Duet, each of which packages multiple solutions into one offering. Our ability to successfully integrate newly developed or acquired solutions into a shared services infrastructure is unproven. Because we have a limited history in integrating newly developed or acquired solutions and the market for such solutions is rapidly evolving, it is difficult for us to predict our operating results following the integration of such solutions. If we are not able to fully integrate new solutions into our infrastructure, our business could be harmed.
If we fail to effectively manage our growth and organizational change in a manner that preserves the key aspects of our culture, our business and operating results could be harmed.
We have experienced and may continue to experience rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from approximately 2,740 employees as of December 31, 2018 to approximately 3,570 employees as of December 31, 2019. In addition, we have established subsidiaries in Denmark, the United Kingdom, Australia, Ireland, Japan, the Philippines, Brazil, Germany, India, Mexico, and South Korea since our inception in 2007, and, as a result of acquisitions, we also have subsidiaries in Singapore, France, Poland, and Canada. We may continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of customers, end users, transactions, and data that our solutions support. Finally, our organizational structure is becoming more complex and we may need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures, to manage this complexity. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, simplicity in design, and attention to customer experience that has been critical to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the quality of our solutions and services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

Our international sales and operations subject us to additional risks that can adversely affect our business, operating results, and financial condition.
In each of the fiscal years ended December 31, 2019 and 2018, we derived 48% of our revenue from customers located outside of the United States. We are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and product support operations in certain countries across North America, Europe, Australia, Asia, and South America. To date a very limited portion of our sales has been driven by resellers or other channel partners. We believe our ability to convince new customers to subscribe to our solutions or to convince existing customers to renew or expand their use of our solutions is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.
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

•
compliance with laws and regulations for foreign operations, including anti-bribery laws (such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. Travel Act, and the U.K. Bribery Act 2010), import and export controls laws, tariffs, trade barriers, economic sanctions, and other regulatory or contractual limitations on our ability to sell our solutions in certain foreign markets, and the risks and costs of non-compliance;

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

Compliance with laws and regulations applicable to our international operations substantially increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with new or revised government requirements as they change from time to time. Failure to comply with these regulations could have adverse effects on our business. Additionally, in many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. or other regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, partners, and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, partners, or agents could result in delays in revenue recognition, financial reporting misstatements, enforcement actions, disgorgement of profits, fines, civil and criminal penalties, damages, injunctions, other collateral consequences, or the prohibition of the importation or exportation of our solutions and services, and could adversely affect our business and results of operations.
Our network and computer systems have been breached in the past, and in one case that we recently publicly disclosed, a malicious actor appears to have had unauthorized access to customer data. In light of this incident, and in the event that we are subject to any future breaches or we learn that the extent of this recently-disclosed breach is more significant than is currently known, our solutions may be perceived as insecure, we may lose existing customers or fail to attract new customers, and we may incur significant liabilities.

Use of our product and platform solutions involves the storage, transmission, and processing of our customers’ proprietary data, including personally identifiable information regarding their customers or employees. Unauthorized access to or security breaches of our solutions could result in the loss of data, loss of intellectual property or trade secrets, loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, or indemnity obligations. Furthermore, if our network or computer systems are breached or unauthorized access to customer data is otherwise obtained, we may be held responsible for damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities. Notifications related to a security breach regarding or pertaining to any of such service providers could impact our reputation, harm customer confidence, hurt our sales and expansion into new markets, or cause us to lose existing customers. We have incurred, and expect to continue to incur, significant expenses to prevent, investigate, and remediate security breaches and vulnerabilities, including deploying additional personnel and protection technologies, hiring and training employees, and engaging third-party experts and consultants. Our errors and omissions insurance coverage covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all liability.
We have previously experienced significant breaches and identified significant vulnerabilities of our security measures and the security measures deployed by third-party vendors upon which we rely, and our solutions are at risk for future breaches as a result of third-party action, employee, vendor, or contractor error, malfeasance, or other factors. In the quarter ended September 30, 2019, we discovered a security matter that may have affected the Zendesk Support and Chat product solutions and customer accounts of those solutions activated prior to November of 2016. On September 24, 2019, we determined that information belonging to a small percentage of customers was accessed prior to November of 2016. The information accessed appears to have included some personally identifiable information and other service data, including customer credentials. We may learn additional information in the future regarding this incident. In light of this incident, and in the event that we are subject to any future breaches or we learn that the extent of this prior incident is more significant than is currently known, our solutions may be perceived as insecure, we may lose existing customers or fail to attract new customers, and we may incur significant liabilities.
In addition, new solutions and services, including newly acquired solutions and services, may rely on systems, networks, personnel, equipment, and vendors that may initially be different from those utilized in connection with our existing solutions and may not have been subject to the same security reviews and assessments as those used to provide our existing solutions. Any failure to complete these security reviews and assessments and to implement improvements to the security measures deployed to protect our new solutions in a timely manner could increase our risk of a security breach with respect to these solutions, which would harm our reputation and our business as a whole.
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
Because data security is a critical competitive factor in our industry, we make numerous statements in our privacy policies, terms of service, and data processing agreements, through our certifications to privacy standards, and in our marketing materials, providing assurances about the security of our solutions, including detailed descriptions of security measures we employ. Should any of these statements be untrue or become untrue, even due to circumstances beyond our reasonable control, we may face claims of misrepresentation or deceptiveness by the U.S. Federal Trade Commission, state and foreign regulators, and private litigants.
We do not have the history with our subscription or pricing models that we need to accurately predict optimal pricing necessary to attract new customers and retain existing customers.
We have limited experience with respect to determining the optimal prices for our solutions and, as a result, we have in the past and expect in the future that we will need to change our pricing model from time to time. As the market for our solutions matures, or as new competitors introduce new solutions or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically. Pricing decisions may also impact the mix of adoption among our subscription plans and negatively impact our overall revenue. Moreover, larger organizations may demand substantial price concessions. As a result, in the future we may be required to reduce our prices or develop new pricing models, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.
Additionally, we have a very limited history in respect of pricing our more recently released offerings and solutions, including our Suite and Duet offerings, our Sell product solution, and our Sunshine Conversations platform solution. We may not fully understand the impact of pricing changes in the market, and if we fail to find an optimal price for our more recently released offering and solutions, our business and results of operations may be harmed.
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
We have made and will continue to make substantial expenditures for third-party managed hosting services to support our growth and provide enhanced levels of service to our customers. If costs associated with third-party managed hosting services utilized to support our growth are greater than expected, the negative impact on our operating results would likely exceed our initial expectations. Additionally, due to the difficulty in predicting usage of third-party managed hosting services related to customers recently migrated from our self-managed colocation data centers, we may not be able to accurately forecast our expenditures on such third-party managed hosting services, which may increase the variability of our results of operations.

We rely substantially on third-party managed hosting services to support our operations and disruption or interference in such service may negatively impact our business.

Given that we are significantly reliant on third-party managed hosting services, any significant disruption of or interference in our use of such services will negatively impact our operations and customer satisfaction. Third-party managed hosting services may additionally take actions beyond our control that could seriously harm our business, including:

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
We depend on, and anticipate that we will continue to depend on, various third-party relationships in order to sustain and grow our business. We are highly dependent upon third-party technology partners for certain critical features and functionality of our platform. For example, the features available on Zendesk Talk are highly dependent on our technology integration with Twilio Inc., and the features available on Zendesk Support are highly dependent on our technology integration with Alphabet Inc. Failure of this or any other technology provider to maintain, support, or secure its technology platforms in general, and our integrations in particular, or errors or defects in its technology, could materially and adversely impact our relationship with our customers, damage our reputation and brand, and harm our business and operating results. Any loss of the right to use any of this hardware or software could result in delays or difficulties in our ability to provide our solutions until equivalent technology is either developed by us or, if available, identified, obtained, and integrated.
For deployments of our solutions into complex technology environments and workflows, we are highly dependent on third-party implementation consultants to provide professional services to our customers. The failure of these third-party consultants to perform their services adequately may disrupt or damage the relationship between us and our customers, damage our brand, and harm our business.
Identifying, negotiating, and documenting relationships with strategic third parties such as technology partners and implementation providers require significant time and resources. In addition, integrating third-party technology is complex, costly, and time-consuming. Our agreements with technology partners and implementation providers are typically limited in duration, non-exclusive, and do not prohibit them from working with our competitors or from offering competing services. Our competitors may be effective in providing incentives to third parties to favor their solutions or services or to prevent or reduce subscriptions to our solutions.

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

Our continued growth depends in part on the ability of our existing and potential customers to access our solutions at any time and within an acceptable amount of time. Our solutions are proprietary, and we rely on the expertise of members of our engineering, operations, and software development teams for their continued performance. We have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users simultaneously accessing our solutions, distributed denial of service attacks, or other security related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our solutions become more complex and our user traffic increases. If any of our solutions are unavailable or if our users are unable to access our solutions within a reasonable amount of time or at all, our business would be negatively affected. In addition, a significant portion of our infrastructure does not implement multi-region data replication. Therefore, in the event of any of the factors described above, or certain other failures of our infrastructure, customer data may be permanently lost. Moreover, some of our customer agreements and certain subscription plans include performance guarantees and service level standards that obligate us to provide credits or termination rights in the event of a significant disruption in our services. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.
Real or perceived errors, failures, or bugs in our solutions could adversely affect our operating results and growth prospects.
Because our solutions are complex, undetected errors, failures, vulnerabilities, or bugs may occur, especially when updates are deployed. Our solutions are often used in connection with large-scale computing environments with different operating systems, system management software, equipment, and networking configurations, which may cause errors or failures of our solutions or other aspects of the computing environment into which they are deployed. In addition, deployment of our solutions into complicated, large-scale computing environments may expose undetected errors, failures, vulnerabilities, or bugs in our solutions. We have discovered, and expect to continue to discover, software errors, failures, vulnerabilities, and bugs in our solutions, some of which have or may only be discovered and remediated after deployment to customers. Real or perceived errors, failures, vulnerabilities, or bugs in our solutions could result in negative publicity, loss of or delay in market acceptance of our solutions, loss of competitive position, or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem.
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
Incorrect or improper implementation or use of our product and platform solutions could result in customer dissatisfaction and negatively affect our business, results of operations, financial condition, and growth prospects.
Our product and platform solutions are deployed in a wide variety of technology environments and into a broad range of complex workflows. Increasingly, our solutions have been, and will continue to be, integrated into large-scale, complex technology environments and specialized use cases, and we believe our future success will depend on our ability to increase use of our solutions in such deployments. We often assist our customers in implementing our solutions, but many customers attempt to implement deployments, including complex deployments, themselves. If we or our customers are unable to implement our solutions successfully, or are unable to do so in a timely manner, customer perceptions of our solutions and of our company may be impaired, our reputation and brand may suffer, and customers may choose not to renew or expand the use of our solutions.
Our customers and third-party partners may need training in the proper use of our solutions to maximize their potential. If our solutions are not implemented or used correctly or as intended, inadequate performance may result. Because our customers rely on our solutions to manage a wide range of operations and to drive a number of their internal processes, the incorrect or improper implementation or use of our solutions, our failure to train customers on how to efficiently and effectively use our solutions or our failure to provide adequate product support to our customers, may result in negative publicity or legal claims against us. Also, as we continue to expand our customer base, any failure by us to properly provide these services will likely result in lost opportunities for additional subscriptions to our solutions.
Any failure to offer high-quality product support or customer success initiatives may adversely affect our relationships with our customers and our financial results.
In deploying and using our product and platform solutions, our customers depend on our product support team, customer success organization, and our professional services organization to resolve complex technical and operational issues. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for product support. We also may be unable to modify the nature, scope, and delivery of our product support to compete with changes in product support services provided by our competitors. Increased customer demand for product support, without corresponding revenue, could increase costs and adversely affect our operating results. Adoption of Suite and increasing usage by customers of multiple solutions may additionally increase demand on our product support team and customer success organizations. We may allocate resources to support such increased demand and, as a consequence, our support of any individual solution may suffer. Additionally, we may be unable to develop our customer success organization to continue to support the increasing level of complexity that our customers that are large organizations require while maintaining the same level of engagement across all customers. For example, adoption of features and functionality related to our platform offering may increase demand on our professional services organization as customers may increasingly demand platform-related features that may not currently exist.
Our sales are highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality product support, or a market perception that we do not maintain high-quality product support, maintain a high complexity customer success organization, or maintain an adaptive and responsive professional services organization, could adversely affect our reputation, our ability to sell our solutions to existing and prospective customers, and our business, operating results, and financial position.
We are highly dependent upon free trials of our solutions and other inbound lead generation strategies to drive our sales and revenue. If these strategies fail to continue to generate sales opportunities or do not convert into paying customers, our business and results of operations would be harmed.
We are highly dependent upon our marketing strategy of offering free trials of our solutions and other inbound lead generation strategies to generate sales opportunities. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. Many early users never convert from the trial version of a solution to a paid version of such solution. Further, we often depend on individuals within an organization who initiate the trial versions of our solutions being able to convince decision makers within their organization to convert to a paid version. Many of these organizations increasingly have complex and multi-layered purchasing requirements, especially as we continue to target larger organizations and in the case of our sales force automation software, and features and functionality related to our platform offering, increasingly target decision makers that are not in the customer support organizations we have traditionally targeted. To the extent that these users do not become, or are unable to convince others to become, paying customers, we will not realize the intended benefits of this marketing strategy and our ability to grow our revenue will be adversely affected.

If we are unable to develop and maintain successful relationships with channel partners, our business, operating results, and financial condition could be adversely affected.
To date, we have been primarily dependent on our direct sales force to sell subscriptions to our product and platform solutions. Although we have developed certain channel partners, such as referral partners, resellers, and integration partners, these channels have resulted in limited revenue to date. We believe identifying, developing, and maintaining strategic relationships with additional channel partners are important to driving revenue growth for our company, and will continue to dedicate resources to those efforts. Our agreements with our existing channel partners are non-exclusive, meaning our channel partners may offer customers the solutions of several different companies, including solutions that compete with ours. They may also cease marketing our solutions with limited or no notice and with little or no penalty. We expect that any additional channel partners we identify and develop will be similarly non-exclusive and not bound by any requirement to continue to market our solutions. If we fail to identify additional channel partners, in a timely and cost-effective manner, or at all, or are unable to assist our current and future channel partners in independently selling and deploying our solutions, our business, results of operations, and financial condition could be adversely affected. Additionally, customer retention and expansion attributable to customers acquired through our channel partners may differ significantly from customers acquired through our direct sales efforts. If our channel partners do not effectively market and sell our solutions, or fail to meet the needs of our customers, our reputation and ability to grow our business may also be adversely affected.
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
We believe that maintaining and enhancing our reputation as a differentiated and category-defining company in customer service is critical to our relationships with our existing customers and to our ability to attract new customers. The successful promotion of our brand attributes will depend on a number of factors, including our marketing efforts, our ability to continue to develop high-quality software, and our ability to successfully differentiate our product and platform solutions from competitive solutions and services. We are and have been highly dependent upon “consumer” tactics to build our brand and develop brand loyalty, but may need to increasingly spend significant energy to develop branding to retain and increase brand recognition with our customers who are larger organizations. In addition, independent industry analysts often provide reviews of our solutions, as well as products and services offered by our competitors, and perception of our solutions in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and services, our brand may be adversely affected. It may also be difficult to maintain and enhance our brand, specifically following the launch of our updated corporate brand, in connection with sales through channel or strategic partners.
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
Because our solutions can be used to collect and store personal information, domestic and international privacy and data security concerns could result in additional costs and liabilities to us or inhibit sales of our solutions.
Personal privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions where we offer our solutions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state, and foreign government bodies and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use, and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and consumer protection agencies. For example, California recently enacted the California Consumer Privacy Act, or CCPA, that, among other things, requires covered entities to provide new disclosures to California consumers, affords such consumers new abilities to opt-out of certain sales of personal information, and gives such consumers a private right of action to enforce data breaches resulting from the covered entity's violation of its duty to implement and maintain reasonable security measures.. We cannot yet predict the full impact of the CCPA on our business or operations, or predict any future changes to the language of the CCPA, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. In addition, other states in the United States have proposed laws regarding privacy and data protection that contain obligations similar to the CCPA, and the federal government is contemplating privacy legislation. On May 25, 2018, the European General Data Protection Regulation, or the GDPR, became effective, which imposes additional obligations and risks upon our business. Compliance with GDPR has and will continue to require valuable management and employee time and resources, and failure to comply with GDPR could trigger severe penalties, including steep fines of up to €20.0 million or 4% of global annual revenue, whichever is higher, and could reduce demand for our solutions. In many European jurisdictions enforcement actions and consequences for non-compliance are also rising.
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
In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Further, our customers may require us to comply with more stringent privacy and data security contractual requirements. Particularly in this regulatory environment, if we or other SaaS providers experience data security incidents, loss of customer data, disruptions in delivery, or other problems, the market for SaaS business applications, including our solutions, may be negatively affected.
Because the interpretation and application of many privacy and data protection laws (including the GDPR), commercial frameworks, and standards are uncertain, it is possible that these laws, frameworks, and standards may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our solutions. If so, in addition to the possibility of fines, lawsuits, breach of contract claims, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our solutions, which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and security or data security laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business.
Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our solutions. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our solutions, particularly in certain industries and foreign countries.
Unfavorable conditions in our industry or the global economy or reductions in information technology spending could limit our ability to grow our business and negatively affect our operating results.
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for business software applications and services generally and for customer service systems in particular. In addition, our revenue is dependent on the number of users of our solutions, which in turn is influenced by the employment and hiring patterns of our customers. To the extent that weak economic conditions cause our customers and prospective customers to freeze or reduce their hiring for personnel providing service and support, demand for our solutions may be negatively affected. Historically, during economic downturns there have been reductions in spending on information technology and customer service systems as well as pressure for extended billing terms and other financial concessions. Additionally, our global operations additionally expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business. If global economic conditions deteriorate, our customers and prospective customers may elect to decrease their information technology and customer service budgets, which would limit our ability to grow our business and negatively affect our operating results.
We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.
We are subject to U.S. export controls, and we incorporate encryption technology into our solutions that is enabled through mobile applications and other software we may be deemed to export. These encryption solutions and the underlying technology may be exported outside of the U.S. only with the required export authorizations, including by license, a license exception, or other appropriate government authorizations, including the filing of an encryption registration. We previously deployed mobile applications prior to obtaining the required export authorizations. Accordingly, we have not fully complied with applicable encryption controls in U.S. export administration regulations.
Furthermore, U.S. export controls laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, territories, and persons targeted by U.S. sanctions. While we are currently taking precautions to prevent our solutions from being enabled by persons targeted by U.S. sanctions, including IP blocking and periodic customer screening against U.S. government lists of prohibited persons, such measures may be circumvented. Given the technical limitations in developing measures that will prevent access to internet-based services from particular geographies or by particular individuals, we have previously identified and expect we will continue to identify customer accounts for our solutions that we suspect originate from countries which are subject to U.S. embargoes.
We are aware that trials of and subscriptions to our solutions have been initiated by persons and organizations in countries that are the subject of U.S. embargoes, or to persons and organizations supporting customers in countries that are subject of U.S. embargoes. Our provision of services in these instances was likely in violation of U.S. export controls and sanctions laws. We have terminated the accounts of such organizations as we have become aware of them, implemented certain measures designed to prevent future unauthorized access by such persons and organizations, and filed voluntary self-disclosures with the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, and the U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC, concerning prior potential violations. With respect to these resolved matters, each of BIS and OFAC completed its investigations, and no monetary penalties or other sanctions were imposed. With respect to ongoing matters, we have not received indication and we do not believe monetary penalties or other sanctions will be imposed, however, there is always the potential for the government to impose fines or sanctions.
If we are found to be in violation of U.S. sanctions or export controls laws, it could result in fines or penalties for us and for individuals, including civil penalties of approximately $300,000 or twice the value of the transaction, whichever is greater, per violation, and in the event of conviction for a criminal violation, fines of up to $1 million and possible incarceration for responsible employees and managers for willful and knowing violations. Each instance in which we provide services through our solutions or in which unlicensed encryption functionality software is downloaded may constitute a separate violation of these laws.
If our channel partners fail to obtain appropriate import, export, or re-export licenses or permits, we may also be adversely affected, through reputational harm as well as other negative consequences, including government investigations and penalties. We presently incorporate sanctions compliance requirements in our channel partner agreements for our solutions. Complying with export controls and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Failure to comply with exports control and sanctions regulations for a particular sale may expose us to government investigations and penalties, which could have an adverse effect on our business, operating results, and financial condition.
In addition, various countries regulate the import of certain encryption technology, including import permitting and licensing requirements, and have enacted laws that could limit our ability to offer or distribute our solutions or could limit our customers’ ability to implement our solutions in those countries. Changes in our solutions or future changes in export and import regulations may create delays in the introduction of our solutions in international markets or prevent our customers with international operations from deploying our solutions globally. Any change in export or import regulations, economic sanctions, or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our solutions by, or in our decreased ability to export or sell our solutions to, existing or potential customers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would likely adversely affect our business operations and financial results.
We recognize revenue over the term of our customer contracts. Consequently, downturns or upturns in new sales may not be immediately reflected in our operating results and may be difficult to discern.
We generally recognize subscription revenue from customers ratably over the terms of their contracts and a majority of our revenue is derived from subscriptions that have terms longer than one month. As a result, a portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions with terms that are longer than one month in any single quarter may have a small impact on our revenue results for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our pricing policies or rate of expansion or retention, may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, because we believe a substantial percentage of subscriptions to our solutions are shorter than many comparable SaaS companies and because we have many variations of billing cycles, our deferred revenue may be a less meaningful indicator of our future financial results as compared to other SaaS companies. A significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with the applicable customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.
Certain of our operating results and financial metrics may be difficult to predict as a result of seasonality.
We have experienced, and expect to continue to experience in the future, seasonality in our business, and our operating results and financial condition may be affected by such trends in the future. We generally experience seasonal fluctuations in demand for our solutions and services, and believe that our quarterly sales are affected by industry buying patterns. For example, we typically have customers who add flexible agents when they need more capacity during busy periods, especially in the fourth quarter, and then subsequently scale back in the first quarter of the following year. We believe that the seasonal trends that we have experienced in the past may continue for the foreseeable future, particularly as we expand our sales to larger organizations. Additionally, since a large percentage of our subscriptions are monthly, customers are able to increase and decrease the number of authorized agents for whom they require a subscription quickly and easily, thereby potentially increasing the impact of seasonality on our revenue. Seasonality within our business may be reflected to a much lesser extent, and sometimes may not be immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of our agreement. To the extent we experience this seasonality, it may cause fluctuations in our operating results and financial metrics, and make forecasting our future operating results and financial metrics difficult. Additionally, we do not have sufficient experience in selling certain of our solutions to determine if demand for these services are or will be subject to material seasonality.
If we fail to integrate our product and platform solutions with a variety of operating systems, software applications, and hardware that are developed by others, our solutions may become less marketable, less competitive, or obsolete, and our operating results would be harmed.
Our solutions must integrate with a variety of network, hardware, and software platforms, and we need to continuously modify and enhance our product and platform solutions to adapt to changes in cloud-enabled hardware, software, networking, browser, and database technologies. In particular, we have developed our solutions to be able to easily integrate with third-party SaaS applications, including the applications of software providers that compete with us, through the interaction of application platform interfaces, or APIs. To date, we have not typically relied on a long-term written contract to govern our relationship with these providers. Instead, we are typically subject to the standard terms and conditions for application developers of such providers, which govern the distribution, operation, and fees of such software systems, and which are subject to change by such providers from time to time. To the extent that we do not have long-term written contracts to govern our relationship with these providers, we rely on the fact that the providers of such software systems continue to allow us access to their APIs to enable these customer integrations. Our business may be harmed if any provider of such software systems:

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
We believe a significant component of our value proposition to customers is the ability to optimize and configure our solutions to communicate with these third-party SaaS applications through our respective APIs. If we are not permitted or able to integrate with these and other third-party SaaS applications in the future, demand for our solutions could be adversely impacted and business and operating results would be harmed. In addition, an increasing number of individuals within organizations are utilizing mobile devices to access the Internet and corporate resources and to conduct business. We have designed mobile applications to provide access to our solutions through these devices. If we cannot provide effective functionality through these mobile applications as required by organizations and individuals that widely use mobile devices, we may experience difficulty attracting and retaining customers. Failure of our solutions to operate effectively with future infrastructure platforms and technologies could also reduce the demand for our solutions, resulting in customer dissatisfaction and harm to our business. If we are unable to respond to changes in a cost-effective manner, our solutions may become less marketable, less competitive, or obsolete, and our operating results may be negatively impacted.

We have been, and may in the future be, sued by third parties for alleged infringement of their proprietary rights.
There is considerable patent and other intellectual property development activity in our industry. Our future success depends in part on not infringing upon the intellectual property rights of others. From time to time, our competitors or other third parties have claimed, and may in the future claim, that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. We have received, and may in the future receive, claims from third parties, including our competitors, that our solutions and underlying technology infringe or violate a third party’s intellectual property rights, and we may be found to be infringing upon such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering one or more of our solutions, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses, modify our solutions, or refund subscription fees, which could further exhaust our resources. In addition, we may incur substantial costs to resolve claims or litigation, whether or not successfully asserted against us, which could include payment of significant settlement, royalty, or license fees, modification of our solutions, or refunds to customers of subscription fees. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and other employees from our business operations. Such disputes could also disrupt our solutions, adversely impacting our customer satisfaction and ability to attract customers.
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
Our agreements with customers and other third parties may include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from our solutions or other acts or omissions. The term of these contractual provisions often survives termination or expiration of the applicable agreement. Large indemnity payments or damage claims from contractual breach could harm our business, operating results, and financial condition. From time to time, customers require us to indemnify or otherwise be liable to them for breach of confidentiality or failure to implement adequate security measures with respect to their data stored, transmitted, or processed by our product and platform solutions. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other current and prospective customers, reduce demand for our solutions, and harm our business and operating results.
Our use of “open source” software could negatively affect our ability to sell our solutions and subject us to possible litigation.
We use open source software in our solutions and expect to continue to use open source software in the future. We may face claims from others claiming ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of the open source software, derivative works, or our proprietary source code that was developed using such software. These claims could also result in litigation, require us to purchase a costly license, or require us to devote additional research and development resources to change our solutions, any of which would have a negative effect on our business and operating results. In addition, if the license terms for the open source software we utilize change, we may be forced to reengineer our solutions or incur additional costs. Although we have implemented policies to regulate the use and incorporation of open source software into our solutions, we cannot be certain that we have not incorporated open source software in our solutions in a manner that is inconsistent with such policies.
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depend in part upon our intellectual property. We currently have five issued patents and have a limited number of pending patent applications, none of which may result in an issued patent. We rely on copyright, trade secret, and trademark laws, patents, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.

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

We have funded our operations since inception primarily through customer payments for subscription services, the issuance of our convertible senior notes, and public and private equity financings. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of subscriptions for our solutions, or unforeseen circumstances. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any additional debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, we may not be able to generate sufficient cash to service any debt financing obtained by us, which may force us to reduce or delay capital expenditures or sell assets or operations. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
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
Additionally, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The United States recently enacted significant tax reform, and certain provisions of the new law may potentially adversely affect us in the future. For example, under the Tax Cuts and Jobs Act’s “base erosion and anti-abuse tax” provision, and the regulations issued thereunder, which we may be subject to in the future, could adversely impact our effective tax rate by limiting our ability to deduct certain expenses. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition, or results of operations may be adversely impacted.
If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2019, we had a net balance of $207 million of goodwill and intangible assets related to business acquisitions. An adverse change in market conditions, particularly a change resulting in a significant decrease in our share price, or if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2019, we had federal and state net operating loss carryforwards, or NOLs, of $948 million and $412 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, including in connection with our initial public offering or our follow-on public offering. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. Our NOLs generated before fiscal year 2018 are subject to a 20-year carryover limitation and may expire if unused within that period. There is also a risk that due to legislative changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. In addition, under the Tax Cuts and Jobs Act, or the Tax Act, the amount of NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.
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
We rely heavily on hosted SaaS applications from third parties in order to operate critical functions of our business, including billing and order management, enterprise resource planning, and financial accounting services. If these services become unavailable due to extended outages or interruptions, or because they are no longer available on commercially reasonable terms, our expenses could increase, our ability to manage finances could be interrupted, and our processes for managing sales of our solutions and supporting our customers could be impaired until equivalent services, if available, are identified, obtained, and implemented, all of which could adversely affect our business.
Exposure to United Kingdom political developments, including the United Kingdom’s decision to leave the European Union, could have a material adverse effect on us.
On June 23, 2016, a referendum was held on the United Kingdom’s membership in the European Union, the outcome of which was a vote in favor of leaving the European Union. On January 31, 2020, the United Kingdom formally withdrew its membership from the European Union, beginning an 11-month transition period during which the United Kingdom will continue to obey the laws of the European Union.
Pending the resolution of negotiations between the United Kingdom and the European Union during the transition period, there is uncertainty regarding the United Kingdom’s ongoing access to the European Union’s single market and the impact on the trading, legal, regulatory, and labor environments in the European Union and the United Kingdom. The referendum and resulting withdrawal from the European Union creates an uncertain political and economic environment in the United Kingdom and potentially across other European Union member states which may last for a number of months or years.
The risk of instability for both the United Kingdom and the European Union, could adversely affect our results, financial condition, and prospects, and has caused and may continue to cause significant volatility in global financial markets and the value of the British Pound Sterling currency or other currencies, including the Euro.
The European General Data Protection Regulation will continue to apply in the United Kingdom until the expiration of the transition period on December 31, 2020, but it is unclear how the United Kingdom’s withdrawal from the European Union will affect the United Kingdom’s enactment of such European Union regulation thereafter, and how data transfers to and from the United Kingdom will be regulated.
Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our product and platform solutions, cause us to incur additional expenses, or otherwise have a negative impact on our business.
The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication, and business applications. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our solutions in order to comply with these changes or substantially increase costs associated with the operation of our solutions. Additionally, the adoption of any laws, regulations, or practices limiting Internet neutrality could allow Internet service providers to block, degrade, or interfere with our solutions or services. These laws, regulations, or practices could decrease the demand for, or the usage of, our solutions and services, increase our cost of doing business, and adversely affect our operating results. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees, or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally, or result in reductions in the demand for Internet-based platforms and services such as ours. In addition, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses,” “malware,” and similar malicious programs, and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure.
Catastrophic events may disrupt our business.
Our corporate headquarters are located in San Francisco, California, and we operate in or utilize hosting resources that are located in North America, Europe, Asia, and Australia. Key features and functionality of our solutions are enabled by third parties that are headquartered in California and operate in or utilize data centers in the United States and Europe. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted services, and sales activities. In the event of a major earthquake, hurricane, or catastrophic event such as fire, pandemic, flood, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our solutions, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results.
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

•	ratings changes by any securities analysts who follow our company;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

•	developments or disputes concerning our intellectual property or our solutions, or third-party proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	any major change in our board of directors or management;

•	sales of shares of our common stock by us or our stockholders;

•	lawsuits threatened or filed against us; and

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events.
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
As of December 31, 2019, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 32% of our outstanding common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to exert significant influence in matters requiring stockholder approval. For example, these stockholders may be able to exert significant influence in elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As disclosed in Note 9 to our consolidated financial statements, the conditional conversion feature of the Notes was triggered as of June 30, 2019, and the Notes were convertible at the option of the holders, in whole or in part, between July 1, 2019 and September 30, 2019. The conditional conversion feature of the Notes was not triggered as of December 31, 2019, and the notes are not convertible between January 1, 2020 and March 31, 2020. Whether the Notes will be convertible following such calendar quarter will depend on the satisfaction of this conditional conversion feature or another conversion condition in the future.

In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. We have classified the Notes as a long-term liability on the consolidated balance sheet as of December 31, 2019. As of the date of this filing, we have received one request for conversion for an immaterial amount.

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

We are subject to counterparty risk with respect to the capped call transactions.

The Option Counterparties are financial institutions, and we are subject to the risk that any or all of them may default under the capped call transactions. Our exposure to the credit risk of the Option Counterparties will not be secured by collateral. Global economic conditions have resulted in actual or perceived failure or financial difficulties of many institutions. If an Option Counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings, with a claim equal to our exposure at that time under our transactions with the Option Counterparty. Our exposure will depend on many factors, but generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon default by an Option Counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the Option Counterparties.

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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our corporate headquarters are located in San Francisco, California, where we lease approximately 199,000 square feet of total space under multiple leases.
We also maintain offices in various locations in North America, South America, Europe, Australia, and Asia. All of our properties are currently leased. We believe our existing facilities are adequate to meet our current requirements. See Note 7 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about our lease commitments. We expect to expand our facilities capacity as our employee base grows. We believe we will be able to obtain such space on acceptable and commercially reasonable terms.
Item 3. Legal Proceedings.

On October 24, 2019 and November 7, 2019, purported stockholders of the Company filed two putative class action complaints in the United States District Court for the Northern District of California, entitled Charles Reidinger v. Zendesk, Inc., et al., Case No. 3:19-cv-06968-CRB and Ho v. Zendesk, Inc., et al., No. 3:19-cv-07361-WHA, respectively, against the Company and certain of the Company’s executive officers. The complaints are nearly identical and allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), purportedly on behalf of all persons who purchased Zendesk, Inc. common stock between February 6, 2019 and October 1, 2019, inclusive. The claims are based upon allegations that the defendants misrepresented and/or omitted material information in certain of our prior public filings. To this point, no discovery has occurred in these cases. The court has appointed lead plaintiff and has consolidated the various lawsuits into a single action (Case No. 3:19-cv-06968-CRB). It is possible that additional similar complaints or additional amended complaints may be filed. If this occurs, we do not intend to announce the filing of each additional, similar complaint or any amended complaint unless it contains allegations that are substantially distinct from those made in the pending action described above.  These class actions are still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability to the individual defendants, if any. Management believes that these lawsuits lack merit and intends to vigorously defend the actions. We cannot predict the outcome of or estimate the possible loss or range of loss from the above described matters.

From time to time, we may be subject to other legal proceedings, claims, investigations, and government inquiries in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights, defamation, labor and employment rights, privacy, and contractual rights. Legal risk is enhanced in certain jurisdictions outside the United States where our protection from liability for content added to our product and platform solutions by third parties may be unclear and where we may be less protected under local laws than we are in the United States. Future litigation may be necessary to defend ourselves, our partners, and our customers by determining the scope, enforceability, and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. In general, the resolution of a legal matter could prevent the Company from offering its service to others, could be material to the Company’s financial condition or cash flows, or both, or could otherwise adversely affect the Company’s operating results.

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
Holders
As of December 31, 2019, there were approximately 33 holders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to accurately estimate the total number of stockholders represented by these record holders.
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
Issuer Purchases of Equity Securities
No shares of our common stock were repurchased during the three months ended December 31, 2019.
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

The following stock performance graph compares total stockholder returns for Zendesk, Inc. from December 31, 2014, through December 31, 2019, against the S&P 500 Index and the S&P 500 Software & Services Index, assuming a $100 investment made on December 31, 2014. The S&P 500 Software & Services Index is the official name of the index referred to in prior Annual Reports on Form 10-K as the S&P 500 Composite/Software Index. This change to refer to such index's official name has no effect on the identity or values of the index. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown in the graph below is not necessarily indicative of future price performance.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015

Revenue	$816,416	$598,746	$430,165	$312,844	$208,768
Cost of revenue (1)	234,282	181,255	127,422	93,900	67,184
Gross profit	582,134	417,491	302,743	218,944	141,584
Operating expenses (1):
Research and development	207,548	160,260	115,291	91,067	62,615
Sales and marketing	396,514	291,668	211,918	161,653	114,052
General and administrative	141,076	103,491	81,680	64,371	47,902
Total operating expenses	745,138	555,419	408,889	317,091	224,569
Operating loss	(163,004)	(137,928)	(106,146)	(98,147)	(82,985)
Other income (expense), net
Interest income	20,561	15,086	3,542	1,821	575
Interest expense	(26,708)	(19,882)	—	(148)	(503)
Other income (expense), net	848	(467)	(1,055)	(153)	(801)
Total other income (expense), net	(5,299)	(5,263)	2,487	1,520	(729)
Loss before provision for (benefit from) income taxes	(168,303)	(143,191)	(103,659)	(96,627)	(83,714)
Provision for (benefit from) income taxes	1,350	(12,107)	(1,518)	993	338
Net loss	(169,653)	(131,084)	(102,141)	(97,620)	(84,052)
Net loss per share, basic and diluted	$(1.53)	$(1.24)	$(1.02)	$(1.05)	$(0.99)
Weighted-average shares used to compute net loss per share, basic and diluted	110,606	105,567	99,918	93,161	84,926
__________
(1) Includes share-based compensation expense as follows:
	Year Ended December 31,
	2019	2018	2017	2016	2015

Cost of revenue	$20,858	$14,835	$9,040	$7,045	$4,541
Research and development	46,965	41,365	29,970	27,083	19,414
Sales and marketing	53,964	37,882	24,279	22,693	14,759
General and administrative	34,943	25,401	21,263	16,608	13,842

	As of December 31,
Consolidated Balance Sheet Data:	2019	2018	2017	2016	2015

Cash and cash equivalents	$196,591	$126,518	$109,370	$93,677	$216,226
Marketable securities, current and noncurrent	648,906	693,884	235,023	206,358	51,750
Working capital	214,142	229,833	114,631	125,589	165,832
Total assets	1,514,589	1,237,879	591,370	497,627	422,686
Deferred revenue, current and noncurrent	323,962	247,962	174,360	122,829	85,615
Long-term obligations	483,464	458,176	—	—	—
Total liabilities	1,056,605	820,958	237,186	174,153	129,396
Stockholders' equity	457,984	416,921	354,184	323,474	293,290

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
Overview
We are a software development company that provides software as a service solutions that are intended to help organizations and their customers build better experiences. Our customer experience solutions are built upon a modern architecture that enables us and our customers to rapidly innovate, adapt our technology in novel ways, and easily integrate with other products and applications. With our origins in customer service, we have evolved our offerings over time to product and platform solutions that work together to help organizations understand the broader customer journey, improve communications across all channels, and engage where and when it’s needed most.
We believe in developing solutions that serve organizations of all sizes and across all industries. Our flagship product solution, Zendesk Support, provides organizations with the ability to track, prioritize, and solve customer support tickets across multiple channels, bringing customer information and interactions into one place. Our other widely available product solutions integrate with Support and include Zendesk Chat, Zendesk Talk, and Zendesk Guide. Chat is live chat software that provides a fast and responsive way for organizations to connect with their customers. Talk is cloud-based call center software that facilitates personal and productive phone support conversations between organizations and their customers. Guide is a self-service destination that organizations can use to provide articles, interactive forums, and a community that help an organization's customers help themselves. Additionally, we offer Zendesk Suite, an omnichannel offering which provides Support, Chat, Talk, and Guide together for a single price, Zendesk Sell, sales customer relationship management software that complements our mission in delivering solutions that provide a better customer experience, Zendesk Duet, an offering which provides Support and Sell together for a single price, Zendesk Sunshine, a customer relationship management platform which enables organizations to connect and integrate customer data generated through our product solutions, Zendesk Sunshine Conversations, a messaging platform solution that allows businesses to integrate messaging through social channels and directly interact and transact with customers, and Zendesk Gather, a product solution that enables companies to provide trusted and transparent support to customers through online community forums.
We offer a range of subscription account plans for our solutions that vary in price based on functionality, type, and the amount of product support we offer. We also offer a range of additional features that customers can purchase and add to their subscriptions.
For the years ended December 31, 2019, 2018, and 2017, our revenue was $816 million, $599 million, and $430 million, respectively, representing a 36% growth rate from 2018 to 2019 and a 39% growth rate from 2017 to 2018. For the years ended

December 31, 2019, 2018, and 2017 we derived $389 million, or 48%, $289 million, or 48%, and $200 million, or 47%, respectively, of our revenue from customers located outside of the United States. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. For the years ended December 31, 2019, 2018, and 2017, we generated net losses of $170 million, $131 million, and $102 million, respectively.
The growth of our business and our future success depend on many factors, including our ability to continue to innovate, further develop our product and platform solutions geared towards the entire customer experience, build brand recognition and scalable solutions for larger organizations, maintain our leadership in the small and medium-sized business market, add new customers, generate additional revenue from our existing customer base, and increase our global customer footprint. While these areas represent significant opportunities for us, we also face significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. We anticipate that we will continue to expand our operations and headcount in the near term. The expected expenditures that we anticipate will be necessary to manage our anticipated growth, including personnel costs, expenditures relating to hosting capabilities, leasehold improvements, and related fixed assets, will make it more difficult for us to achieve profitability in the near term. Many of these investments will occur in advance of us experiencing any direct benefit and will make it difficult to determine if we are allocating our resources efficiently.
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
We expect our operating expenses to continue to increase in absolute dollars in future periods. We have invested, and expect to continue to invest, in our software development efforts to broaden the functionality of our existing solutions, to further integrate these solutions and services, and to introduce new solutions. We plan to continue to expand our sales and marketing organizations, particularly in connection with our efforts to expand our customer base. We also expect to continue to incur additional general and administrative costs in order to support the growth of our business and the infrastructure required to comply with our obligations as a public company.
Key Business Metrics
We review a number of operating metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
Number of Paid Customer Accounts.    We believe that our ability to increase our number of paid accounts using our solutions is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. We define the number of paid customer accounts as the sum of the number of accounts on Zendesk Support, exclusive of our legacy Starter plan, free trials, or other free services, the number of accounts on Chat, exclusive of free trials or other free services, and the number of accounts on all of our other products, exclusive of free trials and other free services, each as of the end of the period and as identified by a unique account identifier.
In the quarter ended June 30, 2018, we began to offer an omnichannel subscription, which provides access to multiple solutions through a single paid customer account, Zendesk Suite, and in the quarter ended June 30, 2019, we began to offer a subscription which provides access to Sell and Support through a single paid customer account, Zendesk Duet. The number of Suite paid customer accounts are included in the number of paid customer accounts on products other than Support and Chat, and are not included in the number of paid customer accounts on Support or Chat.
For the quarters ended June 30, 2019 and September 30, 2019, each Duet paid customer account was included in the number of paid customer accounts on Support, but not included in the number of paid customer accounts on products other than Support and Chat. For the quarter ended December 31, 2019, each Duet paid customer account is included once in the number of paid customer accounts on Support and once in the number of paid customer accounts on products other than Support and Chat in order to more accurately reflect how Zendesk’s management views such metric. The effect of this change in methodology did not have a material impact on either the number of paid customer accounts on products other than Support and Chat or the total number of paid customer accounts for the quarter ended December 31, 2019.

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
We had approximately 157,000 paid customer accounts as of December 31, 2019, including approximately 81,200 paid customer accounts on Support, approximately 42,600 paid customer accounts on Chat, and approximately 33,200 paid customer accounts on our other products. As the total number of paid customer accounts increases, we expect the rate of growth in the number of paid customer accounts to decline. We do not currently include in our number of paid accounts the number of accounts on Sunshine Conversations, our Sunshine platform messaging product, Zendesk Gather, our community forum software, or our legacy Smooch product.

Dollar-Based Net Expansion Rate.    Our ability to generate revenue is dependent upon our ability to maintain our relationships with our customers and to increase their utilization of our solutions. We believe we can achieve this by focusing on delivering value and functionality that retains our existing customers, expands the number of authorized agents associated with an existing paid customer account, and results in upgrades to higher-priced subscription plans and the purchase of additional products. Maintaining customer relationships allows us to sustain and increase revenue to the extent customers maintain or increase the number of authorized agents licensed to use our products. We assess our performance in this area by measuring our dollar-based net expansion rate. Our dollar-based net expansion rate provides a measurement of our ability to increase revenue across our existing customer base through expansion of authorized agents associated with a paid customer account, upgrades in subscription plans, and the purchase of additional products as offset by churn, contraction in authorized agents associated with a paid customer account, and downgrades in subscription plans. We do not currently incorporate operating metrics associated with our legacy analytics product, our legacy Outbound product, our Sell product, our legacy Starter plan, Sunshine Conversations, Gather, our legacy Smooch product, free trials, or other free services into our measurement of dollar-based net expansion rate.
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
We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate annual recurring revenue across our products from paid customer accounts as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate annual recurring revenue across our products from the same customer base included in our measure of base revenue at the end of the annual period being measured. Our dollar-based net expansion rate is also adjusted to eliminate the effect of certain activities that we identify involving consolidation of customer accounts, or the split of a single paid customer account into multiple paid customer accounts. In addition, our dollar-based net expansion rate is adjusted to include paid customer accounts in the customer base used to determine retained revenue net of contraction and churn that share common corporate information with customers in the customer base that is used to determine our base revenue. Giving effect to this consolidation would result in our dollar-based net expansion rate being calculated across approximately 106,300 customers, as compared to the approximately 157,000 total paid customer accounts as of December 31, 2019. To the extent that we can determine that the underlying customers do not share common corporate information, we do not aggregate paid customer accounts associated with reseller and other similar channel arrangements for the purposes of determining our dollar-based net expansion rate. While not material, we believe the failure to account for these activities would otherwise skew our dollar-based net expansion metrics associated with customers that maintain multiple paid customer accounts across their products, and paid customer accounts associated with reseller and other similar channel arrangements.

Our dollar-based net expansion rate was 116% as of December 31, 2019. We expect that, among other factors, our continued focus on adding larger paid customer accounts at the time of addition and the growth in our revenue will result in an overall decline in our dollar-based net expansion rate over time as our aggregate annual recurring revenue grows.

Components of Results of Operations
Revenue
We derive substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on Support and, to a lesser extent, Chat, Talk, Guide, and Sell, and includes related support services. We also derive revenue from Suite, which provides a subset of these solutions for a single price. Each subscription may have multiple authorized users, and we refer to each user as an “agent.” The number of agents ranges from one to thousands for various customer accounts. Our pricing is generally established on a per agent basis. We offer a range of subscription account plans for our solutions that vary in price based on functionality, type, and the amount of solution support we offer. We also offer a range of additional features that customers can purchase and add to their subscriptions. Certain arrangements provide for incremental fees above a fixed maximum number of monthly agents during the subscription term. We sell subscription services under contractual agreements that vary in length, ranging between one month and multiple years, with the majority of subscriptions having a term of either one month or one year.
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
We utilize third-party managed hosting facilities located in North America, Europe, Asia and Australia to host our services, support our infrastructure, and support certain research and development functions. In the first quarter of 2019, we completed the transition of our customers from self-managed colocation data centers to third-party managed hosting services.
We intend to continue to invest additional resources in our infrastructure, professional service organizations, and product support organically and through acquisitions. We expect that recent and future business acquisitions will result in increased amortization expense of intangible assets such as acquired technology. As we continue to invest in technology innovation, we expect to continue to incur capitalized internal-use software costs and related amortization. We expect these investments in technology to not only expand the capabilities of our solutions but also to increase the efficiency of how we deliver these services, enabling us to improve our gross margin over time, although our gross margin may decrease in the near-term and may vary from period to period as our revenue fluctuates and as a result of the timing and amount of these investments. To the extent that we continue to rely on third-party technology to provide certain functionality within our solutions or for certain subscription plans or integrations, we expect third-party license fees for technology that is incorporated in such solutions and subscription plans to remain significant over time.

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
We focus our research and development efforts on the continued development of our solutions, including the development and deployment of new features and functionality and enhancements to our software architecture and integration across our solutions. We expect that, in the future, research and development expenses will increase in absolute dollars. However, we expect our research and development expenses to decrease modestly as a percentage of our revenue in the long-term, although this may fluctuate from period to period depending on fluctuations in revenue and the timing and the extent of our research and development expenses.
Sales and Marketing. Sales and marketing expenses consist of personnel costs (including salaries, share-based compensation, sales commissions, and benefits) for employees associated with our sales and marketing organizations, costs of marketing activities, and allocated shared costs. Marketing activities include both online, and offline marketing initiatives, including digital advertising, such as search engine, paid social, e-mail and product marketing, content marketing, user events, conferences, corporate communications, web marketing and optimization, and outbound list and contact generation. Sales commissions are considered incremental costs of obtaining customer contracts and are capitalized and amortized on a straight-line basis over the anticipated period of benefit, which we have determined to be three years.
We focus our sales and marketing efforts on generating awareness of our solutions, establishing and promoting our brand, and cultivating a community of successful and vocal customers. We plan to continue investing in sales and marketing by increasing the number of sales employees, developing our marketing teams, building brand awareness, and sponsoring additional marketing events, which we believe will enable us to add new customers and increase penetration within our existing customer base. Because we do not have a long history of undertaking or growing many of these activities, we cannot predict whether, or to what extent, our revenue will increase as we invest in these strategies. We expect our sales and marketing expenses to continue to increase in absolute dollars and continue to be our largest operating expense category for the foreseeable future. Our sales and marketing expenses as a percentage of our revenue over time may fluctuate from period to period depending on fluctuations in revenue and the timing and extent of our sales and marketing expenses.
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

Results of Operations for Fiscal Years 2019, 2018, and 2017
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue	$816,416	$598,746	$430,165
Cost of revenue (1)	234,282	181,255	127,422
Gross profit	582,134	417,491	302,743
Operating expenses (1):
Research and development	207,548	160,260	115,291
Sales and marketing	396,514	291,668	211,918
General and administrative	141,076	103,491	81,680
Total operating expenses	745,138	555,419	408,889
Operating loss	(163,004)	(137,928)	(106,146)
Other income (expense), net
Interest income	20,561	15,086	3,542
Interest expense	(26,708)	(19,882)	—
Other income (expense), net	848	(467)	(1,055)
Total other income (expense), net	(5,299)	(5,263)	2,487
Loss before provision for (benefit from) income taxes	(168,303)	(143,191)	(103,659)
Provision for (benefit from) income taxes	1,350	(12,107)	(1,518)
Net loss	$(169,653)	$(131,084)	$(102,141)
(1) Includes share-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$20,858	$14,835	$9,040
Research and development	46,965	41,365	29,970
Sales and marketing	53,964	37,882	24,279
General and administrative	34,943	25,401	21,263

	Year Ended December 31,
	2019	2018	2017
	(As a percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Cost of revenue (1)	28.7	30.3	29.6
Gross profit	71.3	69.7	70.4
Operating expenses (1):
Research and development	25.4	26.8	26.8
Sales and marketing	48.6	48.7	49.3
General and administrative	17.3	17.3	19.0
Total operating expenses	91.3	92.8	95.1
Operating loss	(20.0)	(23.1)	(24.7)
Other income (expense), net
Interest income	2.5	2.5	0.8
Interest expense	(3.3)	(3.3)	—
Other income (expense), net	0.1	(0.1)	(0.2)
Total other income (expense), net	(0.6)	(0.9)	0.6
Loss before provision for (benefit from) income taxes	(20.6)	(24.0)	(24.1)
Provision for (benefit from) income taxes	0.2	(2.0)	(0.4)
Net loss	(20.8)%	(22.0)%	(23.7)%

(1)	Includes share-based compensation expense as follows:

	Year Ended December 31,
	2019	2018	2017
	(As a percentage of revenue)
Cost of revenue	2.6%	2.5%	2.1%
Research and development	5.8	6.9	7.0
Sales and marketing	6.6	6.3	5.6
General and administrative	4.3	4.2	4.9

Revenue

	Year Ended December 31,			2018 to 2019 % change	2017 to 2018 % change
	2019	2018	2017
	(In thousands, except percentages)
Revenue	$816,416	$598,746	$430,165	36%	39%
Revenue increased $218 million, or 36%, in 2019 compared to 2018. The increase was primarily due to an increase in the number of paid customer accounts, which grew from approximately 136,600 as of December 31, 2018 to approximately 157,000 as of December 31, 2019 and expansions from existing customers, as reflected in our dollar-based net expansion rate of 116% as of December 31, 2019. Revenue for the year ended December 31, 2019 includes revenue from Smooch Technologies Holdings ULC, or Smooch.

Revenue increased $169 million, or 39%, in 2018 compared to 2017. The increase was primarily due to an increase in the number of paid customer accounts, which grew from approximately 118,900 as of December 31, 2017 to approximately 136,600 as of December 31, 2018 and expansions from existing customers, as reflected in our dollar-based net expansion rate of 119% as of December 31, 2018. Revenue for the year ended December 31, 2018 includes revenue from FutureSimple Inc., or FutureSimple.

Cost of Revenue and Gross Margin

	Year Ended December 31,			2018 to 2019 % change	2017 to 2018 % change
	2019	2018	2017
	(In thousands, except percentages)
Cost of Revenue	$234,282	$181,255	$127,422	29%	42%
Gross Margin	71.3%	69.7%	70.4%
Cost of revenue increased $53 million, or 29%, in 2019 compared to 2018. The overall increase was primarily due to increased employee compensation-related costs of $23 million, driven by headcount growth, increased hosting costs of $9 million, and increased third-party license fees of $6 million. The increase in hosting costs was driven by an increase in expenditures for third-party managed hosting services, partially offset by lower depreciation from our self-managed colocation data centers in connection with our transition to third-party managed hosting services. The increase in third-party license fees was driven by increased customer usage of certain product features. Further contributing to the overall increase was an increase in allocated shared costs of $4 million, primarily related to facilities and information technology.
Our gross margin increased by 1.6% in 2019 compared to 2018, driven primarily by increased optimization of our hosting infrastructure.

Cost of revenue increased $54 million, or 42%, in 2018 compared to 2017. The overall increase was primarily due to increased hosting costs of $21 million, increased employee compensation-related costs of $20 million, and increased third-party license fees of $7 million. The increase in hosting costs was driven by an increase in expenditures for third-party managed hosting services. The increase in employee compensation-related costs was driven by headcount growth. The increase in third-party license fees was driven by increased customer usage of certain product features. Further contributing to the overall increase was an increase in allocated shared costs of $5 million, primarily related to facilities and information technology.

Our gross margin decreased by 0.7% in 2018 compared to 2017, driven primarily by increased hosting costs in connection with our transition to third-party managed hosting services while we continued to record depreciation for our existing self-managed colocation data centers. The overall decrease was partially offset by lower amortization of capitalized internal-use software due to timing of projects.

Operating Expenses
Research and Development Expenses

	Year Ended December 31,			2018 to 2019 % change	2017 to 2018 % change
	2019	2018	2017
	(In thousands, except percentages)
Research and Development	$207,548	$160,260	$115,291	30%	39%
Research and development expenses increased $47 million, or 30%, in 2019 compared to 2018. The overall increase was primarily due to increased employee compensation-related costs of $34 million, driven by headcount growth, and increased allocated shared costs of $8 million.

Research and development expenses increased $45 million, or 39%, in 2018 compared to 2017. The overall increase was primarily due to increased employee compensation-related costs of $36 million, driven by headcount growth, and increased allocated shared costs of $6 million.

Sales and Marketing Expenses

	Year Ended December 31,			2018 to 2019 % change	2017 to 2018 % change
	2019	2018	2017
	(In thousands, except percentages)
Sales and Marketing	$396,514	$291,668	$211,918	36%	38%

Sales and marketing expenses increased $105 million, or 36%, in 2019 compared to 2018. The overall increase was primarily due to increased employee compensation-related costs, including amortization of capitalized commissions, of $72 million, driven by headcount growth, and an increase in marketing program costs of $8 million. The increase in marketing program costs was driven by increased volume of advertising activities. Further contributing to the overall increase was an increase in allocated shared costs of $14 million.

Sales and marketing expenses increased $80 million, or 38%, in 2018 compared to 2017. The overall increase was primarily due to increased employee compensation-related costs, including amortization of capitalized commissions, of $55 million, driven by headcount growth, and an increase in marketing program costs of $10 million. The increase in marketing program costs was driven by increased volume of advertising activities. Further contributing to the overall increase was an increase in allocated shared costs of $11 million.
General and Administrative Expenses

	Year Ended December 31,			2018 to 2019 % change	2017 to 2018 % change
	2019	2018	2017
	(In thousands, except percentages)
General and Administrative	$141,076	$103,491	$81,680	36%	27%
General and administrative expenses increased $38 million, or 36%, in 2019 compared to 2018. The overall increase was primarily due to increased employee compensation-related costs of $15 million, driven by headcount growth, and a one-time termination-related charge of $3 million during 2019. The overall increase was also driven by costs associated with our acquisition of Smooch in 2019 including transaction costs of $3 million and a one-time share-based compensation charge of $3 million related to accelerated stock options of Smooch. Further contributing to the overall increase was an increase in allocated shared costs of $3 million.

General and administrative expenses increased $22 million, or 27%, in 2018 compared to 2017. The overall increase was primarily due to increased employee compensation-related costs of $15 million, driven by headcount growth, and increased allocated shared costs of $3 million.

Other Income (Expense), Net

	Year Ended December 31,			2018 to 2019 % change	2017 to 2018 % change
	2019	2018	2017
	(In thousands, except percentages)
Interest income	$20,561	$15,086	$3,542	36%	*
Interest expense	(26,708)	(19,882)	—	34%	*
Other income (expense), net	848	(467)	(1,055)	(282)%	(56)%
*Not meaningful

Interest income increased $5 million, or 36%, in 2019 compared to 2018. The overall increase was primarily due to the increase in the amount of marketable securities from the proceeds received from our convertible senior notes issued in March 2018. Interest expense increased $7 million, or 34%, in 2019 compared to 2018 due to the issuance of our convertible senior notes.

Interest income increased $12 million in 2018 compared to 2017. The overall increase was primarily due to the increase in the amount of marketable securities from the proceeds received from our convertible senior notes. Interest expense increased $20 million in 2018 compared to 2017 due to the issuance of our convertible senior notes.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,			2018 to 2019 % change	2017 to 2018 % change
	2019	2018	2017
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$1,350	$(12,107)	$(1,518)	*	*
*Not meaningful
Provision for income taxes increased $13 million in 2019 compared to 2018 primarily due to the recognition of a net income tax benefit of $14 million in 2018 related to the issuance of our convertible senior notes.

Benefit from income taxes increased $11 million in 2018 compared to 2017 primarily due to the recognition of a net income tax benefit of $14 million in 2018 related to the issuance of our convertible senior notes.

The effective tax rate for each period differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for U.S. losses due to having a full valuation allowance against U.S. deferred tax assets.
Quarterly Results of Operations
The following unaudited quarterly results of operations data for each of the eight quarters in the two-year period ended December 31, 2019 have been prepared on a basis consistent with our audited consolidated annual financial statements and include, in management’s opinion, all normal recurring adjustments necessary for the fair presentation of the results of operations data for these periods, in accordance with GAAP. The following quarterly financial data should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Three Months Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2019	2019	2019	2019	2018	2018	2018	2018
Consolidated Statement of Operations Data:
Revenue	$229,871	$210,477	$194,583	$181,484	$172,245	$154,828	$141,882	$129,791
Cost of revenue (1)	61,749	59,210	57,670	55,654	51,048	46,992	44,160	39,056
Gross profit	168,122	151,267	136,913	125,830	121,197	107,836	97,722	90,735
Operating expenses (1):
Research and development	55,719	54,528	50,510	46,791	45,142	40,410	37,624	37,085
Sales and marketing	110,764	99,303	94,746	91,700	82,890	74,270	69,450	65,058
General and administrative	33,941	32,864	43,019	31,253	29,682	27,357	24,245	22,207
Total operating expenses	200,424	186,695	188,275	169,744	157,714	142,037	131,319	124,350
Operating loss	(32,302)	(35,428)	(51,362)	(43,914)	(36,517)	(34,201)	(33,597)	(33,615)
Other income (expense), net
Interest income	4,809	4,986	5,294	5,472	5,181	4,561	3,826	1,519
Interest expense	(6,823)	(6,727)	(6,614)	(6,544)	(6,455)	(6,375)	(6,289)	(44)
Other income (expense), net	(1,163)	2,581	(1,268)	700	(275)	(463)	27	(475)
Total other income (expense), net	(3,177)	840	(2,588)	(372)	(1,549)	(2,277)	(2,436)	1,000
Loss before provision for (benefit from) income taxes	(35,479)	(34,588)	(53,950)	(44,286)	(38,066)	(36,478)	(36,033)	(32,615)
Provision for (benefit from) income taxes	689	(364)	591	434	(4,816)	(2,334)	(1,667)	(3,290)
Net loss	$(36,168)	$(34,224)	$(54,541)	$(44,720)	$(33,250)	$(34,144)	$(34,366)	$(29,325)
Net loss per share, basic and diluted	$(0.32)	$(0.31)	$(0.50)	$(0.41)	$(0.31)	$(0.32)	$(0.33)	$(0.28)

(1)	Share-based compensation expense was allocated as follows:

	Three Months Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2019	2019	2019	2019	2018	2018	2018	2018
Cost of revenue	$5,278	$5,397	$5,246	$4,937	$4,335	$3,929	$3,474	$3,098
Research and development	11,248	12,169	11,911	11,636	10,929	10,677	9,529	10,231
Sales and marketing	14,151	13,839	13,575	12,399	10,436	10,261	9,178	8,007
General and administrative	6,995	7,244	13,019	7,685	7,203	6,579	5,967	5,652

	Three Months Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2019	2019	2019	2019	2018	2018	2018	2018
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue (1)	26.9	28.1	29.6	30.7	29.6	30.4	31.1	30.1
Gross profit	73.1	71.9	70.4	69.3	70.4	69.6	68.9	69.9
Operating expenses (1):
Research and development	24.2	25.9	26.0	25.8	26.2	26.1	26.5	28.6
Sales and marketing	48.2	47.2	48.7	50.5	48.1	48.0	48.9	50.1
General and administrative	14.8	15.6	22.1	17.2	17.2	17.7	17.1	17.1
Total operating expenses	87.2	88.7	96.8	93.5	91.5	91.8	92.5	95.9
Operating loss	(14.1)	(16.8)	(26.4)	(24.2)	(21.1)	(22.2)	(23.6)	(26.0)
Other income (expense), net
Interest income	2.1	2.4	2.7	3.0	3.0	2.9	2.7	1.2
Interest expense	(3.0)	(3.2)	(3.4)	(3.6)	(3.7)	(4.1)	(4.4)	—
Other income (expense), net	(0.5)	1.2	(0.7)	0.4	(0.2)	(0.3)	—	(0.4)
Total other income (expense), net	(1.4)	0.4	(1.4)	(0.2)	(0.9)	(1.5)	(1.7)	0.8
Loss before provision for (benefit from) income taxes	(15.5)	(16.4)	(27.8)	(24.4)	(22.0)	(23.7)	(25.3)	(25.2)
Provision for (benefit from) income taxes	0.3	(0.2)	0.3	0.2	(2.8)	(1.5)	(1.2)	(2.5)
Net loss	(15.8)%	(16.2)%	(28.1)%	(24.6)%	(19.2)%	(22.2)%	(24.1)%	(22.7)%

(1)	Includes share-based compensation expense as follows:

	Three Months Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2019	2019	2019	2019	2018	2018	2018	2018
Cost of revenue	2.3%	2.6%	2.7%	2.7%	2.5%	2.5%	2.4%	2.4%
Research and development	4.9	5.8	6.1	6.4	6.3	6.9	6.7	7.9
Sales and marketing	6.2	6.6	7.0	6.8	6.1	6.6	6.5	6.2
General and administrative	3.0	3.4	6.7	4.2	4.2	4.2	4.2	4.4

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

Quarterly Trends in Expenses
Our quarterly expenses increased sequentially for all but one period presented, primarily due to increased compensation-related costs related to an increase in headcount in connection with the expansion of our business. Total expenses in the second quarter of 2019 included certain one-time general and administrative costs. Refer to Results of Operations above for further discussion.

Seasonality
We have experienced, and expect to continue to experience in the future, seasonality in our business, and our operating results and financial condition may be affected by such trends in the future. We generally experience seasonal fluctuations in demand for our solutions and services, and believe that our quarterly sales are affected by industry buying patterns. For example, we typically have customers who add flexible agents when they need more capacity during busy periods, especially in the fourth quarter, and then subsequently scale back in the first quarter of the following year. We believe that the seasonal trends that we have experienced in the past may continue for the foreseeable future.
Liquidity and Capital Resources
As of December 31, 2019, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $845 million, which were held for working capital and general corporate purposes. Our cash equivalents and marketable securities are comprised of corporate bonds, asset-backed securities, U.S. Treasury securities, money market funds, commercial paper, certificates of deposit, time deposits, and agency securities.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$89,261	$78,620	$42,228
Net cash used in investing activities	(66,752)	(589,676)	(69,871)
Net cash provided by financing activities	48,411	529,063	43,141

In March 2018, we issued $575 million aggregate principal amount of 0.25% convertible senior notes due March 15, 2023 (refer to Note 9 of the notes to our consolidated financial statements for more information). The impact of the convertible senior notes on our liquidity will depend on whether we elect to settle any conversions in shares of our common stock or a combination of cash and shares. We currently intend to settle the principal amount of any converted convertible senior notes in cash. As of the date of this filing, we have received one request for conversion for an immaterial amount.
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
Our future capital requirements will depend on many factors, including employee-related expenditures from expansion of our headcount, hosting costs to support the growth in our customer accounts and continued customer expansion, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced solutions, features, and functionality, and costs related to building out our leased office facilities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.
Operating Activities
Our largest source of operating cash inflows is cash collections from our customers. Our primary uses of cash from operating activities are for employee-related expenditures, hosting costs, office facilities, and marketing programs.
Net cash provided by operating activities in 2019 was $89 million, reflecting our net loss of $170 million, adjusted by non-cash charges including share-based compensation expense of $157 million, depreciation and amortization expense of $39 million, amortization of deferred costs of $32 million, amortization of debt discount and issuance costs of $25 million, and net changes in operating assets and liabilities of $5 million. The net changes in operating assets and liabilities were primarily attributable to an increase in deferred revenue of $78 million due to sales growth and the timing of customer billings, and an increase in accounts payable and accrued compensation of $33 million due to overall growth in our business and timing of payments. These sources of cash were offset by an increase in deferred costs of $50 million, primarily related to sales commissions, an increase in accounts receivable of $50 million due to the timing of customer billings and collections, and an increase in prepaid expenses and other current assets of $8 million.

Net cash provided by operating activities in 2018 was $79 million, reflecting our net loss of $131 million, adjusted by non-cash charges including share-based compensation expense of $119 million, depreciation and amortization expense of $37 million, amortization of deferred costs of $21 million, amortization of debt discount and issuance costs of $19 million, partially offset by income tax benefit related to convertible senior notes of $14 million, and net changes in operating assets and liabilities of $25 million. The net changes in operating assets and liabilities were primarily attributable to an increase in deferred revenue of $73 million due to sales growth and the timing of customer billings, and an increase in accrued compensation of $15 million due to overall growth in our business and timing of payments. These sources of cash were offset by an increase in deferred costs of $41 million, primarily related to sales commissions, an increase in accounts receivable of $30 million due to the timing of customer billings and collections, and an increase in prepaid expenses and other current assets of $11 million.

Net cash provided by operating activities in 2017 was $42 million, reflecting our net loss of $102 million, adjusted by non-cash charges including share-based compensation expense of $85 million, depreciation and amortization expense of $32 million, amortization of deferred costs of $14 million, and net changes in operating assets and liabilities of $13 million. The net changes in operating assets and liabilities were primarily attributable to an increase in deferred revenue of $52 million due to sales growth and the timing of customer billings, and an increase in accrued liabilities, including accrued compensation, of $14 million due to overall growth in our business and timing of payments. These sources of cash were offset by an increase in deferred costs of $23 million, primarily related to sales commissions, and an increase accounts receivable of $21 million due to the timing of customer billings and collections.
Investing Activities
Net cash used in investing activities in 2019 of $67 million was primarily attributable to cash paid for the acquisition of Smooch, net of cash acquired, of $71 million, purchases of property and equipment of $39 million primarily associated with leasehold improvements for newly leased office facilities, and capitalized internal-use software costs of $8 million related to the development of additional features and functionality for our platform, partially offset by proceeds from sales and maturities of marketable securities of $52 million, net purchases.

Net cash used in investing activities in 2018 of $590 million was primarily attributable to purchases of marketable securities of $458 million, net of sales and maturities, cash paid for the acquisition of FutureSimple, net of cash acquired, of $79 million, purchases of property and equipment of $35 million primarily associated with leasehold improvements for newly leased office facilities, and capitalized internal-use software costs of $7 million related to the development of additional features and functionality for our platform.

Net cash used in investing activities in 2017 of $70 million was primarily attributable to purchases of marketable securities of $29 million, net of sales and maturities, cash paid for the acquisition of Outbound Solutions, Inc., net of cash acquired, of $16 million, purchases of property and equipment of $16 million primarily associated with leasehold improvements for newly leased office facilities and hosting equipment to maintain our self-managed colocation data centers, and capitalized internal-use software costs of $8 million related to the development of additional features and functionality for our platform.
Financing Activities
Net cash provided by financing activities in 2019 of $48 million was primarily attributable to proceeds from our employee stock purchase plan of $31 million and proceeds from exercises of employee stock options of $26 million, partially offset by payments for withholding taxes related to net share settlement of RSUs of $10 million.

Net cash provided by financing activities in 2018 of $529 million was primarily attributable to net proceeds from the issuance of our convertible senior notes of $561 million, proceeds from our employee stock purchase plan of $21 million, and proceeds from exercises of employee stock options of $16 million, partially offset by the purchase of the capped call in connection with the issuance of our convertible senior notes of $64 million.

Net cash provided by financing activities in 2017 of $43 million was primarily attributable to proceeds from exercises of employee stock options of $32 million and proceeds from our employee stock purchase plan of $14 million.

Contractual Obligations and Other Commitments
Our principal commitments consist of our convertible senior notes, obligations under our operating leases for office space, and contractual commitments for third-party managed hosting and other support services. The following table summarizes our contractual obligations as of December 31, 2019 (in thousands):

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Contractual obligations:
Convertible senior notes(1)	$579,613	$1,438	$2,876	$575,299	$—
Purchase commitments(2)	253,262	91,020	120,992	41,250
Operating lease obligations(3)	129,595	30,543	50,451	24,302	24,299
Total contractual obligations	$962,470	$123,001	$174,319	$640,851	$24,299
(1) Consists of principal and interest payments. The $575 million in principal is due March 2023. For more information regarding our convertible senior notes, refer to Note 9 of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
(2) Primarily relates to third-party managed hosting services.
(3) Represents obligations to make payments under non-cancellable lease agreements for our corporate headquarters and worldwide offices.

Off-Balance Sheet Arrangements
Through December 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Revenue Recognition
We generate substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on Zendesk Support and, to a lesser extent, Chat, Talk, Guide, and Sell, and includes related support services. We also derive revenue from Suite, which provides a subset of these solutions for a single price. In addition, we generate revenue by providing additional features to certain of our subscription plans for a fee that is incremental to the base subscription rate for such plans. Subscription service arrangements are generally non-cancelable and do not provide for refunds to customers in the event of cancellations or any other right of return. We record revenue net of sales or excise taxes.
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

In limited circumstances, certain customers have arrangements that provide for a maximum number of users over the subscription term, with usage measured monthly. Incremental fees are incurred when the maximum number of users is exceeded. In determining the transaction price for these arrangements, we evaluate the expected usage and estimate any incremental fees that we are entitled to throughout the subscription term and recognize revenue ratably over the subscription term. In making these assessments, we constrain our estimates based on factors that could lead to a probable significant reversal of cumulative revenue recognized. Additionally, certain customers have arrangements that provide for unlimited users during the subscription term for a fixed fee. We recognize revenue from these arrangements on a ratable basis over the subscription term.

Certain of our product solutions include service-level agreements warranting defined levels of uptime reliability and performance and permitting those customers to receive credits for future services in the event that we fail to meet those levels. To date, we have not accrued for any material liabilities in our consolidated financial statements as a result of these service-level agreements.
Costs to Obtain Customer Contracts
Sales commissions are paid for initial contracts and expansions of existing customer contracts. Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized and amortized on a straight-line basis over the anticipated period of benefit. We determined the period of benefit by taking into consideration the length of our customer contracts, our technology lifecycle, and other factors. Amortization expense is recorded in sales and marketing expense within our consolidated statement of operations. Sales commissions paid for contract renewals are not material.
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
Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life and recorded in cost of revenue within the accompanying consolidated statements of operations. We evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no material impairments to internal-use software during the years ended December 31, 2019, 2018, or 2017.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Foreign Currency Exchange Rate Risk
While we primarily transact with customers in the U.S. dollar, we also transact in foreign currencies, including the Euro, British Pound Sterling, Australian Dollar, Singapore Dollar, Danish Krone, Brazilian Real, Philippine Peso, Japanese Yen, Indian Rupee, Polish Zloty, Canadian Dollar, and Mexican Peso due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. dollar for all international subsidiaries. Changes in the value of foreign currencies relative to the U.S. dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. As of December 31, 2019, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and marketable securities.

We operate a hedging program to mitigate the impact of foreign currency fluctuations on our cash flows and earnings. For additional information, see Note 4 of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Interest Rate and Market Risk
We had cash, cash equivalents and marketable securities totaling $845 million at December 31, 2019, of which $723 million was invested in corporate bonds, asset-backed securities, U.S. Treasury securities, money market funds, commercial paper, certificates of deposit, time deposits, and agency securities. The cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of December 31, 2019, an immediate increase of 100-basis points in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $7 million. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity or declines in fair value are determined to be other than temporary.

We had non-controlling equity investments in privately-held companies totaling $11 million as of December 31, 2019. The fair value of these strategic investments may fluctuate depending on the financial condition and near-term prospects of these companies, and we may be required to record an impairment loss if the carrying value of these investments exceed their fair values.
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

Item 8. Financial Statements and Supplementary Data.
ZENDESK, INC.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zendesk, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zendesk, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition
Description of the Matter
As described in Note 2 of the consolidated financial statements, the Company recognizes revenue when control of promised services is transferred to customers. The Company must assess whether promises made to customers represent distinct performance obligations, the appropriate measure of the transfer of control and when the transfer of control has occurred. These assessments can require significant judgment, particularly when contracts include non-standard terms. In addition, key inputs important to revenue recognition, including those related to the transaction price, and the period over which control of performance obligations is transferred, are input in systems that are different from systems where the calculations are performed, and where revenue is ultimately recorded.
Auditing the Company’s accounting for revenue recognition was challenging because certain determinations, such as whether performance obligations are distinct and the timing of revenue recognition, require judgment. For example, there were nonstandard terms and conditions that required judgment to determine if distinct performance obligations were created, and the impact on the timing of revenue recognition.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process to identify and evaluate performance obligations including identification and consideration of non-standard contractual terms, the transaction price, the measure of progress of the transfer of control, and whether system controls that are important to the initiation, recording and billing of revenue transactions were effective, and underlying data was complete and accurate.
Among other audit procedures, we read a sample of contracts and evaluated whether management appropriately identified and considered terms within those documents that would affect revenue recognition. For a sample of contracts, we assessed whether the timing of revenue recognition was appropriate. We also evaluated the accuracy and completeness of the underlying data used in management’s determination of relative selling prices, and the reasonableness of management’s judgments. We also ensured our team included members with appropriate skills and expertise to assess whether revenue systems were properly configured.

Valuation of acquired intangibles
Description of the Matter
As described in Note 3 to the consolidated financial statements, the Company completed its acquisition of Smooch Technologies for total purchase consideration of $72 million. Of the total purchase consideration, $8 million and $3.9 million was allocated to the fair value of developed technology and customer relationship intangible assets, respectively.
Auditing the fair values of acquired intangible assets was complex due to the estimation uncertainty present in assumptions used in calculating the acquisition date fair values, and the complexity of the valuation models used to calculate the fair values. Significant assumptions used by management included forecasted revenue and expenses of the acquired entity, discount rates, the technology development curve and customer retention rates. Each were considered subjective, as they represented estimates of future performance, which could vary significantly from past performance, and could be impacted by competition and technological innovation, among other factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s acquisition accounting process, including controls over management’s review of significant assumptions used in the valuation model and disclosures.
Among other procedures, we read the purchase agreement and assessed for the completeness of identified intangible assets. We also evaluated forecasts used in determining the acquisition date fair values. We identified and tested the significant assumptions used in the models, by assessing the historical accuracy of management’s estimates of its performance and in other acquisitions, comparing forecasts to Smooch Technologies’ limited historical performance, available external data from comparable companies, and Company historical performance measures. As part of the assessment, we performed sensitivity analyses over the various assumptions used in the model. Additionally, we involved our valuation specialists to assist with our evaluation of the selection of the valuation model and the significant assumptions used in the model, and to perform mathematical checks of the valuation.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2013.

San Francisco, CA
February 13, 2020

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zendesk, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Zendesk, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Zendesk, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and our report dated February 13, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Francisco, CA
February 13, 2020

ZENDESK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and shares)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$196,591	$126,518
Marketable securities	286,958	300,213
Accounts receivable, net of allowance for doubtful accounts of $2,846 and $2,571 as of December 31, 2019 and 2018, respectively	127,808	85,280
Deferred costs	35,619	24,712
Prepaid expenses and other current assets	45,847	35,873
Total current assets	692,823	572,596
Marketable securities, noncurrent	361,948	393,671
Property and equipment, net	102,090	75,654
Deferred costs, noncurrent	35,230	26,914
Lease right-of-use assets	89,983	—
Goodwill and intangible assets, net	206,883	146,327
Other assets	25,632	22,717
Total assets	$1,514,589	$1,237,879
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$38,376	$16,820
Accrued liabilities	36,347	34,097
Accrued compensation and related benefits	61,512	46,603
Deferred revenue	320,642	245,243
Lease liabilities	21,804	—
Total current liabilities	478,681	342,763
Convertible senior notes, net	483,464	458,176
Deferred revenue, noncurrent	3,320	2,719
Lease liabilities, noncurrent	83,478	—
Other liabilities	7,662	17,300
Total liabilities	1,056,605	820,958
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.01 per share: no shares issued or outstanding; 10.0 million shares authorized as of December 31, 2019 and 2018	—	—
Common stock, par value $0.01 per share: 400.0 million shares authorized; 113.1 million and 108.0 million shares issued and outstanding as of December 31, 2019 and 2018, respectively	1,130	1,080
Additional paid-in capital	1,155,044	950,693
Accumulated other comprehensive income (loss)	591	(5,724)
Accumulated deficit	(698,781)	(529,128)
Total stockholders’ equity	457,984	416,921
Total liabilities and stockholders’ equity	$1,514,589	$1,237,879

See Notes to Consolidated Financial Statements.

ZENDESK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue	$816,416	$598,746	$430,165
Cost of revenue (1)	234,282	181,255	127,422
Gross profit	582,134	417,491	302,743
Operating expenses (1):
Research and development	207,548	160,260	115,291
Sales and marketing	396,514	291,668	211,918
General and administrative	141,076	103,491	81,680
Total operating expenses	745,138	555,419	408,889
Operating loss	(163,004)	(137,928)	(106,146)
Other income (expense), net
Interest income	20,561	15,086	3,542
Interest expense	(26,708)	(19,882)	—
Other income (expense), net	848	(467)	(1,055)
Total other income (expense), net	(5,299)	(5,263)	2,487
Loss before provision for (benefit from) income taxes	(168,303)	(143,191)	(103,659)
Provision for (benefit from) income taxes	1,350	(12,107)	(1,518)
Net loss	$(169,653)	$(131,084)	$(102,141)
Net loss per share, basic and diluted	$(1.53)	$(1.24)	$(1.02)
Weighted-average shares used to compute net loss per share, basic and diluted	110,606	105,567	99,918

(1) Includes share-based compensation expense as follows:
	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$20,858	$14,835	$9,040
Research and development	46,965	41,365	29,970
Sales and marketing	53,964	37,882	24,279
General and administrative	34,943	25,401	21,263

See Notes to Consolidated Financial Statements.

ZENDESK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(169,653)	$(131,084)	$(102,141)
Other comprehensive income (loss), before tax:
Net unrealized gain (loss) on available-for-sale investments	5,473	(620)	(247)
Foreign currency translation gain	—	—	824
Net unrealized gain (loss) on derivative instruments	2,836	(2,732)	3,888
Other comprehensive income (loss), before tax	8,309	(3,352)	4,465
Tax effect	(1,994)	—	(1,640)
Other comprehensive income (loss), net of tax	6,315	(3,352)	2,825
Comprehensive loss	$(163,338)	$(134,436)	$(99,316)

See Notes to Consolidated Financial Statements.

ZENDESK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Stockholders’ Equity
			Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount

Balances as of December 31, 2016	97,195	$971	$624,026	(535)	$(652)	$(5,197)	$(295,675)	$323,474
Issuance of common stock upon exercise of stock options	2,664	27	31,855	—	—	—	—	31,882
Issuance of common stock for settlement of RSUs	3,145	31	(3,020)	—	—	—	—	(2,989)
Vesting of early exercised stock options	—	1	411	—	—	—	—	412
Issuance of common stock in connection with employee stock purchase plan	652	6	12,904	—	—	—	—	12,910
Share-based compensation	—	—	87,546	—	—	—	—	87,546
Other comprehensive income, net of income taxes	—	—	—	—	—	2,825	—	2,825
Retirement of treasury stock	(535)	(5)	(647)	535	652	—	—	—
Cumulative-effect adjustment resulting from the adoption of ASU 2016-09	—	—	493	—	—	—	(493)	—
Cumulative-effect adjustment resulting from the adoption of ASU 2016-16	—	—	—	—	—	—	265	265
Net loss	—	—	—	—	—	—	(102,141)	(102,141)
Balances as of December 31, 2017	103,121	$1,031	$753,568	—	$—	$(2,372)	$(398,044)	$354,184
Issuance of common stock upon exercise of stock options	1,024	10	16,140	—	—	—	—	16,150
Issuance of common stock for settlement of RSUs	3,165	32	(5,245)	—	—	—	—	(5,213)
Issuance of common stock in connection with employee stock purchase plan	728	7	19,766	—	—	—	—	19,773
Share-based compensation	—	—	122,160	—	—	—	—	122,160
Equity component of convertible senior notes	—	—	44,304	—	—	—	—	44,304
Other comprehensive loss, net of income taxes	—	—	—	—	—	(3,352)	—	(3,352)
Net loss	—	—	—	—	—	—	(131,084)	(131,084)
Balances as of December 31, 2018	108,038	$1,080	$950,693	$—	$—	$(5,724)	$(529,128)	$416,921
Issuance of common stock upon exercise of stock options	1,297	13	26,482	—	—	—	—	26,495
Issuance of common stock for settlement of RSUs and PRSUs	3,099	31	(9,605)	—	—	—	—	(9,574)
Issuance of common stock in connection with employee stock purchase plan	647	6	29,485	—	—	—	—	29,491
Share-based compensation	—	—	157,989	—	—	—	—	157,989
Other comprehensive loss, net of income taxes	—	—	—	—	—	6,315	—	6,315
Net loss	—	—	—	—	—	—	(169,653)	(169,653)
Balances as of December 31, 2019	113,081	$1,130	$1,155,044	—	$—	$591	$(698,781)	$457,984

See Notes to Consolidated Financial Statements.

ZENDESK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(169,653)	$(131,084)	$(102,141)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	38,602	36,520	31,931
Share-based compensation	156,730	119,483	84,553
Amortization of deferred costs	32,116	21,304	14,434
Amortization of debt discount and issuance costs	25,288	18,766	—
Income tax benefit related to convertible senior notes	—	(13,784)	—
Other	740	2,848	603
Changes in operating assets and liabilities:
Accounts receivable	(50,061)	(30,007)	(21,201)
Prepaid expenses and other current assets	(8,349)	(10,620)	(5,112)
Deferred costs	(49,922)	(40,898)	(22,762)
Lease right-of-use assets	18,940	—	—
Other assets and liabilities	(1,081)	6,635	(5,765)
Accounts payable	22,128	7,534	1,839
Accrued liabilities	3,259	3,844	6,919
Accrued compensation and related benefits	11,282	15,026	7,399
Deferred revenue	78,110	73,053	51,531
Lease liabilities	(18,868)	—	—
Net cash provided by operating activities	89,261	78,620	42,228
Cash flows from investing activities
Purchases of property and equipment	(39,140)	(35,323)	(16,396)
Internal-use software development costs	(7,841)	(7,005)	(7,521)
Purchases of marketable securities	(454,649)	(700,226)	(177,309)
Proceeds from maturities of marketable securities	177,376	170,882	116,735
Proceeds from sales of marketable securities	328,921	71,359	31,090
Business combinations, net of cash acquired	(70,919)	(79,363)	(16,470)
Purchases of strategic investments	(500)	(10,000)	—
Net cash used in investing activities	(66,752)	(589,676)	(69,871)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $13,561	—	561,439	—
Purchase of capped call related to convertible senior notes	—	(63,940)	—
Proceeds from exercises of employee stock options	26,495	16,150	31,882
Proceeds from employee stock purchase plan	31,490	21,440	14,248
Taxes paid related to net share settlement of share-based awards	(9,574)	(5,213)	(2,989)
Other	—	(813)	—
Net cash provided by financing activities	48,411	529,063	43,141
Effect of exchange rate changes on cash, cash equivalents and restricted cash	101	(19)	328
Net increase in cash, cash equivalents and restricted cash	71,021	17,988	15,826
Cash, cash equivalents and restricted cash at beginning of period	128,876	110,888	95,062
Cash, cash equivalents and restricted cash at end of period	$199,897	$128,876	$110,888

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$196,591	$126,518	$109,370
Restricted cash included in prepaid expenses and other current assets	2,583	1,643	872
Restricted cash included in other assets	723	715	646
Total cash, cash equivalents and restricted cash	$199,897	$128,876	$110,888

Supplemental cash flow data
Cash paid for interest	$1,438	$699	$—
Cash paid for taxes	$5,381	$2,524	$1,766
Non-cash investing and financing activities
Share-based compensation capitalized in internal-use software development costs	$2,176	$2,414	$2,704
Balance of property and equipment in accounts payable and accrued expenses	$9,139	$5,582	$1,837
Asset retirement obligations incurred	$1,809	$—	$—
Property and equipment acquired through tenant improvement allowances	$414	$5,640	$647
Share-based compensation capitalized in deferred costs	$1,417	$866	$497
Vesting of early exercised stock options	$—	$—	$411

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization
Zendesk was founded in Denmark in 2007 and reincorporated in Delaware in April 2009.
We are a service-first customer relationship management company, built to give companies of all sizes, in every industry, the ability to deliver a transparent, responsive and empowering customer experience. With solutions designed to address an increasingly broader set of customer interactions, Zendesk allows businesses to deliver omnichannel customer service, customize and build apps across the customer journey, and extend beyond support into sales.
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
•the recognition of legal contingencies; and
•the recognition of tax benefits.
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
Revenue Recognition
We generate substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on Zendesk Support and, to a lesser extent, Chat, Talk, Guide, and Sell, and includes related support services. We also derive revenue from Suite, which provides a subset of these product solutions for a single price. In addition, we generate revenue by providing additional features to certain of our subscription plans for a fee that is incremental to the base subscription rate for such plans. Subscription service arrangements are generally non-cancelable and do not provide for refunds to customers in the event of cancellations or any other right of return. We record revenue net of sales or excise taxes.
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

In limited circumstances, certain customers have arrangements that provide for a maximum number of users over the subscription term, with usage measured monthly. Incremental fees are incurred when the maximum number of users is exceeded. In determining the transaction price for these arrangements, we evaluate the expected usage and estimate any incremental fees that we are entitled to throughout the subscription term and recognize revenue ratably over the subscription term. In making these assessments, we constrain our estimates based on factors that could lead to a probable significant reversal of cumulative revenue recognized. Additionally, certain customers have arrangements that provide for unlimited users during the subscription term for a fixed fee. We recognize revenue from these arrangements on a ratable basis over the subscription term.

Certain of our product solutions include service-level agreements warranting defined levels of uptime reliability and performance and permitting those customers to receive credits for future services in the event that we fail to meet those levels. To date, we have not accrued for any material liabilities in our consolidated financial statements as a result of these service-level agreements.
Deferred Revenue
We invoice customers for subscriptions to our solutions in monthly, quarterly, or annual installments. Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized, and includes an immaterial amount of billings for subscriptions with customer cancellation rights. The term between invoicing and when payment is due is not significant and we do not provide financing arrangements to customers. Deferred revenue associated with performance obligations that are anticipated to be satisfied, and thus revenue recognized, during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent deferred revenue. Deferred revenue associated with implementation, Talk usage, and training services was immaterial as of December 31, 2019 and 2018.

We invoice customers based on billing schedules established in our contracts. Accounts receivable are recorded when the right to consideration becomes unconditional.
Cost of Revenue
Cost of revenue consists primarily of personnel costs (including salaries, share-based compensation, and benefits) for employees associated with our infrastructure, product support, and professional service organizations, and expenses for hosting capabilities, primarily for third-party managed hosting services and costs associated with our self-managed colocation data centers. Cost of revenue also includes third-party license fees, payment processing fees, amortization expense associated with acquired intangible assets, amortization expense associated with capitalized internal-use software, and allocated shared costs, primarily including facilities, information technology, and security costs.
Cash, Cash Equivalents, and Restricted Cash
We consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at fair value and consist primarily of bank deposits and money market funds.
As of December 31, 2019, our restricted cash balance was $3 million, consisting of $2 million pledged for charitable donation and $1 million related to deposits for leased office spaces. As of December 31, 2018, our restricted cash balance was $2 million, consisting of $1 million pledged for charitable donation and $1 million related to a deposit for leased office space. Restricted cash is included within prepaid expenses and other current assets and other assets on our consolidated balance sheets.
Marketable Securities
Marketable securities consist of corporate bonds, asset-backed securities, U.S. Treasury securities, money market funds, commercial paper, certificates of deposit, time deposits, and agency securities. We classify marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair values. Unrealized gains and losses for available-for-sale securities are recorded in accumulated other comprehensive income (loss), or AOCI. We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations.
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
Our allowance for doubtful accounts consists of the following activity (in thousands):

	Year Ended December 31,
	2019	2018
Allowance for doubtful accounts, beginning balance	$2,571	$1,252
Additions	2,328	2,667
Write-offs	(2,053)	(1,348)
Allowance for doubtful accounts, ending balance	$2,846	$2,571

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

Lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we estimate our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The lease right-of-use assets also include any lease payments made and exclude lease incentives such as tenant improvement allowances. Options to extend the lease term are included in the lease term when it is reasonably certain that we will exercise the extension option.
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

We recognize all forward contracts on our balance sheet at fair value as either assets or liabilities. The effective portion of the gain or loss on each forward contract is reported as a component of AOCI, and reclassified into earnings, into revenue, cost of revenue or operating expense in the same period, or periods, during which the hedged transaction affects earnings. The ineffective portion of the gains or losses, if any, is recorded immediately in other income (expense), net. We include time value related to our cash flow hedges for effectiveness testing purposes and the entire change in the unrecognized value of our hedge contracts is recorded in AOCI. We evaluate the effectiveness of our cash flow hedges on a quarterly basis.

We have a master netting agreement with each of our counterparties, which permits net settlement of multiple, separate derivative contracts with a single payment. We do not have collateral requirements with any of our counterparties. GAAP permits companies to present the fair value of derivative instruments on a net basis according to master netting arrangements. We have elected to present our derivative instruments on a gross basis in our consolidated financial statements. We do not enter into any derivative contracts for trading or speculative purposes.
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
Our marketable securities are classified within either Level 1 or Level 2, and our foreign currency forward contracts and convertible senior notes are classified within Level 2. We have no financial assets or liabilities measured using Level 3 inputs. The fair values of our Level 1 marketable securities are based on quoted market prices of identical underlying securities. The fair values of our Level 2 marketable securities are based on indirect or directly observable market data, including readily available pricing sources for identical underlying securities that may not be actively traded. The fair values of our foreign currency forward contracts are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot rates, forward rates, and LIBOR. The fair value of our convertible senior notes is determined based on the quoted price of the convertible senior notes in an inactive market.
For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these instruments.
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
Goodwill, Acquired Intangible Assets, and Impairment Assessment of Long-Lived Assets
Goodwill. Goodwill represents the excess purchase consideration of an acquired business over the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment annually in the third quarter, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. No impairment charges were recorded during the years ended December 31, 2019, 2018, or 2017.
Acquired Intangible Assets. Acquired intangible assets consist of identifiable intangible assets, primarily developed technology and customer relationships, resulting from our acquisitions. Intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives.
Impairment of Long-Lived Assets. The carrying amounts of our long-lived assets, including property and equipment, lease right-of-use assets, capitalized internal-use software, costs to obtain customer contracts, and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful lives are shorter than originally estimated. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future undiscounted net cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. There were no material impairments for the years ended December 31, 2019, 2018, and 2017, other than those disclosed in Note 6.
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
Share-Based Compensation
Share-based compensation expense to employees is measured based on the fair value of the awards on the grant date and recognized in our consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award, which is typically four years). The contractual term of our stock options is typically ten years. We estimate the fair value of stock options granted using the Black-Scholes option valuation model. We measure the fair value of Restricted Stock Units, or RSUs, and Performance Restricted Stock Units, or PRSUs, based on the fair value of the underlying shares on the date of grant. Compensation expense for awards with only service conditions is recognized over the vesting period of the applicable award using the straight-line method. We record share-based compensation expense for performance-based equity awards using the accelerated attribution method. Share-based compensation expense for our Employee Stock Purchase Plan, or ESPP, is recognized over each 18-month offering period using the straight-line method.
Advertising Expense
Advertising is expensed as incurred. For the years ended December 31, 2019, 2018, and 2017, advertising expense was $57 million, $48 million, and $37 million, respectively.
Government Grants
We have obtained government grants in certain jurisdictions where we operate. We receive the grant funds as we meet certain commitments, including targeted levels of employment and/or spending within the local jurisdictions. If we fail to maintain these commitments, we may be required to repay grant funds received or be ineligible to receive future funding. We recognize grant proceeds to offset costs to which the grants relate on a straight-line basis when it is reasonably assured that the applicable commitments have been met. For the year ended December 31, 2019, we recognized grant proceeds of $4 million and in each of 2018 and 2017, we recognized grant proceeds of $2 million in our consolidated statements of operations.

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
Foreign Currency
The functional currency of our foreign subsidiaries is the U.S. dollar. Accordingly, monetary balance sheet accounts are remeasured using exchange rates in effect at the balance sheet dates and non-monetary items are remeasured at historical exchange rates. Expenses are generally remeasured at the average exchange rates for the period. Foreign currency remeasurement and transaction gains and losses are included in other income (expense), net and were not material for the years ended December 31, 2019, 2018, and 2017, respectively.
Concentrations of Risk

Financial instruments potentially exposing us to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, and derivative instruments, including the capped calls associated with our convertible senior notes. We place our cash and cash equivalents with high-credit-quality financial institutions. However, we maintain balances in excess of the FDIC insurance limits. We do not require our customers to provide collateral to support accounts receivable and maintain an allowance for doubtful accounts receivable balances. We seek to mitigate counterparty credit risk related to our derivative instruments by transacting with major financial institutions with high credit ratings.
At December 31, 2019 and 2018, there were no customers that represented 10% or greater of our accounts receivable balance. There were no customers that individually exceeded 10% of our revenue in any of the periods presented.
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

In December 2019, the FASB issued ASU 2019-12, regarding ASC Topic 740 “Income Taxes,” which simplifies certain aspects of accounting for income taxes. The guidance is effective for annual reporting periods beginning after December 15, 2020, including interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
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
The effect of adopting ASC 842 resulted in the recognition of lease right-of-use assets and corresponding lease liabilities on our consolidated balance sheets. As of March 31, 2019, the first quarter of adoption, the aggregate balance of lease right-of-use assets and lease liabilities was $99 million and $114 million, respectively. The standard did not affect our consolidated statement of operations or cash flows.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows - Restricted Cash,” which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. We adopted this standard in the first quarter of 2018 on a retrospective basis, resulting in an immaterial change to our previously reported statements of cash flows for the years ended December 31, 2017 and 2016.
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

Note 3. Business Combinations
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
The fair value of assets acquired and liabilities assumed was based on a preliminary valuation, and our estimates and assumptions are subject to change within the measurement period. The primary area that remains preliminary relates to the evaluation of certain tax-related items. The total purchase consideration was allocated to the assets acquired and liabilities assumed as set forth below (in thousands). During the three months ended December 31, 2019, we made certain immaterial adjustments to the preliminary purchase price allocation, which are reflected in the table below.
The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill generated from the acquisition is primarily attributable to assembled workforce and expected growth from the expansion of the scope of and market opportunity for our product and platform solutions. Goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present. As a result of the structure of the transaction, the balance of goodwill is deductible in the U.S. over 15 years for income tax purposes.

Net tangible assets	$2,044
Net deferred tax liability	(1,194)
Identifiable intangible assets:
Developed technology	8,000
Customer relationships	3,900
Backlog	1,000
Goodwill	58,247
Total purchase consideration	$71,997

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
FutureSimple Inc.
On September 10, 2018, we completed the acquisition of FutureSimple Inc., or FutureSimple, the developer of Base, a sales force automation product solution. We acquired FutureSimple for purchase consideration of $81 million in cash. The total purchase consideration was allocated to the assets acquired and liabilities assumed as set forth below (in thousands).

Net tangible liabilities acquired	$(2,791)
Identifiable intangible assets:
Developed technology	19,000
Customer relationships	10,400
Backlog	2,200
Goodwill	52,214
Total purchase consideration	$81,023

The developed technology, customer relationships, and backlog intangible assets were assigned useful lives of 6.5, 5.0, and 2.0 years, respectively.
Outbound Solutions, Inc.
On April 27, 2017, we completed the acquisition of Outbound Solutions, Inc., or Outbound, a provider of software that enables companies to deliver intelligent, behavior-based messages across multiple channels. We acquired Outbound for purchase consideration of $17 million in cash. The total purchase consideration was allocated to the assets acquired and liabilities assumed as set forth below (in thousands).

Net tangible assets acquired	$96
Net deferred tax liability recognized	(492)
Identifiable intangible assets:
Developed technology	3,200
Customer relationships	410
Goodwill	13,350
Total purchase consideration	$16,564

The developed technology and customer relationships intangible assets were assigned useful lives of 6.5 and 3.5 years, respectively.
Note 4. Financial Instruments
Investments
The following tables present information about our financial assets measured at fair value on a recurring basis as of December 31, 2019 and 2018 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurement at December 31, 2019
	Level 1	Level 2	Total
Description
Corporate bonds	$—	$418,005	$418,005
Asset-backed securities	—	124,046	124,046
U.S. Treasury securities	—	94,731	94,731
Money market funds	70,455	—	70,455
Commercial paper	—	13,548	13,548
Certificates of deposit and time deposits	—	1,144	1,144
Agency securities	—	920	920
Total	$70,455	$652,394	$722,849
Included in cash and cash equivalents			$73,943
Included in marketable securities			$648,906

	Fair Value Measurement at December 31, 2018
	Level 1	Level 2	Total
Description
Corporate bonds	$—	$460,210	$460,210
Asset-backed securities	—	127,078	127,078
U.S. Treasury securities	—	58,039	58,039
Money market funds	57,758	—	57,758
Commercial paper	—	38,900	38,900
Agency securities	—	11,256	11,256
Certificates of deposit and time deposits	—	3,200	3,200
Total	$57,758	$698,683	$756,441
Included in cash and cash equivalents			$62,557
Included in marketable securities			$693,884

As of December 31, 2019 and 2018, there were no securities within Level 3 of the fair value hierarchy.  There were no transfers between fair value measurement levels during the years ended December 31, 2019 or 2018.

Gross unrealized gains and losses for marketable securities as of December 31, 2019 were $4 million and not material, respectively. The aggregate amortized cost basis for cash equivalents and marketable securities as of December 31, 2019 was $719 million. Gross unrealized gains and losses for marketable securities as of December 31, 2018 were not material. As of December 31, 2019 and 2018, there were no securities that were in an unrealized loss position for more than twelve months.
The following table classifies our marketable securities by contractual maturity as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
Due in one year or less	$286,958	$300,213
Due after one year and within five years	361,948	393,671
Total	$648,906	$693,884

As of December 31, 2019 and 2018, the balance of strategic investments without readily determinable fair values was $11 million and $10 million, respectively. There have been no adjustments to the carrying value of strategic investments resulting from impairments or observable price changes.

For our other financial instruments, including accounts receivable, accounts payable, and other current liabilities, the carrying amounts approximate their fair values due to the relatively short maturity of these instruments.

Derivative Instruments and Hedging

As of December 31, 2019, the balance of accumulated other comprehensive loss included an unrecognized net gain of $1 million related to the changes in the fair value of foreign currency forward contracts designated as cash flow hedges. We expect to reclassify a net gain of $1 million into earnings over the next 12 months associated with our cash flow hedges.

The following tables present information about our derivative instruments on our consolidated balance sheet as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$2,385	Accrued liabilities	$1,975
Total		$2,385		$1,975

	December 31, 2018
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$2,047	Accrued liabilities	$4,862
Total		$2,047		$4,862

Our foreign currency forward contracts had a total notional value of $260 million and $200 million as of December 31, 2019 and 2018, respectively.

The following table presents information about our derivative instruments on our statements of operations for the year ended December 31, 2019 (in thousands):

Year Ended December 31, 2019
Classification	Gain (Loss) Reclassified from AOCI into Earnings
Revenue	$2,247
Cost of revenue	(1,445)
Research and development	(1,334)
Sales and marketing	(2,479)
General and administrative	(894)
Total	$(3,905)

The loss recognized in AOCI related to foreign currency forward contracts was $1 million for the year ended December 31, 2019.
The loss recognized in AOCI related to foreign currency forward contracts was $4 million for the year ended December 31, 2018. The loss reclassified from AOCI into earnings related to foreign currency forward contracts was $1 million for the year ended December 31, 2018, which was included within revenue, cost of revenue, and operating expenses on our consolidated statements of operations.

The cash flow effects related to foreign currency forward contracts are included within operating activities on our consolidated statements of cash flows.

Amounts recognized in earnings related to excluded time value and hedge ineffectiveness for the years ended December 31, 2019 and 2018 were not material.
Convertible Senior Notes
As of December 31, 2019, the fair value of our convertible senior notes was $793 million. The fair value was determined based on the quoted price of the convertible senior notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $76.63 on the last trading day of the quarter, the if-converted value of our convertible senior notes exceeded the principal amount of $575 million as of December 31, 2019.

Note 5. Costs to Obtain Customer Contracts
The balances of deferred costs to obtain customer contracts were $71 million and $52 million as of December 31, 2019 and 2018, respectively. Amortization expense for these deferred costs was $32 million, $21 million, and $14 million for the years ended December 31, 2019, 2018, and 2017, respectively. There were no impairment losses related to these deferred costs for the periods presented.

Note 6. Property and Equipment
Property and equipment, net consists of the following (in thousands):

	December 31, 2019	December 31, 2018
Leasehold improvements	83,968	51,832
Capitalized internal-use software	38,437	36,444
Hosting equipment	—	34,105
Computer equipment and licensed software and patents	27,309	21,100
Furniture and fixtures	16,332	11,550
Construction in progress	8,647	10,538
Total	174,693	165,569
Less accumulated depreciation and amortization	(72,603)	(89,915)
Property and equipment, net	$102,090	$75,654

Depreciation expense was $21 million, $24 million, and $20 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Amortization expense of capitalized internal-use software was $6 million, $6 million, and $8 million during the years ended December 31, 2019, 2018, and 2017, respectively. We recorded an impairment loss of $2 million to construction in progress during the year ended December 31, 2018, which was included within research and development expenses on our consolidated statements of operations. The carrying value of capitalized internal-use software at December 31, 2019 and 2018 was $23 million and $19 million, respectively, including $8 million and $3 million in construction in progress, respectively.
During the first quarter of 2019, we completed the transition from our self-managed colocation data centers to third-party managed hosting services, at which time, we concluded that these assets met the criteria to be classified as held for sale. Accordingly, these assets were written down to their estimated salvage value and reclassified from property and equipment to other current assets, with $34 million and $33 million being reclassified from hosting equipment and accumulated depreciation respectively, for a net amount of $1 million. In the year ended December 31, 2019, we received cash for the full estimated salvage value.
Note 7. Leases
The following tables present information about leases on our consolidated balance sheet (in thousands):

December 31, 2019
Assets
Lease right-of-use assets	$89,983
Liabilities
Lease liabilities	21,804
Lease liabilities, noncurrent	83,478

As of December 31, 2019, the weighted average remaining lease term was 5.7 years and the weighted average discount rate was 5.3%.
The following table presents information about leases on our consolidated statement of operations (in thousands):

Year Ended December 31, 2019
Operating lease expense	$23,540
Short-term lease expense	2,293
Variable lease expense	6,607
Sublease income	1,968

The following table presents supplemental cash flow information about our leases (in thousands):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$22,333
Operating lease assets obtained in exchange for new lease liabilities	27,559

As of December 31, 2019, remaining maturities of lease liabilities are as follows:

2020	$26,160
2021	24,783
2022	22,823
2023	16,188
2024	7,456
Thereafter	24,299
Total lease payments	121,709
Less imputed interest	16,427
Total	$105,282

The table above excludes future payments of $4 million related to signed leases that have not yet commenced.
Note 8. Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill for the two years ended December 31, 2019 are as follows (in thousands):

Balance as of December 31, 2017	$59,131
Goodwill acquired	52,453
Balance as of December 31, 2018	111,584
Goodwill acquired	58,245
Goodwill adjustments	(182)
Balance as of December 31, 2019	$169,647

The following tables present information about our acquired intangible assets subject to amortization as of December 31, 2019 and 2018 (in thousands):

	As of December 31, 2019
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
				(In years)
Developed technology	$39,000	$(14,492)	$24,508	4.9
Customer relationships	15,210	(3,882)	11,328	4.8
Backlog	3,200	(1,800)	1,400	1.0
	$57,410	$(20,174)	$37,236

	As of December 31, 2018
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
				(In years)
Developed technology	$31,000	$(8,151)	$22,849	5.5
Customer relationships	11,310	(1,249)	10,061	4.6
Backlog	2,200	(367)	1,833	1.7
	$44,510	$(9,767)	$34,743

Amortization expense of acquired intangible assets for the years ended December 31, 2019, 2018 and 2017 was $10 million, $5 million and $4 million, respectively.
Estimated future amortization expense as of December 31, 2019 is as follows (in thousands):

2020	$9,306
2021	7,601
2022	7,436
2023	6,657
2024	4,616
Thereafter	1,620
$37,236

Note 9. 0.25% Convertible Senior Notes and Capped Call

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

Each $1,000 principal amount of the Notes will initially be convertible into 15.8554 shares of our common stock, the “Conversion Option,” which is equivalent to an initial conversion price of approximately $63.07 per share, subject to adjustment upon the occurrence of specified events. The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 15, 2022, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended on June 30, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, the “Measurement Period,” in which the trading price per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events (as set forth in the indenture). On or after December 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. If certain specified fundamental changes occur (as set forth in the indenture governing the Notes) prior to the maturity date, holders of the Notes may require us to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, we will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. It is our current intent and policy to settle conversions through combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of Notes. During the quarter ended December 31, 2019, the conditions allowing holders of the Notes to convert have not been met. The Notes are therefore not convertible during the quarter ending March 31, 2020 and are classified as a noncurrent liability as of December 31, 2019.

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

The net carrying amount of the liability component of the Notes is as follows (in thousands):

	December 31, 2019	December 31, 2018
Principal	$575,000	$575,000
Unamortized Debt Discount	(84,037)	(107,494)
Unamortized issuance costs	(7,499)	(9,330)
Net carrying amount	$483,464	$458,176

The net carrying amount of the equity component of the Notes is as follows (in thousands):

	December 31, 2019	December 31, 2018
Debt Discount for Conversion Option	$124,976	$124,976
Issuance costs	(2,948)	(2,948)
Net carrying amount	$122,028	$122,028

Interest expense related to the Notes is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Contractual interest expense	$1,438	$1,116
Amortization of Debt Discount	23,457	17,482
Amortization of issuance costs	1,831	1,284
Total interest expense	$26,726	$19,882

In connection with the pricing of the Notes, we entered into privately negotiated capped call transactions with certain counterparties, the “Capped Calls.” The Capped Calls each have an initial strike price of approximately $63.07 per share, subject to certain adjustments, which correspond to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $95.20 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 9 million shares of our common stock. Conditions that cause adjustments to the initial strike price of the Capped Calls mirror conditions that result in corresponding adjustments for the Notes. The Capped Calls are generally intended to reduce or offset the potential dilution to our common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The cost of $64 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.

The net impact to our stockholders' equity, included in additional paid-in capital, of the above components of the Notes is as follows (in thousands):

Conversion Option	$124,976
Purchase of Capped Calls	(63,940)
Issuance costs	(2,948)
Net deferred tax liability	(13,784)
Total	$44,304

Note 10. Commitments and Contingencies

As of December 31, 2019, our contractual obligations are as follows for the years ending December 31 (in thousands):

	Operating Lease Obligations (1)	Purchase Commitments (2)	Convertible Senior Notes (3)	Total
2020	$30,543	$91,020	$1,438	$123,001
2021	26,330	64,229	1,438	91,997
2022	24,121	56,763	1,438	82,322
2023	16,846	41,250	575,299	633,395
2024	7,456	—	—	7,456
Thereafter	24,299		—	24,299
Total	$129,595	$253,262	$579,613	$962,470
(1) Represents obligations to make payments under non-cancellable lease agreements for our corporate headquarters and worldwide offices.
(2) Primarily relates to third-party managed hosting services.
(3) Consists of principal and interest payments. The $575 million in principal is due March 2023.

Letters of Credit
As of December 31, 2019 and 2018, we had a total of $4 million and $1 million, respectively in unsecured letters of credit outstanding primarily related to leased office space in San Francisco. These letters of credit renew annually and mature at various dates through October 31, 2022.
Litigation and Loss Contingencies
We accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. These estimates are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter.

On October 24, 2019 and November 7, 2019, purported stockholders of the Company filed two putative class action complaints in the United States District Court for the Northern District of California, entitled Charles Reidinger v. Zendesk, Inc., et al., Case No. 3:19-cv-06968-CRB and Ho v. Zendesk, Inc., et al., No. 3:19-cv-07361-WHA, respectively, against the Company and certain of the Company’s executive officers. The complaints are nearly identical and allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Zendesk, Inc. common stock between February 6, 2019 and October 1, 2019, inclusive. The claims are based upon allegations that the defendants misrepresented and/or omitted material information in certain of our prior public filings. To this point, no discovery has occurred in these cases. The court has appointed lead plaintiff and has consolidated the various lawsuits into a single action (Case No. 3:19-cv-06968-CRB). It is possible that additional similar complaints or additional amended complaints may be filed. If this occurs, we do not intend to announce the filing of each additional, similar complaint or any amended complaint unless it contains allegations that are substantially distinct from those made in the pending action described above.  These class actions are still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability to the individual defendants, if any. Management believes that these lawsuits lack merit and intends to vigorously defend the actions. We cannot predict the outcome of or estimate the possible loss or range of loss from the above described matters.

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
Indemnifications
In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to customers, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, intellectual property infringement claims made by third parties, and other liabilities relating to or arising from our product and platform solutions or our acts or omissions. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments. In addition, we have indemnification agreements with our directors and executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations may vary. To date, we have not incurred any material costs, and we have not accrued any liabilities in our consolidated financial statements, as a result of these obligations.
Certain of our solutions include service-level agreements warranting defined levels of uptime reliability and performance, which permit those customers to receive credits for future services in the event that we fail to meet those levels. To date, we have not accrued for any material liabilities in our consolidated financial statements as a result of these service-level agreements.
Note 11. Common Stock and Stockholders’ Equity
Common Stock
As of December 31, 2019 and 2018, 400 million shares of common stock were authorized for issuance with a par value of $0.01 per share. There were 113.1 million and 108.0 million shares of common stock issued and outstanding as of December 31, 2019 and 2018, respectively.
Preferred Stock

As of December 31, 2019 and 2018, there were 10 million shares of preferred stock authorized for issuance with a par value of $0.01 per share and no shares of preferred stock were issued or outstanding.
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
For the years ended December 31, 2019 and 2018, 0.6 million and 0.7 million shares of common stock were purchased under the ESPP, respectively. Pursuant to the terms of the ESPP, the number of shares reserved under the ESPP increased by 1.1 million shares on both January 1, 2020 and 2019. As of December 31, 2019, 4.3 million shares of common stock were available for issuance under the ESPP.
Stock Option and Grant Plans
Our board of directors adopted the 2009 Stock Option and Grant Plan, or the 2009 Plan, in July 2009. The 2009 Plan was terminated in connection with our initial public offering in May 2014, and accordingly, no shares are available for issuance under this plan. The 2009 Plan continues to govern outstanding awards granted thereunder.
Our 2014 Stock Option and Incentive Plan, or the 2014 Plan, serves as the successor to our 2009 Plan. Pursuant to the terms of the 2014 Plan, the number of shares reserved for issuance under the 2014 Plan increased by 5.7 million and 5.4 million shares on January 1, 2020 and 2019, respectively. As of December 31, 2019, we had 11.6 million shares of common stock available for future grants under the 2014 Plan.
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
A summary of our shared-based award activity for the year ended December 31, 2019 is as follows (in thousands, except per share information):

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Outstanding RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
				(In years)
Outstanding — January 1, 2019	8,232	5,938	$20.85	6.58	$222,959	6,611	$37.77	$385,891
Increase in authorized shares	5,402
Stock options granted	(336)	336	73.27
RSUs granted	(2,836)					2,836	73.40
Stock options exercised		(1,297)	20.43
RSUs vested						(3,051)	38.21
Stock options forfeited or canceled	117	(117)	41.91
RSUs forfeited or canceled	1,002					(1,002)	45.49
RSUs forfeited or canceled and unavailable for grant	—					(33)	23.44
PRSUs forfeited	32
Outstanding — December 31, 2019	11,613	4,860	$24.08	5.85	$255,536	5,361	$55.00	$410,804
Options vested and exercisable as of December 31, 2019		3,661	$18.30	5.21	$213,569
RSUs expected to vest as of December 31, 2019						4,302		$329,655

The RSUs forfeited or canceled and unavailable for grant relate to our employment inducement awards. The aggregate intrinsic value for options outstanding represents the difference between the closing market price of our common stock on the last trading day of the reporting period and the exercise price of outstanding, in-the-money options.
The total intrinsic value of stock options exercised during the years ended December 31, 2019, 2018, and 2017 was $76 million, $37 million, and $47 million, respectively. The intrinsic value for options exercised represents the difference between the exercise price and the market value on the date of exercise. The weighted-average grant date fair value of stock options granted during the years ended December 31, 2019, 2018, and 2017 was $28.65, $17.87, and $13.07, respectively.
The total intrinsic value of RSUs vested during the years ended December 31, 2019, 2018, and 2017 was $240 million, $176 million and $90 million, respectively. The intrinsic value for RSUs vested represents market value on the vesting date. The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2019, 2018, and 2017 was $73.40, $44.35, and $28.09, respectively.
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

•	Dividend Yield. We have not paid and do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero.
The assumptions used to estimate the fair value of stock options are as follows:

	Year Ended December 31,
	2019	2018	2017
Expected volatility	43%	44% - 45%	44% - 48%
Dividend yield	0%	0%	0%
Risk-free interest rate	2.5%	2.3% - 3.0%	1.9% - 2.2%
Expected term (in years)	4.6	4.9	6.0 - 6.1

The assumptions used to estimate the fair value of ESPP awards are as follows:

	Year Ended December 31,
	2019	2018	2017
Expected volatility	39% - 43%	35% - 41%	37% - 44%
Dividend yield	0%	0%	0%
Risk-free interest rate	1.5% - 2.4%	2.1% - 2.8%	1.0% - 1.6%
Expected term (in years)	0.5 -1.5	0.5 -1.5	0.5 -1.5

In the first quarter of 2017, we changed our accounting policy for share-based compensation to recognize forfeitures as they occur, as permitted by ASU 2016-09.
As of December 31, 2019, we had a total of $306 million in future period share-based compensation expense related to all equity awards to be recognized over a weighted average period of 2.6 years.
There were no material share-based award modifications in the years ended December 31, 2019 and 2018. In the year ended December 31, 2017, we recorded $2 million of share-based compensation expense related to accelerated vesting of share-based awards for terminated employees.
Performance Restricted Stock Units
During the three months ended September 30, 2018, the compensation committee of our board of directors granted PRSUs representing 0.2 million shares of common stock, the substantial majority of which were granted in connection with our acquisition of FutureSimple. The PRSUs vest in four semi-annual tranches, generally through March 2021. The PRSUs include a service condition and a performance condition related to the attainment of semi-annual performance targets approved and communicated in advance of each performance period. During the year ended December 31, 2019, we recorded $7 million of share-based compensation expense related to the PRSUs, including a one-time charge related to accelerated retention compensation. During the year ended December 31, 2019, 48 thousand PRSUs were vested. During the year ended December 31, 2018, we recorded an immaterial amount of share-based compensation expense related to the PRSUs and no PRSUs were vested. The total future expense related to the PRSUs will be based on the fair value of the underlying shares on the grant date for each performance tranche.
Note 12. Deferred Revenue and Performance Obligations

The changes in the balances of deferred revenue are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of period	$247,962	$174,360	$122,829
Billings	892,416	672,348	481,696
Subscription and service revenue	(776,610)	(574,517)	(417,200)
Other revenue*	(39,806)	(24,229)	(12,965)
Balance, end of period	$323,962	$247,962	$174,360
*Other revenue primarily includes implementation and training services, Talk usage and amounts from contract assets.
For the years ended December 31, 2019, 2018, and 2017, less than half of revenue recognized was from the deferred revenue balances at the beginning of each period.
The aggregate balance of remaining performance obligations as of December 31, 2019 was $641 million. We expect to recognize $460 million of the balance as revenue in the next 12 months and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized and does not include contract amounts which are cancelable by the customer and amounts associated with optional renewal periods.

Note 13. Net Loss Per Share
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
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Net loss	$(169,653)	$(131,084)	$(102,141)
Weighted-average shares used to compute basic and diluted net loss per share	110,606	105,567	99,918
Net loss per share, basic and diluted	$(1.53)	$(1.24)	$(1.02)

The anti-dilutive securities excluded from the shares used to calculate diluted net loss per share are as follows (in thousands):

	As of December 31,
	2019	2018	2017
Shares subject to outstanding common stock options and employee stock purchase plan	4,962	6,041	6,343
Restricted stock units	5,361	6,611	5,827
Shares related to convertible senior notes	1,265	—	—
	11,588	12,652	12,170

The shares related to convertible senior notes in the table above are calculated based on the average market price of our common stock for three months ended December 31, 2019.

We expect to settle the principal amount of our convertible senior notes in cash and therefore use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share when the average market price of our common stock for a given period exceeds the initial conversion price of $63.07 per share for the convertible senior notes. Based on the initial conversion price, potential dilution related to the convertible senior notes is approximately 9.1 million shares. The convertible senior notes are not convertible as of December 31, 2019.

Note 14. Income Taxes
The components of loss before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
U.S.	$(186,697)	$(151,547)	$(107,177)
Foreign	18,394	8,356	3,518
Total	$(168,303)	$(143,191)	$(103,659)

The income tax provision is composed of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current tax provision:
Federal	$(1,994)	$—	$(2,636)
State	80	80	104
Foreign	5,586	3,372	1,476
	3,672	3,452	(1,056)
Deferred tax provision:
Federal	—	(13,785)	—
Foreign	(2,322)	(1,774)	(462)
Total provision for (benefit from) income taxes	$1,350	$(12,107)	$(1,518)

Significant components of deferred tax assets are as follows (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Tax credit carryforward	$1,138	$884
Net operating loss carryforward	230,346	170,447
Share-based compensation	10,774	10,316
Accrued liabilities and reserves	5,075	7,734
Property and equipment	2,329	3,340
Lease liabilities	12,114	—
Other	9,164	7,066
Total deferred tax assets	270,940	199,787
Less: valuation allowance	(220,777)	(158,778)
Deferred tax assets, net of valuation allowance	50,163	41,009
Deferred tax liabilities:
Deferred commissions	(16,839)	(13,075)
Convertible debt transaction	(9,658)	(12,872)
Intangible assets	(9,294)	(11,305)
Lease right-of-use assets	(9,414)	—
Total deferred tax liabilities	(45,205)	(37,252)
Net deferred tax assets	$4,958	$3,757

The following is a reconciliation of the statutory federal income tax rate and the effective tax rates:

	Year Ended December 31,
	2019	2018	2017
Tax at federal statutory rate	21.0%	21.0%	34.0%
Tax reform rate change impact	—	—	(64.7)
Excess tax benefit from share-based compensation	—	—	46.5
Valuation allowance	(32.6)	(20.1)	(19.5)
Share-based compensation	13.6	8.5	7.0
Officer's compensation	(1.9)	(1.1)	—
Benefit from other comprehensive gain	1.2	—	1.6
Foreign withholding tax	(1.1)	(0.6)	(0.3)
Foreign rate differential	1.5	0.7	0.5
Other	(2.5)	—	(3.6)
Effective tax rate	(0.8)%	8.4%	1.5%

We have not provided income taxes for the possible tax consequences of repatriating undistributed earnings of foreign subsidiaries as of December 31, 2019 because we intend to permanently reinvest such earnings outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of December 31, 2019, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $1 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
As of December 31, 2019, we had net operating loss carryforwards of approximately $948 million for federal income taxes and $412 million for state income taxes. Of the federal net operating loss carryforwards, $520 million will begin to expire in 2029 and $428 million will carry forward indefinitely. The state carryforwards will begin to expire in 2031. As of December 31, 2019, we had research and development credit carryforwards of approximately $14 million and $15 million for federal and state income taxes, respectively. If not utilized, the federal carryforwards will begin to expire in 2029. The state tax credit can be carried forward indefinitely. Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event that we had a change of ownership, utilization of the net operating loss and tax credit carryforwards may be restricted. In addition, we have $8 million of net operating loss carryforwards in France, of which approximately $3 million were obtained as part of our acquisition of We Are Cloud SAS. These carryforward losses do not expire, however, utilization of these carryforwards may be subject to annual limitations. In addition, the right to the carryforward losses could be challenged if the French tax authorities determined that a significant change in the company’s actual business has occurred.
We account for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes, net operating loss carryforwards, and other tax credits measured by applying currently enacted tax laws. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. We regularly assess the need for a valuation allowance against our deferred tax assets by considering both positive and negative evidence to determine whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. We recorded a valuation allowance to fully offset our U.S. deferred tax assets, as we consider our cumulative loss in recent years to be strong negative evidence for retaining the valuation allowance. The valuation allowance increased by $62 million during the twelve months ended December 31, 2019. We will continue to assess the future realization of our deferred tax assets in each applicable jurisdiction and adjust the valuation allowance accordingly.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) for the three years ending December 31, 2019 is as follows (in thousands):

Balance at December 31, 2016	$11,786
Additions from tax positions related to the current year	4,141
Lapse of statutes of limitations	(283)
Balance at December 31, 2017	15,644
Additions from tax positions related to the current year	5,887
Balance at December 31, 2018	21,531
Additions from tax positions related to the current year	7,763
Balance at December 31, 2019	$29,294

As of December 31, 2019, we had no accrued interest and penalties related to the uncertain tax positions. We have elected to record interest and penalties in the financial statements as a component of provision for income taxes. Included in the balance of unrecognized tax benefits at December 31, 2019 and 2018 are no potential benefits, which if recognized, would affect the effective tax rate.
We are currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate over the next 12 months.
We are subject to taxation in the United States and foreign jurisdictions. Our tax years 2009 to 2018 remain subject to examination in most jurisdictions.
On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. While the Tax Act provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income, or GILTI, provisions and the base-erosion and anti-abuse tax, or BEAT, provisions.
The GILTI provisions require us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Based on our calculations, we are not subject to incremental U.S. tax on GILTI income. We have elected to account for GILTI tax in the period in which it is incurred, and therefore have not provided any deferred tax impacts of GILTI in our consolidated financial statements for the year ended December 31, 2019.
The BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. We are currently beneath the revenue threshold in which this tax applies and therefore have not included any tax impacts of BEAT in our consolidated financial statements for the year ended December 31, 2019. However, we may be subject to the BEAT provisions of the Tax Act and the regulations issued thereunder in the future, which may adversely impact our effective tax rate by limiting our ability to deduct certain expenses.

Note 15. Geographic Information
Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.
Revenue
The following table presents our revenue by geographic area, as determined based on the billing address of our customers (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$427,693	$309,879	$229,667
EMEA	231,497	174,874	122,365
APAC	89,029	68,272	46,564
Other	68,197	45,721	31,569
Total	$816,416	$598,746	$430,165

Long-Lived Assets
The following table presents our long-lived assets by geographic area (in thousands):

	As of December 31,
	2019	2018
United States	$91,532	$32,345
EMEA:
Republic of Ireland	42,500	14,698
Other EMEA	3,725	2,450
Total EMEA	46,225	17,148
APAC:
Singapore	25,988	1,117
Other APAC	5,362	5,772
Total APAC	31,350	6,889
Other	417	6
Total	$169,524	$56,388

The table above includes property and equipment and lease right-of-use assets and excludes capitalized internal-use software and intangible assets.

Note 16. Retirement Plans
We have a 401(k) retirement and savings plan made available to all United States employees. The 401(k) plan allows each participant to contribute up to an amount not to exceed an annual statutory maximum. We began contributing to the 401(k) plan in 2017. For the year ended December 31, 2019, we made matching contributions of $4 million, and in each of 2018 and 2017 we made matching contributions of $1 million.
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
Based on this evaluation, our management concluded that, as of December 31, 2019, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal over control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders, or the 2020 Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019 and is incorporated herein by reference.
We have a code of business ethics and conduct that applies to all of our employees, including our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and our Board of Directors. A copy of this code, “Code of Business Conduct and Ethics,” is available on our website at http://investor.zendesk.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our investor relations website under the heading “Corporate Governance” at http://investor.zendesk.com.
Item 11. Executive Compensation.
The information required by this item will be included in the 2020 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in the 2020 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in the 2020 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be included in the 2020 Proxy Statement and is incorporated herein by reference.

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
Item 16. Form 10-K Summary.
Not applicable.

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36456	3.1	August 7, 2014
3.2	Amended and Restated By-laws of the Registrant.	8-K/A	001-36456	3.1	February 7, 2018
4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	333-195176	4.1	May 5, 2014
4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Act of 1934
10.1#	2009 Stock Option and Grant Plan, as amended, and related form agreements.	S-1	333-195176	10.2	April 10, 2014
10.2#	2014 Stock Option and Incentive Plan, and related form agreements.
10.3#	2014 Employee Stock Purchase Plan, as amended.	10-Q	001-36456	10.2	November 6, 2014
10.4#	Form of Inducement Option Agreement.	8-K	001-36456	10.1	May 6, 2016
10.5#	Form of Inducement RSU Agreement.	8-K	001-36456	10.2	May 6, 2016
10.6#	Offer Letter between the Registrant and Adrian McDermott, dated as of June 16, 2010.	S-1	333-195176	10.7	April 10, 2014
10.7#	Offer Letter between the Registrant and John Geschke, dated as of May 30, 2012.	10-K	001-36456	10.9	February 26, 2016
10.8#	Offer Letter between the Registrant and Elena Gomez, dated as of April 6, 2016.	10-K	001-36456	10.9	February 27, 2017
10.9#	Offer Letter between the Registrant and Tom Keiser, dated as of March 29, 2016.	10-K	001-36456	10.10	February 27, 2017
10.10#	Offer Letter between the Registrant and Norman Gennarro, dated as of November 26, 2017.	10-K	001-36456	10.11	February 22, 2018
10.11#	Offer Letter between the Registrant and Jeffrey Titterton, dated as of April 6, 2017.	10-K	001-36456	10.12	February 22, 2018
10.12#	Offer Letter between the Registrant and InaMarie Johnson, dated as of April 26, 2018	10-K	001-36456	10.13	February 14, 2019
10.13	Office Lease between the Registrant and 989 Market Street, LLC, dated as of April 29, 2011.	S-1	333-195176	10.8	April 10, 2014
10.14	First Amendment to Lease between the Registrant and 989 Market Street, LLC, dated as of June 28, 2011.	S-1	333-195176	10.9	April 10, 2014
10.15	Second Amendment to Lease between the Registrant and 989 Market Street, LLC, dated as of August 11, 2011.	S-1	333-195176	10.10	April 10, 2014

10.16	Third Amendment to Lease between the Registrant and HMC Mid-Market Ventures LLC, dated as of September 11, 2013.	S-1	333-195176	10.11	April 10, 2014
10.17	Fourth Amendment to Lease between the Registrant and ASB 989 Market, LLC, dated as of January 19, 2017.	10-Q	001-36456	10.1	May 8, 2017
10.18	Fifth Amendment to Lease between the Registrant and ASB 989 Market, LLC, dated as of August 2, 2017.	10-Q	001-36456	10.1	November 3, 2017
10.19	Sixth Amendment to Lease between the Registrant and ASB 989 Market, LLC, dated as of January 25, 2019	10-K	001-36456	10.20	February 14, 2019
10.20	Seventh Amendment to Lease between the Registrant and ASB 989 Market, LLC, dated as of December 17, 2019

10.21	Eighth Amendment to Lease between the Registrant and ASB 989 Market, LLC, dated as of December 17, 2019
10.22	Lease Agreement between the Registrant and 1019 Market St. Property, LLC, dated as of September 6, 2013, as amended.	10-Q	001-36456	10.1	November 6, 2014
10.23	Lease by and between Zendesk, Inc. and 1035 Market Street, LLC., dated June 22, 2016.	8-K	001-36456	10.1	June 27, 2016
10.24	Lease Agreement by and between Marlin Cove, Inc. and SF Prosperity I, LLC, as tenants in common and the Registrant.	10-Q	001-36456	10.2	August 3, 2018
10.25	Indenture, dated as of March 20, 2018, between Zendesk, Inc., and Wilmington Trust, National Association, as trustee.	8-K	001-36456	4.1	March 20, 2018
10.26	Form of 0.25% Convertible Senior Notes due 2023	8-K	001-36456	4.1	March 20, 2018
10.27	Form of Capped Call Confirmation	8-K	001-36456	10.1	March 20, 2018
10.28#	Amended and Restated Non-Employee Director Compensation Policy.	8-K	001-36456	10.1	April 30, 2019
10.29#	Amended and Restated Executive Incentive Bonus Plan.	8-K	001-36456	10.1	February 11, 2015
10.30#	Zendesk, Inc. Change in Control Acceleration Plan.	8-K	001-36456	10.1	May 15, 2015
10.31#	Forms of Indemnification Agreement.	S-1	333-195176	10.1	April 10, 2014
21.1	List of Significant Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 101 of this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

#	Indicates management contract or compensatory plan, contract, or agreement.

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

Zendesk, Inc.

Date:	February 13, 2020	By:	/s/ Elena Gomez
Elena Gomez
Chief Financial Officer (Principal Financial Officer)

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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Mikkel Svane	Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)	2/13/2020
Mikkel Svane

/s/ Elena Gomez	Chief Financial Officer (Principal Financial Officer)	2/13/2020
Elena Gomez

/s/ Ying Christina Liu	Chief Accounting Officer (Principal Accounting Officer)	2/13/2020
Ying Christina Liu

/s/ Carl Bass	Director	2/13/2020
Carl Bass

/s/ Hilarie Koplow-McAdams	Director	2/13/2020
Hilarie Koplow-McAdams

/s/ Michael Frandsen	Director	2/13/2020
Michael Frandsen

/s/ Caryn Marooney	Director	2/13/2020
Caryn Marooney

/s/ Michael Curtis	Director	2/13/2020
Michael Curtis

/s/ Michelle Wilson	Director	2/13/2020
Michelle Wilson

/s/ Thomas Szkutak	Director	2/13/2020
Thomas Szkutak