Form 10-Q
period 2020-03-31
Zendesk, Inc.
filed 2020-05-04
CIK 1463172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of April 30, 2020, there were 114,225,954 shares of the registrant’s common stock outstanding.

ZENDESK, INC.

PART I — FINANCIAL INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
the effect of uncertainties related to the novel coronavirus and resulting COVID-19 disease pandemic on U.S. and global markets, our business, operations, revenue results, cash flow, operating expenses, demand for our solutions, sales cycles, customer retention, and our customers' businesses;

•	worldwide economic conditions and their impact on information technology spending;

•	our ability to attract and retain customers to use our product and platform solutions;

•	our ability to optimize the pricing for our solutions;

•	our future financial performance, including our revenue, cost of revenue, gross profit, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;

•	our ability to effectively manage our growth and future expenses;

•	our ability to understand how changes in worldwide economic conditions may affect businesses of organizations of varying sizes differently;

•	our ability to forecast retention of customers on contracts with monthly terms and customers who are small to midsized organizations;

•	the evolution of technology affecting our product and platform solutions, services, and markets;

•	our ability to securely maintain customer data;

•	our ability to prevent, mitigate, and respond effectively to both historical and future data breaches;

•	our ability to innovate and provide a superior customer experience;

•	our ability to successfully expand in our existing markets and into new markets;

•	the expenses and administrative workload associated with being a public company;

•	our ability to introduce and market new solutions and to integrate such solutions into our infrastructure;

•	the attraction and retention of qualified employees and key personnel;

•	our ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations;

•	the sufficiency of our cash and cash equivalents and marketable securities to meet our liquidity needs;

•	our ability to service the interest on our convertible notes and repay such notes, if required;

•	our ability to maintain, protect, and enhance our intellectual property;

•	our ability to successfully integrate people, solutions, technology, and services following completion of acquisitions;

•	our ability to maintain and enhance our brand; and

•	our ability to adapt to and comply with upcoming and newly effective tax regulations.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ZENDESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and shares)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$199,092	$196,591
Marketable securities	269,003	286,958
Accounts receivable, net of allowance for doubtful accounts of $5,796 and $2,846 as of March 31, 2020 and December 31, 2019, respectively	101,027	127,808
Deferred costs	38,215	35,619
Prepaid expenses and other current assets	45,785	45,847
Total current assets	653,122	692,823
Marketable securities, noncurrent	369,091	361,948
Property and equipment, net	103,017	102,090
Deferred costs, noncurrent	36,520	35,230
Lease right-of-use assets	96,307	89,983
Goodwill and intangible assets, net	204,093	206,883
Other assets	26,640	25,632
Total assets	$1,488,790	$1,514,589
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,227	$38,376
Accrued liabilities	42,629	36,347
Accrued compensation and related benefits	61,996	61,512
Deferred revenue	301,402	320,642
Lease liabilities	21,253	21,804
Total current liabilities	453,507	478,681
Convertible senior notes, net	490,014	483,464
Deferred revenue, noncurrent	1,941	3,320
Lease liabilities, noncurrent	86,535	83,478
Other liabilities	6,850	7,662
Total liabilities	1,038,847	1,056,605
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,139	1,130
Additional paid-in capital	1,200,521	1,155,044
Accumulated other comprehensive income (loss)	(10,152)	591
Accumulated deficit	(741,565)	(698,781)
Total stockholders’ equity	449,943	457,984
Total liabilities and stockholders’ equity	$1,488,790	$1,514,589

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$237,475	$181,484
Cost of revenue (1)	59,702	55,654
Gross profit	177,773	125,830
Operating expenses (1):
Research and development	60,421	46,791
Sales and marketing	124,310	91,700
General and administrative	34,326	31,253
Total operating expenses	219,057	169,744
Operating loss	(41,284)	(43,914)
Other income (expense), net:
Interest income	4,570	5,472
Interest expense	(6,887)	(6,544)
Other income, net	2,334	700
Total other income (expense), net	17	(372)
Loss before provision for income taxes	(41,267)	(44,286)
Provision for income taxes	1,516	434
Net loss	$(42,783)	$(44,720)
Net loss per share, basic and diluted	$(0.38)	$(0.41)
Weighted-average shares used to compute net loss per share, basic and diluted	113,538	108,630
(1) Includes share-based compensation expense as follows:

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$5,059	$4,937
Research and development	12,626	11,636
Sales and marketing	16,559	12,399
General and administrative	7,838	7,685

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(42,783)	$(44,720)
Other comprehensive income (loss), before tax:
Net unrealized gain (loss) on available-for-sale investments	(3,395)	3,342
Net unrealized gain (loss) on derivative instruments	(7,348)	1,124
Other comprehensive income (loss), before tax	(10,743)	4,466
Tax effect	—	(1,072)
Other comprehensive income (loss), net of tax	(10,743)	3,394
Comprehensive loss	$(53,526)	$(41,326)

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2020						Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	113,081	$1,130	$1,155,044	$591	$(698,781)	$457,984	108,037	$1,080	$950,693	$(5,724)	$(529,128)	$416,921
Issuance of common stock upon exercise of stock options	175	2	3,999	—	—	4,001	376	4	8,434	—	—	8,438
Issuance of common stock for settlement of RSUs and PRSUs	720	7	(1,904)	—	—	(1,897)	847	8	(2,425)	—	—	(2,417)
Share-based compensation	—	—	43,382	—	—	43,382	—	—	37,329	—	—	37,329
Other comprehensive income (loss), net of tax	—	—	—	(10,743)	—	(10,743)	—	—	—	3,394	—	3,394
Net loss	—	—	—	—	(42,783)	(42,783)	—	—	—	—	(44,720)	(44,720)
Balances at end of period	113,976	$1,139	$1,200,521	$(10,152)	$(741,565)	$449,943	109,260	$1,092	$994,031	$(2,330)	$(573,848)	$418,945

See Notes to Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(42,783)	$(44,720)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,240	8,732
Share-based compensation	42,082	36,657
Amortization of deferred costs	9,965	6,918
Amortization of debt discount and issuance costs	6,549	6,188
Other	2,061	394
Changes in operating assets and liabilities:
Accounts receivable	26,023	(6,966)
Prepaid expenses and other current assets	1,743	(3,774)
Deferred costs	(13,448)	(10,190)
Lease right-of-use assets	4,975	4,373
Other assets and liabilities	(232)	(498)
Accounts payable	(10,323)	15,655
Accrued liabilities	(662)	2,512
Accrued compensation and related benefits	(9,541)	(4,629)
Deferred revenue	(21,464)	12,149
Lease liabilities	(8,794)	(3,832)
Net cash provided by (used in) operating activities	(2,609)	18,969
Cash flows from investing activities
Purchases of property and equipment	(9,938)	(9,258)
Internal-use software development costs	(3,058)	(1,213)
Purchases of marketable securities	(121,430)	(145,142)
Proceeds from maturities of marketable securities	74,231	47,265
Proceeds from sales of marketable securities	54,784	91,562
Purchases of strategic investments	(1,500)	(500)
Net cash used in investing activities	(6,911)	(17,286)
Cash flows from financing activities
Proceeds from exercises of employee stock options	4,001	8,437
Proceeds from employee stock purchase plan	10,115	8,415
Taxes paid related to net share settlement of share-based awards	(1,897)	(2,416)
Net cash provided by financing activities	12,219	14,436
Effect of exchange rate changes on cash, cash equivalents and restricted cash	16	33
Net increase in cash, cash equivalents and restricted cash	2,715	16,152
Cash, cash equivalents and restricted cash at beginning of period	199,897	128,876
Cash, cash equivalents and restricted cash at end of period	$202,612	$145,028

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$199,092	$142,418
Restricted cash included in prepaid expenses and other current assets	2,797	1,891
Restricted cash included in other assets	723	719
Total cash, cash equivalents and restricted cash	$202,612	$145,028

Supplemental cash flow data
Cash paid for interest	$719	$719
Cash paid for taxes	$657	$700
Non-cash investing and financing activities
Balance of property and equipment in accounts payable and accrued expenses	$4,801	$2,411
Property and equipment acquired through tenant improvement allowances	$—	$349
Share-based compensation capitalized in internal-use software development costs	$850	$375
Share-based compensation capitalized in deferred costs	$404	$297

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Overview and Basis of Presentation
Company and Background
Zendesk was founded in Denmark in 2007 and reincorporated in Delaware in April 2009.
We are a software development company that provides software as a service, or SaaS, solutions that are intended to help organizations and their customers build better experiences. Our customer experience solutions are built upon a modern architecture that enables us and our customers to rapidly innovate, adapt our technology in novel ways, and easily integrate with other products and applications. With our origins in customer service, we have evolved our offerings over time to product and platform solutions that work together to help organizations understand the broader customer journey, improve communications across all channels, and engage where and when it’s needed most.
References to Zendesk, the “Company,” “our,” or “we” in these notes refer to Zendesk, Inc. and its subsidiaries on a consolidated basis.
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K, for the year ended December 31, 2019, filed with the SEC on February 13, 2020. There have been no changes to our significant accounting policies described in the Annual Report on Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes.
The consolidated balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly our financial position, results of operations, comprehensive loss, stockholders' equity, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2020.
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
•the estimate of credit losses for accounts receivable and marketable securities;
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
•the recognition and measurement of legal contingencies; and
•the recognition of tax benefits and forecasts used to determine our effective tax rate.

In December 2019, the novel coronavirus and resulting disease (“COVID-19”) was reported and in March 2020 the World Health Organization declared it a pandemic. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, and impact on our employees, as discussed in more detail the Overview section. During the quarter, this uncertainty resulted in a higher level of judgment related to our estimates and assumptions concerning variable consideration related to revenue recognition, the estimate of credit losses for accounts receivable, and impairment of strategic investments. As of the date of issuance of the financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments, or revise the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts. The allowance is based upon historical loss patterns, the age of each past due invoice, and an evaluation of the potential risk of loss associated with delinquent accounts. The allowance also reflects current market conditions and reasonable and supportable forecasts of future economic conditions. As of March 31, 2020, our allowance reflects increased collectibility concerns stemming from the COVID-19 pandemic and may increase in future periods as we ascertain further impacts to our customers and business. The allowance for doubtful accounts was $6 million and $3 million as of March 31, 2020 and December 31, 2019, respectively.
Accounts receivable deemed uncollectable are charged against the allowance for doubtful accounts when identified. The balance of accounts receivable also includes contract assets, which are recorded when revenue is recognized in advance of invoicing.

Concentrations of Risk
As of March 31, 2020 and December 31, 2019, no customers represented 10% or greater of our total accounts receivable balance. There were no customers that individually exceeded 10% of our revenue during the three months ended March 31, 2020 or 2019.
Recently Issued Accounting Pronouncements
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
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-13, including subsequent amendments, regarding ASC Topic 326 “Measurement of Credit Losses on Financial Instruments,” which modifies the accounting methodology for most financial instruments. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Additionally, any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. We adopted this standard in the first quarter of 2020. The adoption did not have a material effect on our consolidated financial statements.
In connection with the adoption, for purposes of identifying and measuring impairment, the policy election was made to exclude accrued interest from both the fair value and amortized cost basis of our available-for-sale debt securities. Such accrued interest is recorded in prepaid expenses and other current assets.

In January 2017, the FASB issued ASU 2017-04, regarding ASC Topic 350 “Simplifying the Test for Goodwill Impairment,” which simplifies the required methodology to calculate an impairment charge for goodwill. We adopted this standard in the first quarter of 2020. The adoption did not have an effect on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, regarding ASC Topic 820 “Fair Value Measurement,” which modifies the disclosure requirements for fair value measurements for certain types of investments. We adopted this standard in the first quarter of 2020. The adoption did not have an effect on our consolidated financial statements.

Note 2. Business Combinations
Smooch Technologies Holdings ULC
On May 14, 2019, we completed the acquisition of Smooch Technologies Holdings ULC, or Smooch, a developer of messaging technology. We acquired Smooch for purchase consideration of $72 million in cash. In connection with the acquisition in the second quarter of 2019, we incurred transaction costs of $3 million within general and administrative expenses and share-based compensation expense of $5 million, primarily within general and administrative expenses, resulting from the accelerated vesting of certain unvested Smooch stock options because post-combination service requirements were eliminated.
The fair value of assets acquired and liabilities assumed was based on a preliminary valuation, and our estimates and assumptions are subject to change within the measurement period. The primary area that remains preliminary relates to the evaluation of certain tax-related items. The total purchase consideration was allocated to the assets acquired and liabilities assumed as set forth below (in thousands). During the three months ended March 31, 2020, we made certain immaterial adjustments to the preliminary purchase price allocation, which are reflected in the table below.
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

Net tangible assets	$1,974
Net deferred tax liability	(1,194)
Identifiable intangible assets:
Developed technology	8,000
Customer relationships	3,900
Backlog	1,000
Goodwill	58,317
Total purchase consideration	$71,997

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

Note 3. Financial Instruments

Investments
The following tables present information about our financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurement at March 31, 2020
	Level 1	Level 2	Total
Description
Corporate bonds	$—	$401,130	$401,130
Money market funds	125,936	—	125,936
Asset-backed securities	—	118,816	118,816
U.S. Treasury securities	—	78,854	78,854
Agency securities	—	26,670	26,670
Commercial paper	—	12,624	12,624
Total	$125,936	$638,094	$764,030
Included in cash and cash equivalents			$125,936
Included in marketable securities			$638,094

	Fair Value Measurement at December 31, 2019
	Level 1	Level 2	Total
Description
Corporate bonds	$—	$418,005	$418,005
Asset-backed securities	—	124,046	124,046
U.S. Treasury securities	—	94,731	94,731
Money market funds	70,455	—	70,455
Commercial paper	—	13,548	13,548
Certificates of deposit and time deposits	—	1,144	1,144
Agency securities	—	920	920
Total	$70,455	$652,394	$722,849
Included in cash and cash equivalents			$73,943
Included in marketable securities			$648,906

As of March 31, 2020 and December 31, 2019, there were no securities within Level 3 of the fair value hierarchy. There were no transfers between fair value measurement levels during the three months ended March 31, 2020.
As of March 31, 2020, gross unrealized gains and losses for marketable securities were $3 million and $2 million, respectively. The aggregate amortized cost basis for cash equivalents and marketable securities was $763 million and excludes accrued interest of $3 million. The aggregate fair value of securities with unrealized losses was $246 million.
As of December 31, 2019, gross unrealized gains and losses for marketable securities were $4 million and not material, respectively. The aggregate amortized cost basis for cash equivalents and marketable securities as of December 31, 2019 was $719 million and excludes accrued interest of $4 million. The aggregate fair value of securities with unrealized losses was $45 million.
Unrealized losses for securities that have been in an unrealized loss position for more than 12 months as of March 31, 2020 and December 31, 2019 were not material. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period. We intend to hold our marketable securities to maturity and it is unlikely that they would be sold before their cost bases are recovered.
The following table classifies our marketable securities by contractual maturity (in thousands):

	March 31, 2020	December 31, 2019
Due in one year or less	$269,003	$286,958
Due after one year and within five years	369,091	361,948
Total	$638,094	$648,906

As of March 31, 2020 and December 31, 2019, the balances of strategic investments without readily determinable fair values were $12 million and $11 million, respectively. There have been no adjustments to the carrying values of strategic investments resulting from impairments or observable price changes.
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
We include time value related to our cash flow hedges for effectiveness testing purposes and the entire change in the unrecognized value of our hedge contracts is recorded in accumulated other comprehensive income (loss), or AOCI. As of March 31, 2020, the balance of AOCI included an unrecognized net loss of $6 million related to the changes in the fair value of foreign currency forward contracts designated as cash flow hedges. We expect to reclassify a net loss of $7 million into earnings over the next 12 months associated with our cash flow hedges.
The following tables present information about our derivative instruments on our consolidated balance sheets (in thousands):

	March 31, 2020
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$3,852	Accrued liabilities	$10,751
Total		$3,852		$10,751

	December 31, 2019
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$2,385	Accrued liabilities	$1,975
Total		$2,385		$1,975

Our foreign currency forward contracts had a total notional value of $318 million and $260 million as of March 31, 2020 and December 31, 2019, respectively. We have a master netting arrangement with each of our counterparties, which permit net settlement of multiple, separate derivative contracts with a single payment. GAAP permits companies to present the fair value of derivative instruments on a net basis according to master netting arrangements. We have elected to present our derivative instruments on a gross basis in our consolidated financial statements. We do not enter into any derivative contracts for trading or speculative purposes. As of March 31, 2020 and December 31, 2019, there was no cash collateral posted with counterparties. All derivatives have been designated as hedging instruments.
The following table presents information about our foreign currency forward contracts on our condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended March 31,
Classification	2020	2019
Revenue	$397	$443
Cost of revenue	(321)	(474)
Research and development	(281)	(434)
Sales and marketing	(562)	(790)
General and administrative	(174)	(276)
Total	$(941)	$(1,531)

The loss recognized in AOCI related to foreign currency forward contracts was $8 million and not material for the three months ended March 31, 2020 and 2019, respectively.

The cash flow effects related to foreign currency forward contracts are included within operating activities on our consolidated statements of cash flows.
Convertible Senior Notes
As of March 31, 2020, the fair value of our convertible senior notes was $686 million. The fair value was determined based on the quoted price of the convertible senior notes in an inactive market on the last traded day of the quarter and has been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $64.01 on the last trading day of the quarter, the if-converted value of our convertible senior notes exceeded the principal amount of $575 million as of March 31, 2020.
Note 4. Costs to Obtain Customer Contracts
The balances of deferred costs to obtain customer contracts were $75 million and $71 million as of March 31, 2020 and December 31, 2019, respectively. Amortization expense for these deferred costs was $10 million and $7 million for the three months ended March 31, 2020 and 2019, respectively. There were no impairment losses related to these deferred costs for the periods presented.

Note 5. Property and Equipment
Property and equipment, net consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Leasehold improvements	$86,593	$83,968
Capitalized internal-use software	40,647	38,437
Computer equipment and licensed software and patents	28,539	27,309
Furniture and fixtures	17,072	16,332
Construction in progress	10,337	8,647
Total	183,188	174,693
Less: accumulated depreciation and amortization	(80,171)	(72,603)
Property and equipment, net	$103,017	$102,090

Depreciation expense was $7 million and $5 million for the three months ended March 31, 2020 and 2019, respectively.
Amortization expense of capitalized internal-use software was $2 million for each of the three months ended March 31, 2020 and 2019. The carrying values of capitalized internal-use software as of March 31, 2020 and December 31, 2019 were $25 million and $23 million, respectively, including $9 million and $8 million in construction in progress, respectively.

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
The following tables present information about leases on our consolidated balance sheet (in thousands):

	March 31, 2020	December 31, 2019
Assets
Lease right-of-use assets	$96,307	$89,983
Liabilities
Lease liabilities	21,253	21,804
Lease liabilities, noncurrent	86,535	83,478

As of March 31, 2020, the weighted average remaining lease term was 6.2 years and the weighted average discount rate was 4.9%.
The following table presents information about leases on our consolidated statement of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease expense	$6,343	$5,045
Short-term lease expense	185	874
Variable lease expense	1,543	885
Sublease income	(464)	(401)

The following table presents supplemental cash flow information about our leases (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$9,552	$4,176
Operating lease assets obtained in exchange for new lease liabilities	11,316	19,550

As of March 31, 2020, remaining maturities of lease liabilities are as follows:

Remainder of 2020	$18,460
2021	26,074
2022	23,744
2023	16,079
2024	7,357
Thereafter	32,748
Total lease payments	124,462
Less imputed interest	16,674
Total	$107,788

The table above excludes future payments of $10 million related to signed leases that have not yet commenced.

Note 7. Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2020 are as follows (in thousands):

Balance as of December 31, 2019	$169,647
Goodwill adjustments	15
Balance as of March 31, 2020	$169,662

Acquired intangible assets subject to amortization consist of the following (in thousands):

	As of March 31, 2020
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
				(In years)
Developed technology	$39,000	$(16,197)	$22,803	4.7
Customer relationships	15,210	(4,582)	10,628	4.6
Backlog	3,200	(2,200)	1,000	0.8
	$57,410	$(22,979)	$34,431

	As of December 31, 2019
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
				(In years)
Developed technology	$39,000	$(14,492)	$24,508	4.9
Customer relationships	15,210	(3,882)	11,328	4.8
Backlog	3,200	(1,800)	1,400	1.0
	$57,410	$(20,174)	$37,236

Amortization expense of acquired intangible assets was $3 million and $2 million for the three months ended March 31, 2020 and 2019, respectively.
Estimated future amortization expense as of March 31, 2020 is as follows (in thousands):

Remainder of 2020	$6,505
2021	7,600
2022	7,435
2023	6,656
2024	4,615
Thereafter	1,620
$34,431

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

During the three months ended March 31, 2020, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not convertible during the three months ending June 30, 2020, and are classified as a noncurrent liability as of March 31, 2020. To-date, we have received one request for conversion for an immaterial amount of Notes.

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

The net carrying amount of the liability component of the Notes is as follows (in thousands):

	March 31, 2020	December 31, 2019
Principal	$575,000	$575,000
Unamortized Debt Discount	(77,979)	(84,037)
Unamortized issuance costs	(7,007)	(7,499)
Net carrying amount	$490,014	$483,464

The net carrying amount of the equity component of the Notes is as follows (in thousands):

	March 31, 2020	December 31, 2019
Debt Discount for Conversion Option	$124,976	$124,976
Issuance costs	(2,948)	(2,948)
Net carrying amount	$122,028	$122,028

Interest expense related to the Notes is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Contractual interest expense	$359	$356
Amortization of Debt Discount	6,057	5,751
Amortization of issuance costs	492	437
Total interest expense	$6,908	$6,544

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

Note 9. Commitments and Contingencies
Commitments
As of March 31, 2020, there were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the year ended December 31, 2019.
Litigation and Loss Contingencies

We accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. These estimates are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter.

On October 24, 2019 and November 7, 2019, purported stockholders of the Company filed two putative class action complaints in the United States District Court for the Northern District of California, entitled Charles Reidinger v. Zendesk, Inc., et al., 3:19-cv-06968-CRB and Ho v. Zendesk, Inc., et al., No. 3:19-cv-07361-WHA, respectively, against the Company and certain of the Company’s executive officers. The complaints are nearly identical and allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Zendesk, Inc. common stock between February 6, 2019 and October 1, 2019, inclusive. The claims are based upon allegations that the defendants misrepresented and/or omitted material information in certain of our prior public filings. To this point, no discovery has occurred in these cases. The court has appointed a lead plaintiff and consolidated the various lawsuits into a single action (Case No. 3:19-cv-06968-CRB), and lead plaintiff filed its amended complaint on April 14, 2020 asserting the same alleged violations of securities laws as the initial complaints. The class action is still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability to the individual defendants, if any. Management believes that the lawsuit lacks merit and intends to vigorously defend the actions. We cannot predict the outcome of or estimate the possible loss or range of loss from the above described matter.

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
Note 10. Common Stock and Stockholders’ Equity
Common Stock
As of March 31, 2020 and December 31, 2019, there were 400 million shares of common stock authorized for issuance with a par value of $0.01 per share and 114.0 million and 113.1 million shares were issued and outstanding, respectively.
Preferred Stock

As of each of March 31, 2020 and December 31, 2019, there were 10 million shares of preferred stock authorized for issuance with a par value of $0.01 per share and no shares of preferred stock were issued or outstanding.
Employee Equity Plans
Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan, or ESPP, eligible employees are granted options to purchase shares of our common stock through payroll deductions. The ESPP provides for 18-month offering periods, which include three six-month purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of an offering period or the fair market value of our common stock at the end of the purchase period. During the three months ended March 31, 2020, no shares of common stock were purchased under the ESPP. Pursuant to the terms of the ESPP, the number of shares reserved under the ESPP increased by 1.1 million shares on January 1, 2020. As of March 31, 2020, 5.5 million shares of common stock were available for issuance under the ESPP.
Stock Option and Grant Plans
Our board of directors adopted the 2009 Stock Option and Grant Plan, or the 2009 Plan, in July 2009. The 2009 Plan was terminated in connection with our initial public offering in May 2014, and accordingly, no shares are available for issuance under this plan. The 2009 Plan continues to govern outstanding awards granted thereunder.
Our 2014 Stock Option and Incentive Plan, or the 2014 Plan, serves as the successor to our 2009 Plan. Pursuant to the terms of the 2014 Plan, the number of shares reserved for issuance under the 2014 Plan increased by 5.7 million shares on January 1, 2020. As of March 31, 2020, we had 15.7 million shares of common stock available for future grants under the 2014 Plan.
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
A summary of our share-based award activity for the three months ended March 31, 2020 is as follows (in thousands, except per share information):

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Outstanding RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
				(In years)
Outstanding — January 1, 2020	11,613	4,860	$24.08	5.85	$255,536	5,361	$55.00	$410,804
Increase in authorized shares	5,654
Stock options granted	(456)	456	88.73
RSUs granted	(1,398)					1,398	83.85
Stock options exercised		(175)	22.93
RSUs vested						(694)	49.96
Stock options forfeited or canceled	12	(12)	30.18
RSUs forfeited or canceled	212					(212)	55.23
RSUs forfeited or canceled and unavailable for grant						(7)	23.44
PRSUs forfeited	25
Outstanding — March 31, 2020	15,662	5,129	$29.85	5.97	$189,715	5,846	$62.53	$374,201

The restricted stock units, or RSUs, forfeited or canceled and unavailable for grant relate to our employment inducement awards. The aggregate intrinsic value for options outstanding represents the difference between the closing market price of our common stock on the last trading day of the reporting period and the exercise price of outstanding, in-the-money options.

The total intrinsic value of stock options exercised during the three months ended March 31, 2020 and 2019 was $10 million and $21 million, respectively. The intrinsic value for options exercised represents the difference between the exercise price and the market value on the date of exercise. The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2020 and 2019 was $31.63 and $28.65, respectively.

The total fair value of RSUs vested during the three months ended March 31, 2020 and 2019 was $55 million and $63 million, respectively. The fair value of RSUs vested represents market value on the vesting date. The weighted-average grant date fair value of RSUs granted during the three months ended March 31, 2020 and 2019 was $83.85, and $64.88, respectively.
As of March 31, 2020, we had a total of $385 million in future expense related to our stock options and RSUs to be recognized over a weighted average period of 2.9 years.
Performance Restricted Stock Units
During the three months ended September 30, 2018, the compensation committee of our board of directors granted performance-based restricted stock units, or PRSUs, representing 0.2 million shares of common stock, the substantial majority of which were granted in connection with the acquisition of FutureSimple Inc. The PRSUs vest in four semi-annual tranches through March 2021. The PRSUs include a service condition and a performance condition related to the attainment of semi-annual performance targets approved and communicated in advance of each performance period. For each of the three months ended March 31, 2020 and 2019, we recorded $1 million of share-based compensation expense related to the PRSUs. For the three months ended March 31, 2020 and 2019, 26 thousand and no PRSUs were vested, respectively. The total future expense related to the PRSUs will be based on the fair value of the underlying shares on the grant date for each performance tranche.

Note 11. Deferred Revenue and Performance Obligations
The changes in the balances of deferred revenue are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$323,962	$247,962
Billings	216,856	193,118
Subscription and services revenue	(224,059)	(172,852)
Other revenue*	(13,416)	(8,632)
Balance, end of period	$303,343	$259,596
*Other revenue primarily includes implementation and training services, Talk usage, and amounts from contract assets.
For the three months ended March 31, 2020 and 2019, the majority of revenue recognized was from the deferred revenue balances at the beginning of each period.
The aggregate balance of remaining performance obligations as of March 31, 2020 was $673 million. We expect to recognize $489 million of the balance as revenue in the next 12 months and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized, including contracted revenue from renewals, and does not include contract amounts which are cancelable by the customer and amounts associated with optional renewal periods.

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
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Net loss	$(42,783)	$(44,720)
Weighted-average shares used to compute basic and diluted net loss per share	113,538	108,630
Net loss per share, basic and diluted	$(0.38)	$(0.41)

The anti-dilutive securities excluded from the shares used to calculate diluted net loss per share are as follows (in thousands):

	As of March 31,
	2020	2019
Shares subject to outstanding common stock options and employee stock purchase plan	5,429	6,167
Restricted stock units	5,846	7,028
Shares related to convertible senior notes	1,749	1,283
	13,024	14,478

The shares related to convertible senior notes in the table above are calculated based on the average market price of our common stock for the three months ended March 31, 2020 and 2019, respectively.

We expect to settle the principal amount of the convertible senior notes in cash and therefore use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given reporting period exceeds the initial conversion price of $63.07 per share for the convertible senior notes. Based on the initial conversion price, potential dilution related to the convertible senior notes is approximately 9.1 million shares. The convertible senior notes will not be convertible during the three months ending June 30, 2020.

Note 13. Income Taxes
We reported $2 million and immaterial income tax expense for the three months ended March 31, 2020 and 2019, respectively. The effective tax rate for each period differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for U.S. losses due to having a full valuation allowance against U.S. deferred tax assets.

Note 14. Geographic Information
Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.
Revenue
The following table presents our revenue by geographic area, as determined based on the billing address of our customers (in thousands):

	Three Months Ended March 31,
	2020	2019
United States	$124,037	$94,901
EMEA	67,919	52,075
APAC	25,575	19,476
Other	19,944	15,032
Total	$237,475	$181,484

Long-Lived Assets
The following table presents our long-lived assets by geographic area (in thousands):

	As of March 31, 2020	As of December 31, 2019
United States	$98,152	$91,532
EMEA:
Republic of Ireland	41,210	42,500
Other EMEA	3,274	3,725
Total EMEA	44,484	46,225
APAC:
Singapore	24,393	25,988
Other APAC	7,119	5,362
Total APAC	31,512	31,350
Other	471	417
Total	$174,619	$169,524

The table above includes property and equipment and lease right-of-use assets and excludes capitalized internal-use software and intangible assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 13, 2020. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, impacts on our business and general economic conditions due to the current COVID-19 pandemic, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.
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
We believe in developing solutions that serve organizations of all sizes and across all industries. Our flagship product solution, Zendesk Support, provides organizations with the ability to track, prioritize, and solve customer support tickets across multiple channels, bringing customer information and interactions into one place. Our other widely available product solutions integrate with Support and include Zendesk Chat, Zendesk Talk, and Zendesk Guide. Chat is live chat software that provides a fast and responsive way for organizations to connect with their customers. Talk is cloud-based call center software that facilitates personal and productive phone support conversations between organizations and their customers. Guide is a self-service destination that organizations can use to provide articles, interactive forums, and a community that help an organization's customers help themselves. For an omnichannel solution which provides Support, Chat, Talk, and Guide together for a single price, we offer the Zendesk Support Suite.
We additionally offer Zendesk Sell, sales customer relationship management software that complements our mission in delivering solutions that provide a better customer experience, the Zendesk Sell Suite, an omnichannel solution which provides Sell and Chat among other features and functionality together for a single price, Zendesk Gather, a product solution that enables companies to provide trusted and transparent support to customers through online community forums, Zendesk Duet, an offering which provides Support and Sell together for a single price, Zendesk Sunshine, a customer relationship management platform which enables organizations to connect and integrate customer data generated through our product solutions, and Zendesk Sunshine Conversations, a messaging platform solution that allows businesses to integrate messaging through social channels and directly interact and transact with customers.
We offer a range of subscription account plans for our solutions that vary in price based on functionality, type, and the amount of product support we offer. We also offer a range of additional features that customers can purchase and add to their subscriptions.
For the three months ended March 31, 2020 and 2019, our revenue was $237 million and $181 million, respectively, representing a 31% growth rate. For the three months ended March 31, 2020 and 2019, we derived $113 million, or 48%, and $87 million, or 48%, respectively, of our revenue from customers located outside of the United States. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. For the three months ended March 31, 2020 and 2019, we generated net losses of $43 million and $45 million, respectively.

The growth of our business and our future success depend on many factors, including our ability to continue to innovate, further develop our product and platform solutions geared towards the entire customer experience, build brand recognition and scalable solutions for larger organizations, maintain our leadership in the small and midsized business market, add new customers, generate additional revenue from our existing customer base, and increase our global customer footprint. While these areas represent significant opportunities for us, we also face significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results, including uncertainties related to the COVID-19 pandemic. We anticipate that we will continue to expand our operations. The expected expenditures that we anticipate will be necessary to manage our anticipated growth, including personnel costs, expenditures relating to hosting capabilities, leasehold improvements, and related fixed assets, will make it more difficult for us to achieve profitability in the near term. Many of these investments will occur in advance of us experiencing any direct benefit and will make it difficult to determine if we are allocating our resources efficiently.
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
We expect our operating expenses to continue to increase in absolute dollars in future periods. We have invested, and expect to continue to invest, in our software development efforts to broaden the functionality of our existing solutions, to further integrate these solutions and services, and to introduce new solutions. We plan to continue to invest in our sales and marketing organizations, particularly in connection with our efforts to expand our customer base. We also expect to continue to incur additional general and administrative costs in order to support the growth of our business and the infrastructure required to comply with our obligations as a public company.

COVID-19 Update

In December 2019, a novel coronavirus and the resulting disease (“COVID-19”) was reported, and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. In February 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and in March 2020, the WHO characterized COVID-19 as a pandemic. We are still ascertaining the impact of the COVID-19 pandemic on our business and the full effect on our results of operations in future quarters is uncertain, but in the near to intermediate term, we expect our financial performance to be impacted by the economic crisis arising from COVID-19. As always, we are focused on supporting our employees, customers, and community. We have implemented business continuity plans to ensure we take care of the health and safety of our employees while continuing to drive innovation in customer experience solutions for our customers.

Since the advent of the COVID-19 pandemic, we have begun to identify some of the initial major impacts of COVID-19, and as of the date of this filing, those impacts can generally be grouped in the following categories:

•Employee health and safety. As of the time of filing, we have required all of our employees globally to work remotely, in order to minimize the spread of COVID-19 among our employee base and to comply with local regulations within the United States and internationally. We have invested resources in supporting our employees in a shift to remote work, including providing supplemental home office hardware, enabling employees' remote access to benefits (such as telemedicine), and providing a well-being and care stipend of $1,000 to each employee except for our executive officers, senior vice presidents, and any employees senior to senior vice presidents. While we have not observed significant impacts to the productivity of our workforce, we have a limited history of remote working and the long-term impact on, and the resulting types of continuing investments for, our employee base is uncertain.

•Changing customer needs. Many of our customers and their needs have been significantly impacted by the COVID-19 pandemic, and we are continuing to adapt to those needs. As commercial, personal, and social spheres continue to increasingly rely on online interactions and experiences worldwide, some of our customers' products have seen increased usage, resulting in a greater demand on our hosting infrastructure and requiring increased attention from our advocacy teams to enable those customers to effectively use our solutions across existing and new use cases. Conversely, due to pressures on cash flow, our customers who have faced decreased demand for their products and services may and have resulted in lower demand for usage of our solutions. Potential customers may and have chosen to delay their decisions to purchase our solutions as organizations reassess their ability to pay for business software. In an effort to retain and assist customers facing challenges during this time, for certain customers who have requested the ability to pay for our solutions over a longer time period or at a lower rate for usage of our solutions, we have provided modified invoicing and subscription terms.

We expect the COVID-19 pandemic to impact our ability to attract and retain organizations of all sizes. Towards the end of the quarter ended March 31, 2020, we began to see an increase in contraction among customers who are small to midsized organizations. This trend has continued into the beginning of the period ending June 30, 2020, and we expect contraction among such customers to continue to outpace historical trends. We are continuing to understand the long-term net effect and anticipated future magnitude of the above factors on our results for future periods and such forecasts are inherently uncertain.

•Evolving our organizational focus. In light of the need for organizations worldwide to assess an increasing reliance on online interactions resulting from COVID-19, we believe that our product and platform solutions will continue to play an increasingly essential role in customer experience for both current and potential customers. As some of our customers demonstrate a greater need to deploy customer experience solutions quickly and for new use cases, we believe in continuing our focus on providing solutions that are easy to implement, use, and scale, and have a quick time to value. We will increase our focus on those core strengths as we continue to understand the various impacts the COVID-19 pandemic has and will have on our business community.

Additionally, due to the concerns over the COVID-19 pandemic, we canceled our in-person 2020 Relate user conference event in March 2020 and replaced it with a digital event. The broader implications of COVID-19 on our employees, our results of operations, and overall financial performance remain uncertain. We may experience curtailed customer demand for our solutions that could materially adversely impact our business, results of operations, and overall financial performance in future periods. We may experience deferred buying decisions from customers and increased contraction in, and churn of, our existing customer base. While our revenue can be relatively predictable as a result of our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. See the Risk Factors section for further discussion of the possible impact of the COVID-19 pandemic on our business.
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
In the three months ended June 30, 2018, we began to offer an omnichannel subscription, which provides access to multiple solutions through a single paid customer account, Zendesk Suite, and in the three months ended June 30, 2019, we began to offer a subscription which provides access to Sell and Support through a single paid customer account, Zendesk Duet. In the three months ended March 31, 2020, we began to offer two new omnichannel subscriptions, the Zendesk Support Suite and the Zendesk Sell Suite, which provide access to multiple support solutions and sales solutions, respectively, through a single paid customer account. The number of Support Suite paid customer accounts are included in the number of paid customers on Suite, which are included in the number of paid customer accounts on products other than Support and Chat, and are not included in the number of paid customer accounts on Support or Chat. The number of Sell Suite paid customer accounts are included in the number of paid customer accounts on products other than Support and Chat, and are not included in the number of paid customer accounts on Support or Chat. Each Duet paid customer account is included once in the number of paid customer accounts on Support and once in the number of paid customer accounts on products other than Support and Chat.
Existing customers may also expand their utilization of our products by adding new accounts and a single consolidated organization or customer may have multiple accounts across each of our products to service separate subsidiaries, divisions, or work processes. Other than usage of our products through our omnichannel subscription offering, each of these accounts is also treated as a separate paid customer account. Other than paid accounts for Zendesk Connect, our marketing automation offering, an increase in the number of paid customer accounts generally correlates to an increase in the number of authorized agents licensed to use our products, which directly affects our revenue and results of operations. We view growth in this metric as a measure of our success in converting new sales opportunities. We had approximately 160,600 paid customer accounts as of March 31, 2020, including approximately 82,600 paid customer accounts on Support, approximately 41,800 paid customer accounts on Chat, and approximately 36,100 paid customer accounts on our other products. As the total number of paid customer accounts increases, we expect the rate of growth in the number of paid customer accounts to decline.
Dollar-Based Net Expansion Rate. Our ability to generate revenue is dependent upon our ability to maintain our relationships with our customers and to increase their utilization of our solutions. We believe we can achieve this by focusing on delivering value and functionality that retains our existing customers, expands the number of authorized agents associated with an existing paid customer account, and results in upgrades to higher-priced subscription plans and the purchase of additional products. Maintaining customer relationships allows us to sustain and increase revenue to the extent customers maintain or increase the number of authorized agents licensed to use our products. We assess our performance in this area by measuring our dollar-based net expansion rate. Our dollar-based net expansion rate provides a measurement of our ability to increase revenue across our existing customer base through expansion of authorized agents associated with a paid customer account, upgrades in subscription plans, and the purchase of additional products as offset by churn and contraction in authorized agents associated with a paid customer account, and downgrades in subscription plans. We do not currently incorporate operating metrics associated with our legacy analytics product, our legacy Outbound product, our legacy Starter plan, our Sell product, Sunshine Conversations, our legacy Smooch product, free trials, or other free services into our measurement of dollar-based net expansion rate.
Our dollar-based net expansion rate is based upon our annual recurring revenue for a set of paid customer accounts on our products. Annual recurring revenue is determined by multiplying monthly recurring revenue by12. Monthly recurring revenue for a paid customer account is a legal and contractual determination made by assessing the contractual terms of each paid customer account, as of the date of determination, as to the revenue we expect to generate in the next monthly period for that paid customer account, assuming no changes to the subscription and without taking into account any usage above the subscription base, if any, that may be applicable to such subscription. Beginning with the three months ended June 30, 2019, we excluded the impact of revenue that we expect to generate from fixed-term contracts that are each associated with an existing account, are solely for additional temporary agents, and are not contemplated to last for the duration of the primary contract for the existing account from our determination of monthly recurring revenue. Monthly recurring revenue is not determined by reference to historical revenue, deferred revenue, or any other United States generally accepted accounting principles, or GAAP, financial measure over any period. It is forward-looking and contractually derived as of the date of determination.
We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate annual recurring revenue across our products from paid customer accounts as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate annual recurring revenue across our products from the same customer base included in our measure of base revenue at the end of the annual period being measured. Our dollar-based net expansion rate is also adjusted to eliminate the effect of certain activities that we identify involving consolidation of customer accounts, or the split of a single paid customer account into multiple paid customer accounts. In addition, our dollar-based net expansion rate is adjusted to include paid customer accounts in the customer base used to determine retained revenue net of contraction and churn that share common corporate information with customers in the customer base that is used to determine our base revenue. Giving effect to this consolidation would result in our dollar-based net expansion rate being calculated across approximately 107,200 customers, as compared to the approximately 160,600 total paid customer accounts as of March 31, 2020. To the extent that we can determine that the underlying customers do not share common corporate information, we do not aggregate paid customer accounts associated with reseller and other similar channel arrangements for the purposes of determining our dollar-based net expansion rate. While not material, we believe the failure to account for these activities would otherwise skew our dollar-based net expansion metrics associated with customers that maintain multiple paid customer accounts across their products and paid customer accounts associated with reseller and other similar channel arrangements.
Our dollar-based net expansion rate was 115% as of March 31, 2020. We expect that, among other factors, our continued focus on adding larger paid customer accounts at the time of addition and the growth in our revenue will result in an overall decline in our dollar-based net expansion rate over time as our aggregate annual recurring revenue grows.
Components of Results of Operations
Revenue
We derive substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on Support and, to a lesser extent, Chat, Talk, Guide, and Sell, and includes related support services. We also derive revenue from Support Suite, which provides a subset of these solutions for a single price. Each subscription may have multiple authorized users, and we refer to each user as an “agent.” The number of agents ranges from one to thousands for various customer accounts. Our pricing is generally established on a per agent basis. We offer a range of subscription account pl ans for our solutions that vary in price based on functionality, type, and the amount of support we offer. We also offer a range of additional features that customers can purchase and add to their subscriptions. Certain arrangements provide for incremental fees above a fixed maximum number of monthly agents during the subscription term. Additionally, certain customers have arrangements that provide for unlimited users during the subscription term for a fixed fee. We sell subscription services under contractual agreements that vary in length, ranging between one month and multiple years, with the majority of subscriptions having a term of either one month or one year.
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
We focus our research and development efforts on the continued development of our solutions, including the development and deployment of new features and functionality and enhancements to our software architecture and integration across our solutions. We expect that, in the future, research and development expenses will increase in absolute dollars. However, we expect our research and development expenses to decrease modestly as a percentage of our revenue in the long-

term, although this may fluctuate from period to period depending on fluctuations in revenue and the timing and the extent of our research and development expenses.
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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended March 31,
	2020	2019
Revenue	$237,475	$181,484
Cost of revenue (1)	59,702	55,654
Gross profit	177,773	125,830
Operating expenses (1):
Research and development	60,421	46,791
Sales and marketing	124,310	91,700
General and administrative	34,326	31,253
Total operating expenses	219,057	169,744
Operating loss	(41,284)	(43,914)
Other income (expense), net:
Interest income	4,570	5,472
Interest expense	(6,887)	(6,544)
Other income, net	2,334	700
Total other income (expense), net	17	(372)
Loss before provision for income taxes	(41,267)	(44,286)
Provision for income taxes	1,516	434
Net loss	$(42,783)	$(44,720)
______________
(1) Includes share-based compensation expense as follows:

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$5,059	$4,937
Research and development	12,626	11,636
Sales and marketing	16,559	12,399
General and administrative	7,838	7,685

	Three Months Ended March 31,
	2020	2019
Revenue	100.0%	100.0%
Cost of revenue (2)	25.1	30.7
Gross profit	74.9	69.3
Operating expenses (2):
Research and development	25.4	25.8
Sales and marketing	52.3	50.5
General and administrative	14.5	17.2
Total operating expenses	92.2	93.5
Operating loss	(17.3)	(24.2)
Other income (expense), net:
Interest income	1.9	3.0
Interest expense	(2.9)	(3.6)
Other income, net	1.0	0.4
Total other income (expense), net	—	(0.2)
Loss before provision for income taxes	(17.3)	(24.4)
Provision for income taxes	0.6	0.2
Net loss	(17.9)%	(24.6)%
______________
(2) Includes share-based compensation expense as follows:

	Three Months Ended March 31,
	2020	2019
Cost of revenue	2.1%	2.7%
Research and development	5.3	6.4
Sales and marketing	7.0	6.8
General and administrative	3.3	4.2

Revenue

	Three Months Ended March 31,
	2020	2019	% Change
	(In thousands, except percentages)
Revenue	$237,475	$181,484	31%
Revenue increased $56 million, or 31%, in the three months ended March 31, 2020 compared to the same period in 2019. The increase was primarily due to an increase in the number of paid customer accounts, which grew from approximately 145,600 as of March 31, 2019 to approximately 160,600 as of March 31, 2020 and expansions from existing customers, as reflected in our dollar-based net expansion rate of 115% as of March 31, 2020.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2020	2019	% Change
	(In thousands, except percentages)
Cost of revenue	$59,702	$55,654	7%
Gross margin	74.9%	69.3%
Cost of revenue increased $4 million, or 7%, in the three months ended March 31, 2020, compared to the same period in 2019. The overall increase was primarily due to increased employee compensation-related costs, driven by headcount growth, increased hosting costs, and increased third-party license fees. The increase in hosting costs was driven by an increase in expenditures for third-party managed hosting services, and the increase in third-party license fees was driven by increased customer usage of certain product features. Further contributing to the overall increase was an increase in allocated shared facilities and information technology costs.
Our gross margin increased by 5.6 percentage points in the three months ended March 31, 2020, compared to the same period in 2019, driven primarily by increased optimization of our personnel costs in our product support organization and efficiency from our hosting infrastructure, including our transition to third-party managed hosting services.
Operating Expenses
Research and Development Expenses

	Three Months Ended March 31,
	2020	2019	% Change
	(In thousands, except percentages)
Research and development	$60,421	$46,791	29%
Research and development expenses increased $14 million, or 29%, in the three months ended March 31, 2020, compared to the same period in 2019. The overall increase was primarily due to increased employee compensation-related costs of $9 million, driven by headcount growth. Further contributing to the overall increase was an increase in allocated shared costs of $3 million.
Sales and Marketing Expenses

	Three Months Ended March 31,
	2020	2019	% Change
	(In thousands, except percentages)
Sales and marketing	$124,310	$91,700	36%
Sales and marketing expenses increased $33 million, or 36%, in the three months ended March 31, 2020, compared to the same period in 2019. The overall increase was primarily due to increased employee compensation-related costs, including amortization of deferred commissions, of $23 million, driven by headcount growth, and an increase in marketing program costs of $4 million. The increase in marketing program costs was primarily driven by increased volume of marketing and advertising activities. Further contributing to the overall increase was an increase in allocated shared costs of $5 million.
General and Administrative Expenses

	Three Months Ended March 31,
	2020	2019	% Change
	(In thousands, except percentages)
General and administrative	$34,326	$31,253	10%
General and administrative expenses increased $3 million, or 10%, in the three months ended March 31, 2020, compared to the same period in 2019. The overall increase was primarily due to increased employee compensation-related costs, driven by headcount growth, and increased allowance for doubtful accounts, driven by customer collections concerns stemming from the COVID-19 pandemic. Further contributing to the overall increase was an increase in allocated shared costs.
Other Income (Expense), Net

	Three Months Ended March 31,
	2020	2019	% Change
	(In thousands, except percentages)
Interest income	$4,570	$5,472	(16)%
Interest expense	(6,887)	(6,544)	5%
Other income, net	2,334	700	*
* not meaningful
Interest income decreased by $1 million in the three months ended March 31, 2020, compared to the same period in 2019, primarily due to a decrease in interest rates. Other income, net increased by $2 million primarily due to foreign exchange gains resulting from general appreciation of the U.S. dollar.
Liquidity and Capital Resources
As of March 31, 2020, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $837 million, which were held for working capital and general corporate purposes. Our cash equivalents and marketable securities are comprised of corporate bonds, money market funds, asset-backed securities, U.S. Treasury securities, agency securities, and commercial paper.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$(2,609)	$18,969
Net cash used in investing activities	(6,911)	(17,286)
Net cash provided by financing activities	12,219	14,436
To date, we have financed our operations primarily through customer payments for subscription services, the issuance of our convertible senior notes, and public and private equity financings. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, including timing of cash collections from our customers, and other risks detailed in Risk Factors. However, based on our current business plan and revenue prospects, we believe that our existing cash, cash equivalents, and marketable securities balances, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
In March 2018, we issued $575 million aggregate principal amount of 0.25% convertible senior notes due March 15, 2023 (refer to Note 8 of the notes to our consolidated financial statements for more information). The impact of the convertible senior notes on our liquidity will depend on whether we elect to settle any conversions in shares of our common stock or a combination of cash and shares. We currently intend to settle the principal amount of any converted convertible senior notes in cash. As of the date of this filing, we have received one request for conversion for an immaterial amount. The convertible senior notes are not convertible during the three months ending June 30, 2020.
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
Net cash used in operating activities in the three months ended March 31, 2020 was $3 million, reflecting our net loss of $43 million, adjusted by non-cash charges including share-based compensation expense of $42 million, depreciation and amortization of $11 million, amortization of deferred costs of $10 million, amortization of debt discount and issuance costs of $7 million, and net changes in operating assets and liabilities of $32 million. The net outflow from changes in operating assets and liabilities was primarily attributable to a decrease in deferred revenue of $21 million, driven by the amount and timing of bookings, and a change in our billing policy to invoice customers on the renewal date rather than 30 days in advance, effective in the first quarter of 2020. The net outflow was also due to an increase in deferred costs of $13 million, primarily including sales commissions, a decrease in accounts payable of $10 million due to timing of payments, and a decrease in accrued compensation and related benefits of $10 million. These cash outflows were partially offset by a decrease in accounts receivable of $26 million, driven by the same factors described above for deferred revenue, and a decrease in prepaid expenses and other current assets of $2 million.
Net cash provided by operating activities in the three months ended March 31, 2019 was $19 million, reflecting our net loss of $45 million, adjusted by non-cash charges including share-based compensation expense of $37 million, depreciation and amortization of $9 million, amortization of deferred costs of $7 million, amortization of debt discount and issuance costs of $6 million, and net changes in operating assets and liabilities of $5 million. The net inflow from changes in operating assets and liabilities was primarily attributable to an increase in accounts payable of $16 million due to timing of payments and an increase in deferred revenue of $12 million due to sales growth and the timing of customer billings. These sources of cash flow were primarily offset by an increase in deferred costs of $10 million, primarily including sales commissions, and an increase in accounts receivable of $7 million due to the timing of customer billings and collections.

Investing Activities
Net cash used in investing activities in the three months ended March 31, 2020 of $7 million was primarily attributable to purchases of property and equipment of $10 million, primarily associated with leasehold improvements for newly leased office facilities, capitalized internal-use software costs of $3 million related to the development of additional features and functionality for our platform, and strategic investment purchases of $2 million, partially offset by proceeds from sales and maturities of marketable securities of $8 million, net of purchases.
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
Financing Activities
Net cash provided by financing activities in the three months ended March 31, 2020 of $12 million was primarily attributable to proceeds from our employee stock purchase plan of $10 million and proceeds from exercises of employee stock options of $4 million, partially offset by payments for withholding taxes related to net share settlement of RSUs of $2 million.
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

There were no changes to our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 13, 2020, that had a material impact on our condensed consolidated financial statements and related notes.
Recently Issued and Adopted Accounting Pronouncements
Refer to Note 1 of the notes to our condensed consolidated financial statements for a summary of recently issued and adopted accounting pronouncements.
Contractual Obligations and Other Commitments
Our principal commitments consist of our convertible senior notes, obligations under operating leases for office space, and contractual commitments for third-party managed hosting and other support services. There were no material changes to our commitments under contractual obligations from those disclosed in our audited consolidated financial statements for the year ended December 31, 2019.

Off-Balance Sheet Arrangements
Through March 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Rate Risk
While we primarily transact with customers in the U.S. dollar, we also transact in foreign currencies, including the Euro, British Pound Sterling, Australian Dollar, Singapore Dollar, Danish Krone, Brazilian Real, Philippine Peso, Japanese Yen, Indian Rupee, Polish Zloty, Canadian Dollar, and Mexican Peso due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. dollar for all international subsidiaries. Changes in the value of foreign currencies relative to the U.S. dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. As of March 31, 2020, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and marketable securities.

We operate a hedging program to mitigate the impact of foreign currency fluctuations on our cash flows and earnings. For additional information, see Note 3 of the notes to our condensed consolidated financial statements.
Interest Rate and Market Risk
We had cash, cash equivalents, and marketable securities totaling $837 million as of March 31, 2020, of which $764 million was invested in corporate bonds, money market funds, asset-backed securities, U.S. Treasury securities, agency securities, and commercial paper. The cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of March 31, 2020, an immediate increase of 100-basis points in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $6 million. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our cash equivalents and portfolio of marketable securities (gains or losses on the carrying value) are recorded in other comprehensive income, and losses are realized based on an assessment of whether declines in value are related to deterioration in credit risk, whether we expect to recover the entire amortized cost basis of the security, our intent to sell, and whether it is more likely than not that we will be required to sell the securities before the recovery of their cost basis.
We had non-controlling equity investments in privately held companies totaling $12 million as of March 31, 2020. The fair value of these strategic investments may fluctuate depending on the financial condition and near-term prospects of these companies, and we may be required to record an impairment loss if the carrying value of these investments exceed their fair values.
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

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of March 31, 2020 and the estimated impact on the fair value of the convertible senior notes (in thousands). The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value of the convertible senior notes.

Hypothetical change in Zendesk stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$732,907	$47,277	6.9%
No change	$685,630	$—	—%
10% decrease	$640,263	$(45,367)	(6.6)%

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On October 24, 2019 and November 7, 2019, purported stockholders of the Company filed two putative class action complaints in the United States District Court for the Northern District of California, entitled Charles Reidinger v. Zendesk, Inc., et al., 3:19-cv-06968-CRB and Ho v. Zendesk, Inc., et al., No. 3:19-cv-07361-WHA, respectively, against the Company and certain of the Company’s executive officers. The complaints are nearly identical and allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Zendesk, Inc. common stock between February 6, 2019 and October 1, 2019, inclusive. The claims are based upon allegations that the defendants misrepresented and/or omitted material information in certain of our prior public filings. To this point, no discovery has occurred in these cases. The court has appointed a lead plaintiff and consolidated the various lawsuits into a single action (Case No. 3:19-cv-06968-CRB), and lead plaintiff filed its amended complaint on April 14, 2020 asserting the same alleged violations of securities laws as the initial complaints. The class action is still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability to the individual defendants, if any. Management believes that the lawsuit lacks merit and intends to vigorously defend the actions. We cannot predict the outcome of or estimate the possible loss or range of loss from the above described matter.

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

The recent global COVID-19 outbreak could harm our business, results of operations, and financial condition.

In March 2020, the World Health Organization declared the novel coronavirus and resulting COVID-19 disease ("COVID-19") a global pandemic. This contagious disease outbreak, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures, including imposing travel restrictions for our employees, mandating a global work from home policy, and shifting customer events to virtual-only experiences. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, precautionary measures that have been adopted could negatively affect our customer success efforts, customer retention, sales and marketing efforts, delay and lengthen our sales cycles, affect our revenue growth rate, or create operational or other challenges, any of which could harm our business and results of operations.

In addition, COVID-19 may disrupt the operations of our customers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows. More generally, the outbreak of COVID-19 could adversely affect economies and financial markets globally, potentially leading to an economic downturn, which could decrease technology spending and adversely affect demand for our offerings and harm our business and results of operations.

It is not possible for us to estimate the duration or magnitude of the adverse results of the outbreak and its effects on our business, results of operations, or financial condition at this time as the impact will depend on future developments, which are highly uncertain and cannot be predicted. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section.
We have a history of losses and we expect our revenue growth rate to decline. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain our profitability.
We have incurred net losses in each year since our inception, including net losses of $43 million and $45 million in the three months ended March 31, 2020 and 2019, respectively. We had an accumulated deficit of $742 million as of March 31, 2020. For the three months ended March 31, 2020 and 2019, our revenue was $237 million and $181 million, respectively, representing a 31% growth rate. Our historical revenue growth has been inconsistent, and should not be considered indicative of our future performance. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

•
development of our existing product and platform solutions to appeal to as many types of organizations as possible, including investments in our research and development team, improvements to the scalability, availability, and security of our solutions,

•	the development or acquisition of new product and platform solutions, features, and functionality;

•	investments in our customer success program to ensure retention of current customers and expansion of use cases for our products with those customers;

•	the integration of acquired products into our platform;

•	enhancements to our network operations and infrastructure;

•	sales and marketing;

•	continued international investment in an effort to increase our customer base and sales; and

•	general administration, including legal, accounting, and other expenses related to being a public company.

These investments may not result in increased revenue or growth of our business. If we fail to continue to grow our revenue, our operating results and business would be harmed.
Failure to effectively maintain and scale our sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our product and platform solutions.

Increasing our customer base and achieving broader market acceptance of our product and platform solutions will depend, to a significant extent, on our ability to effectively maintain and scale our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain certain of our new customers, including larger organizations. We plan to continue to invest in our direct sales force both domestically and internationally to increase the effectiveness of our sales motions and increase our sales capacity. During the twelve months ended March 31, 2020, our sales and marketing organization increased by approximately 430 employees to approximately 1,470 employees. There is significant competition for experienced sales and marketing professionals with the skills and technical knowledge that we require, both domestically and internationally. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales and marketing professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Our recent hires and planned hires may not become as productive as we anticipate as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. In territories outside the United States, recruiting and retention of our sales personnel may become increasingly difficult and costly, affecting our ability to compete in such jurisdictions.
We cannot predict whether, or to what extent, our sales will increase as we continue to invest in our sales and marketing functions or how long it will take for new personnel to become productive, continue to focus on our core strengths, and achieve broader market acceptance. Our business will be harmed if our sales and marketing efforts do not generate a significant increase in revenue.
We face a number of risks in targeting larger organizations for sales of our solutions and, if we do not manage these efforts effectively, our business and results of operations could be adversely affected.
As we target a portion of our sales efforts to larger organizations, we expect to incur high costs and long sales cycles, and we may be less effective at predicting when we will complete these sales. In this market segment, the decision to subscribe to one or more of our product and platform solutions may require the approval of a greater number of technical personnel and management levels within a potential customer’s organization than we have historically encountered, and if so, these types of sales would require us to invest more time educating these potential customers on the benefits of our solutions.
In addition, larger organizations may demand more features and integration services as we release solutions that are designed for larger organizations. The success of the broader market acceptance of our product and platform solutions depends on offering solutions designed to give organizations of all sizes the ability to deliver powerful customer experiences with a focus on solutions that have the broadest market appeal across those organizations. We may not be able to devote sufficient resources to developing features and functionality in our solutions that are exclusively in demand by large organizations, which may negatively affect our potential sales to those organizations.
We have limited experience in developing and managing sales channels and distribution arrangements for larger organizations. As we target larger organizations, we may experience difficulty hiring employees with qualifications appropriate for selling to larger organizations, which could adversely affect our ability to meet expected sales targets. As a result of these factors, these sales opportunities may require us to devote greater research and development, sales, marketing events, product support, and professional services resources to individual customers, resulting in increased costs and reduced profitability, and would likely lengthen our typical sales cycle, which could strain our resources. Moreover, these transactions may require us to delay recognizing portions of the associated revenue we derive from these customers until any technical or implementation requirements have been met, and larger customers may demand discounts to the subscription prices they pay for our solutions. Furthermore, because we have limited experience selling to larger organizations, our investment in marketing our solutions to these potential customers may not be successful, which could harm our results of operations and our overall ability to grow our customer base. Following sales to larger organizations, we may not fully understand the opportunities to expand usage of our solutions or to sell additional functionality within such organizations, and we may not be able to effectively predict subscription terminations, any of which could harm our results of operations. Additionally, larger organizations generally have a greater amount of resources than smaller organizations to dedicate to building internal products that provide more functionality than or replace our product and platform solutions, which may result in a decreased need for our solutions and a decreased need to renew a subscription to those solutions, each of which would have a negative effect on our results of operations.

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
The market for customer experience solutions is fragmented, rapidly evolving, and highly competitive, with relatively low barriers to entry. Among the small to midsized organizations that make up a large proportion of our customers, we often compete with general use computer applications and other tools, which these organizations use to provide support and which can be deployed for little or no cost. These include shared accounts for email communication, phone banks for voice communication, pen and paper, text editors, and spreadsheets for tracking and management. In addition, we compete with a number of other SaaS providers with focused applications competitive to one or more of our product and platform solutions that our potential customers may elect to use in lieu of our solutions, and such providers may be able to offer their products at a lower price due to the focused nature of their applications, such as Freshworks, Inc and Kustomer, Inc. As a result, small to midsized organizations are able to switch to one of our competitors relatively easily. Because a significant portion of our revenue is comprised of customers on monthly terms and a significant number of such customers are small to midsized organizations, we may be unable to effectively predict the effect of competitors on our revenue results. With respect to larger organizations seeking to deploy a customer service software system, we have many competitors that are larger than us and which have greater name recognition, much longer operating histories, more established customer relationships, larger marketing budgets, and significantly greater resources than we do. For larger organizations, we compete with customer software systems and large enterprise software vendors such as salesforce.com, Inc. and ServiceNow, Inc., each of which may have greater operational flexibility to bundle competing products and services with other software offerings, or offer them at a lower price than our current Support Suite and Sell Suite solutions, which will negatively affect our competitiveness our solutions. Further, other established SaaS providers not currently focused on the functionality that our solutions provide may expand their services to compete with us as well. Large enterprise software vendors additionally have a greater ability to aggressively price their product at a level below their typical selling price in order to retain their existing customers and gain market share, decreasing our ability to compete successfully with such vendors. Further, many of our competitors have a substantial international presence. As we continue to invest in selling and marketing our solutions in those regions, we may find it increasingly difficult to compete effectively across multiple international regions.
Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. With the introduction of new technologies, the evolution of our solutions, and new market entrants, we expect competition to intensify in the future. The market demands among small to midsized organizations can vary greatly, and as the barriers to entry are low into this market, new entrants or current competitors may be able to change branding, marketing, or sales strategy more quickly and effectively than us, resulting in a decreased ability for us to increase our marketing pipeline or sales. New entrants or current competitors may be able to develop products that mimic our new product releases and sell those products at a low price, which may result in reduced sales for our solutions. As organizations look to adapt and change to the new macroeconomic environment following the impact of COVID-19, particularly as new use cases are discovered for remote work and organizations shift to online solutions, we may not be able to develop sufficient features and functionality or adapt our product and platform solutions quickly enough to address those organizations' changing needs.
We face competition from in-house software systems, large integrated systems vendors, and smaller companies offering alternative SaaS applications. Our competitors vary in size and in the breadth and scope of the products and services they offer. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Some existing and potential customers, particularly large organizations, have elected, and may in the future elect, to develop their own internal customer support software systems, particularly if companies look to decreases their expenditures for external solutions in an uncertain economic environment. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our solutions to achieve or maintain more widespread market acceptance, any of which could harm our business. Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult for us to compete with them. As our offerings have additionally expanded to adjacent markets, such as sales force automation and platform-based features and functionality, in which we may not have the operational history or familiarity, we may find it di fficult to compete with established vendors in those markets. For all of these reasons, we may not be able to compete successfully against our current and future competitors or retain existing customers, which would harm our business.
Our business depends substantially on our customers renewing their subscriptions, expanding the use of their subscriptions, and purchasing subscriptions for additional product and platform solutions from us. Any decline in our customer retention or expansion, or any failure by us to sell subscriptions to additional solutions to existing customers, would harm our future operating results.
In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions when the initial contract term expires and add additional authorized agents or additional product and platform solutions to their customer accounts. Even though the majority of our revenue is derived from subscriptions to our solutions that have terms longer than one month, a significant portion of the subscriptions to our solutions have monthly terms. Our customers have no obligation to renew their subscriptions, and our customers may not renew subscriptions with a similar contract period or with the same or a greater number of agents. Some of our customers have elected not to renew their agreements with us and it is difficult to accurately predict long-term customer retention. Because the revenue derived from our customers on contracts with monthly terms are often small and midsized organizations, and because small and midsized organizations can have liquidity and expense limitations more restrictive than large organizations, such revenue is particularly susceptible to changes in global demand arising from economic downturns (such as changes that may arise from the impact of COVID-19). Because a significant portion of the subscriptions to our solutions are comprised of such revenue, our results would be accordingly harmed. Our future success is also substantially dependent on our ability to expand our existing customers' use of our solutions by expanding the number of solutions to which such customers subscribe. This may require increasingly sophisticated and costly sales efforts and may not result in additional sales.
We additionally have a limited operating history with respect to more recent subscription offerings such as the Support Suite and the Sell Suite. The combination of multiple offerings with similar solutions may be unclear and difficult to market to our potential customers, resulting in a lower marketing pipeline. The Support Suite and the Sell Suite each provide a combination of solutions at an overall discounted price, and our limited history of those discounts and how they interact with one another may result in a decreased predictability in future subscription revenue.
Our customer retention, our ability to sell additional product and platform solutions to existing customers, and the rate at which our existing customers purchase subscriptions to additional solutions may be impacted by a number of factors, including our customers’ satisfaction with our solutions, our product support, our prices, the prices of competing software systems, mergers and acquisitions affecting our customer base, the effects of global economic conditions, or reductions in our customers’ spending levels. For example, the impact of COVID-19 on the current economic environment has caused, and may in the future cause, customers to request the ability to pay for our solutions over a longer time period or request a lower rate for usage of our solutions. In addition, the rate at which our existing customers purchase subscriptions to additional solutions depends on a number of factors, including the perceived need for additional solutions to build better relationships between organizations and their customers. If our customers do not renew their subscriptions, renew on less favorable terms, fail to add more agents, or fail to purchase subscriptions to additional solutions, our revenue may decline, and we may not realize improved operating results from our customer base. A substantial proportion of our revenue derives from subscriptions to additional solutions by existing customers to expand their usage of our solutions. We believe that a customer's decision to expand usage of our solutions can be impacted by a greater number of factors compared to the number of factors which can affect the initial adoption of Support. As the composition of our customer base becomes increasingly composed of larger organizations and we accordingly become increasingly dependent on such larger organizations choosing to expand their usage of our solutions, our results of operations may become harder to predict.
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
Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our product and platform solutions and to introduce new solutions and services. In order to grow our business, we must research and develop solutions and services that reflect the changing nature of the customer experience, and expand beyond customer service to other areas of improving relationships between organizations and their customers or potential customers. In order to retain our business, we must ensure that our existing solutions and services maintain the high level of reliability, security, and sophistication our customers will continue to expect. Those expectations will continue to evolve and the resources required to continue to maintain reliable and secure solutions and services will increase over time.
We have limited history in offering multiple product and platform solutions as part of a comprehensive customer experience solution to our customers. As we increase focus on the customer experience and increasingly seek to offer our solutions as part of a broader offering, we may discover challenges in creating an offering that achieves market acceptance and grows our business. In the three months ended March 31, 2020 and 2019, our research and development expenses were 25% and 26% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our operating results may be harmed and we may not realize the expected benefits of our strategy.
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
Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our common stock could decline substantially. Some of the important factors that may cause our revenue, operating results, and cash flows to fluctuate from quarter to quarter include:

•
the impact of the market volatility and economic downturn caused by COVID-19 or any other worldwide pandemic on our business, including but not limited to a decreased demand for our solutions and services, negative impacts on our revenue results, an increasing unpredictability in expenses and cash flow, and a decreased ability by our customers to pay for our solutions and services;

•	our ability to attract new customers, retain and increase sales to existing customers, and satisfy our customers’ requirements;

•	the impact of changes in customer retention for and revenue arising from customers who are small and midsized organizations as a significant portion of such customers are on monthly terms;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	the rate of expansion and productivity of our sales force;

•
general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional subscriptions, delay a prospective customer’s purchasing decision, reduce the value of new subscription contracts, or affect customer retention;

•	changes in our or our competitors’ pricing policies;

•	security breaches, technical difficulties, or service interruptions to our solutions;

•	our ability to meet the increasing expectations on product functionality of larger organizations while continuing to maintain an easily accessible solution for organizations of all sizes;

•	changes in our billing and invoicing policies and customer reception of those changes;

•	new products, features, or functionalities introduced by our competitors;

•	our investments in and our ability to successfully sell newly developed or acquired products, features, or functionality;

•	increasing efforts by our customers to develop native applications as a substitute for our own;

•	the timing of customer payments and payment defaults by customers;

•	the timing of the grant, price of our common stock, or vesting of equity awards to employees;

•	changes in the relative and absolute levels of professional services we provide;

•	expenses such as litigation or other dispute-related settlement payments;

•	changes in foreign currency exchange rates; and

•	the impact of new accounting pronouncements.

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
We generally charge our customers for their use of our product and platform solutions based on the number of users they enable as 'agents' under their customer account, as well as the features and functionality enabled. The features and functionality we provide within our solutions enable our customers to promote customer self-service and otherwise efficiently and cost-effectively address product support requests without the need for substantial human interaction. As a result of these features, customer agent staffing requirements may be minimized and our revenue may be adversely impacted. Conversely, customers may overestimate their agent needs when they initially use our solutions, negatively affecting our ability to accurately forecast the number of agents our customers need in a period. Other than subscriptions related to the Support Suite, the Sell Suite and Duet, we generally require a separate subscription to enable the functionality of each of our solutions. Additionally, we may not yet offer pricing and packaging models that addresses the needs of potential customers and our current pricing model may be either too complex or too simple for organizations of different sizes. We do not know whether our current or potential customers or the market in general will accept our pricing model going forward and, if it fails to gain acceptance, our business and results of operations could be harmed.
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
We plan our expenses based on certain assumptions about the length and variability of our sales cycle. These assumptions are based upon historical trends for sales cycles and conversion rates associated with our existing customers, many of whom to date have been small to midsized organizations that make purchasing decisions with limited interaction with our sales or other personnel. As we continue to become more dependent on sales to larger organizations, we expect our sales cycles to lengthen and become less predictable. This may adversely affect our financial results. Factors that may influence the length and variability of our sales cycle include:

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
Additionally, the COVID-19 pandemic has, and may continue to, put pressure on global economic conditions and overall spending for billings and subscription management solutions, and may cause our customers or their customers to modify spending priorities or delay or abandon purchasing decisions, thereby lengthening sales cycles, and may make it difficult for us to forecast our sales and operating results.

If we fail to effectively manage our growth and organizational change in a manner that preserves the key aspects of our culture, our business and operating results could be harmed.
We have experienced and may continue to experience rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from approximately 2,950 employees as of March 31, 2019 to approximately 3,830 employees as of March 31, 2020. In addition, we have established subsidiaries in Denmark, the United Kingdom, Australia, Ireland, Japan, the Philippines, Brazil, Germany, India, Mexico, and South Korea since our inception in 2007, and, as a result of acquisitions, we also have subsidiaries in Singapore, France, Poland, and Canada. We may continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of customers, end users, transactions, and data that our solutions support. Finally, our organizational structure is becoming more complex and we may need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures, to manage this complexity. Further, as our employees work from geographic areas across the globe, we will require investment of resources and close monitoring of local regulations and requirements that continually change due to events that may have a global impact, such as the COVID-19 pandemic, and we may experience unpredictability in our expenses and employee work culture. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, simplicity in design, and attention to customer experience that has been critical to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the quality of our solutions and services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
Our international sales and operations subject us to additional risks that can adversely affect our business, operating results, and financial condition.
In each of the three months ended March 31, 2020 and 2019, we derived 48% of our revenue from customers located outside of the United States. We are continuing to invest in our international operations as part of our growth strategy. We currently have sales personnel and sales and product support operations in certain countries across North America, Europe, Australia, Asia, and South America. To date a very limited portion of our sales has been driven by resellers or other channel partners. We believe our ability to convince new customers to subscribe to our solutions or to convince existing customers to renew or expand their use of our solutions is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.
Our international operations subject us to a variety of additional risks and challenges, including:

•	economic conditions in each country or region and general economic uncertainty around the world;

•	the need for sales representatives to be recruited, hired, and retained locally in increasing numbers of countries abroad;

•	increased management, travel, visa compliance, infrastructure, and legal compliance costs associated with having multiple international operations;

•	longer payment cycles and difficulties in enforcing contracts, collecting accounts receivable, or satisfying revenue recognition criteria, especially in emerging markets;

•	increased financial accounting and reporting burdens and complexities;

•	requirements or preferences for domestic products;

•	differing technical standards, existing or future regulatory and certification requirements and required features and functionality;

•	compliance with foreign privacy and security laws and regulations and the risks and costs of non-compliance;

•	burdens of complying with a variety of foreign laws, including laws related to content removal, data localization, and regulatory oversight;

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

•	fluctuations in foreign currency exchange rates and the related effect on our operating results;

•	difficulties in repatriating or transferring funds from or converting currencies in certain countries;

•	communication and integration problems related to entering new markets with different languages, cultures, and political systems;

•	difficulties in adapting to global supply chain changes and delivery of equipment to employees in different jurisdictions;

•	differing labor standards, including restrictions related to, and the increased cost of, terminating employees in some countries;

•	the need for localized software and licensing programs;

•	the need for localized language support;

•	reduced protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad;

•	compliance with the laws of numerous foreign tax jurisdictions, including withholding obligations, and overlapping of different tax regimes; and

•	the impact of natural disasters, diseases and pandemics, such as COVID-19, and travel restrictions and other measures undertaken by governments in response to such issues.
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
Our network and computer systems have been breached in the past, and in one case that we publicly disclosed, a malicious actor appears to have had unauthorized access to customer data. In light of this incident, and in the event that we are subject to any future breaches or we learn that the extent of this breach is more significant than is currently known, our solutions may be perceived as insecure, we may lose existing customers or fail to attract new customers, and we may incur significant liabilities.
Growth in sales of our services and solutions and customer retention are increasingly dependent on the trust of existing customers in and the perception by potential customers of the secure and reliable use of our solutions. As we develop our product and platform solutions to reflect our core strengths of simplicity, agility, and transparency in the customer experience for organizations of all sizes, we will continue to focus on developing a sophisticated product and information security program that minimizes vulnerabilities and protects our customers' data. If we fail to meet our customers' expectations in maintaining that trust, our customer retention will decrease, our perception in the market will be harmed, and our results of operations will be negatively affected.
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

We have previously experienced significant breaches and identified significant vulnerabilities of our security measures and the security measures deployed by third-party vendors upon which we rely, and our solutions are at risk for future breaches as a result of third-party action, employee, vendor, or contractor error, malfeasance, or other factors. In the three months ended September 30, 2019, we discovered a security matter that may have affected the Zendesk Support and Chat product solutions and customer accounts of those solutions activated prior to November of 2016. On September 24, 2019, we determined that information belonging to a small percentage of customers was accessed prior to November of 2016. The information accessed appears to have included some personally identifiable information and other service data, including customer credentials. We may learn additional information in the future regarding this incident. In light of this incident, and in the event that we are subject to any future breaches or we learn that the extent of this prior incident is more significant than is currently known, our solutions may be perceived as insecure, we may lose existing customers or fail to attract new customers, and we may incur significant liabilities.
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
We have limited experience with respect to determining the optimal prices for our solutions and, as a result, we have in the past and expect in the future that we will need to change our pricing model from time to time. As the market for our solutions matures, or as new competitors introduce new solutions or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically. Additionally, as our product and platform solutions mature, we may increasingly have difficulty in presenting a simple and transparent pricing model our prospective customers understand. Pricing decisions may also impact the mix of adoption among our subscription plans and negatively impact our overall revenue. Moreover, larger organizations may demand substantial price concessions. As a result, in the future we may be required to reduce our prices or develop new pricing models, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.
Additionally, we have a very limited history in respect of pricing our more recently released offerings and solutions, including our Support Suite and Sell Suite solutions, and our Sunshine Conversations platform solution. We may not fully understand the impact of pricing changes in the market, and if we fail to find an optimal price for our more recently released offering and solutions, our business and results of operations may be harmed.
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
Given that we are significantly reliant on third-party managed hosting services, any significant disruption of or interference in our use of such services will negatively impact our operations and customer satisfaction. Third-party managed hosting services may additionally take actions beyond our control that could seriously harm our business, including:

•	discontinuing or limiting our access to the service;

•	increasing price terms, including establishing more favorable relationships or pricing terms with one or more of our competitors;

•	maintaining control over the pricing models of those hosting services for when customers experience unique spikes in demand and usage;

•	terminating or seeking to terminate the contractual relationship altogether; or

•	modifying or interpreting its terms of service or other policies in a manner that impacts our ability to run our businesses and operations.
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

Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if announced, may not be completed. For one or more of these transactions, we may:

•	issue additional equity securities that would dilute our existing stockholders;

•	use cash that we may need in the future to operate our business;

•	encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures;

•	incur large charges or substantial liabilities;

•	incur debt on terms unfavorable to us or that we are unable to repay;

•	divert our resources to understand and comply with new jurisdictions if such acquired company is in a new country and/or;

•	become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges.
We may not be able to integrate new product and platform solutions into our infrastructure, which could negatively impact our future sales and results of operations.
Our business depends in part on our ability to build or acquire product and platform solutions that both complement our existing solutions and respond to our customers’ needs. Our customers also expect that new solution will integrate with existing solutions that we currently offer. This expectation will increase especially with the launches of Support Suite and Sell Suite, each of which packages multiple solutions into one offering. Our ability to successfully integrate newly developed or acquired solutions into a shared services infrastructure is unproven. Because we have a limited history in integrating newly developed or acquired solutions and the market for such solutions is rapidly evolving, it is difficult for us to predict our operating results following the integration of such solutions. If we are not able to fully integrate new solutions into our infrastructure, our business could be harmed.
Our business and growth depend substantially on the success of our strategic relationships with third parties, including technology partners, channel partners, and professional services partners.
We depend on, and anticipate that we will continue to depend on, various third-party relationships in order to sustain and grow our business. We are highly dependent upon third-party technology partners for certain critical features and functionality of our platform. For example, the features available on Zendesk Talk are highly dependent on our technology integration with products offered by Twilio Inc., the features available on Zendesk Support are highly dependent on our technology integration with products offered by Alphabet Inc. Failure of this or any other technology provider to maintain, support, or secure its technology platforms in general, and our integrations in particular, or errors or defects in its technology, could materially and adversely impact our relationship with our customers, damage our reputation and brand, and harm our business and operating results. Any loss of the right to use any of this hardware or software could result in delays or difficulties in our ability to provide our solutions until equivalent technology is either developed by us or, if available, identified, obtained, and integrated.
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
In deploying and using our product and platform solutions, our customers depend on our product support team, customer success organization, and our professional services organization to resolve complex technical and operational issues. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for product support. We also may be unable to modify the nature, scope, and delivery of our product support to compete with changes in product support services provided by our competitors. Increased customer demand for product support, without corresponding revenue, could increase costs and adversely affect our operating results. Adoption of the Support Suite and the Sell Suite and increasing usage by customers of multiple solutions may additionally increase demand on our product support team and customer success organizations. We may allocate resources to support such increased demand and, as a consequence, our support of any individual solution may suffer. Additionally, we may be unable to develop our customer success organization to continue to support the increasing level of complexity that our customers that are large organizations require while maintaining the same level of engagement across all customers. For example, adoption of features and functionality related to our platform offering may increase demand on our professional services organization as customers may increasingly demand platform-related features that may not currently exist.
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
We are highly dependent upon our marketing strategy of offering free trials of our solutions and other inbound lead generation strategies to generate sales opportunities. As we increasingly focus on our core strengths of simplicity, agility, and offering solutions that are easy to adopt, it will be additionally increasingly critical to maintain a simple trial experience that markets and leads to an easy adoption of our solutions. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. Many early users never convert from the trial version of a solution to a paid version of such solution. Further, we often depend on individuals within an organization who initiate the trial versions of our solutions being able to convince decision makers within their organization to convert to a paid version. Many of these organizations increasingly have complex and multi-layered purchasing requirements, especially as we continue to target larger organizations, and in the case of our sales force automation software and features and functionality related to our platform offering, increasingly target decision makers that are not in the customer support organizations we have traditionally targeted. To the extent that these users do not become, or are unable to convince others to become, paying customers, we will not realize the intended benefits of this marketing strategy and our ability to grow our revenue will be adversely affected.
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
We believe that maintaining and enhancing our reputation as a differentiated and category-defining company in customer experience solutions is critical to our relationships with our existing customers and to our ability to attract new customers. The successful promotion of our brand attributes will depend on a number of factors, including our marketing efforts, our ability to continue to develop high-quality software, and our ability to successfully differentiate our product and platform solutions from competitive solutions and services. Our ability to maintain our brand will depend on ensuring we communicate our core strengths in simplicity, agility of our solutions, and easy adoption of sophisticated solutions to our prospective customers, particularly as compared to our competitors offering products to small and midsized organizations and other competitors offering products to larger organizations. We are and have been highly dependent upon “consumer” tactics to build our brand and develop brand loyalty, but may need to increasingly spend significant energy to develop branding to retain and increase brand recognition with our customers who are larger organizations. In addition, independent industry analysts often provide reviews of our solutions, as well as products and services offered by our competitors, and perception of our solutions in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and services, our brand may be adversely affected. It may also be difficult to maintain and enhance our brand, specifically following the launch of our updated corporate brand, in connection with sales through channel or strategic partners.
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
We also face privacy and data security compliance obligations outside of the United States. On May 25, 2018, the European General Data Protection Regulation, or the GDPR, became effective, which imposes additional obligations and risks upon our business. Compliance with GDPR has and will continue to require valuable management and employee time and resources, and failure to comply with GDPR could trigger severe penalties, including steep fines of up to €20 million or 4% of global annual revenue, whichever is higher, and could reduce demand for our solutions. In many European jurisdictions enforcement actions and consequences for non-compliance are also rising.

Jurisdictions outside of Europe are also considering and/or enacting comprehensive data protection legislation. For example, as of August 2020, the Brazilian General Data Protection Law will impose requirements similar to GDPR on products and services offered to users in Brazil. The GDPR and other laws or regulations associated with the enhanced protection of certain types of personal data, could greatly increase our cost of providing our products and services, require significant changes to our operations or even prevent us from offering certain services in jurisdictions in which we operate. Failure to comply with data protection regulations may result in data protection authorities and other privacy regimes imposing additional obligations to obtain consent from data subjects by or on behalf of our customers. Additionally, the inability to guarantee compliance or otherwise provide acceptable privacy assurances may inhibit the sale and use of our software in the European Union and certain other markets, which could, were it to occur, harm our business and operating results.
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

We also continue to see jurisdictions, such as Russia, imposing data localization laws, which under Russian laws require personal information of Russian citizens to be, among other data processing operations, initially collected, stored, and modified in Russia. These regulations may deter customers from using services such as ours, and may inhibit our ability to expand into those markets or prohibit us from continuing to offer services in those markets without significant additional costs.
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
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for business software applications and services generally and for customer service systems in particular. In addition, our revenue is dependent on the number of users of our solutions, which in turn is influenced by the employment and hiring patterns of our customers. To the extent that weak economic conditions cause our customers and prospective customers to freeze or reduce their hiring for personnel providing service and support, demand for our solutions may be negatively affected. Historically, during economic downturns there have been reductions in spending on information technology and customer service systems as well as pressure for extended billing terms and other financial concessions. Additionally, our global operations further expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business. The recent COVID-19 outbreak has created significant additional uncertainty in the global economy. If the COVID-19 crisis worsens, particularly in the regions in which we have material operations or sales, our business activities originating from affected areas, including sales-related activities, could be adversely affected. If global economic conditions deteriorate, our customers and prospective customers may elect to decrease their information technology and customer service budgets, which would limit our ability to grow our business and negatively affect our operating results.
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
We are aware that trials of and subscriptions to our solutions have been initiated by persons and organizations in countries that are the subject of U.S. embargoes, or to persons and organizations supporting customers in countries that are subject of U.S. embargoes. Our provision of services in these instances was likely in violation of U.S. export controls and sanctions laws. We have terminated the accounts of such organizations as we have become aware of them, implemented certain measures designed to prevent future unauthorized access by such persons and organizations, and filed voluntary self-disclosures with the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, and the U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC, concerning prior potential violations. With respect to these resolved matters, each of BIS and OFAC completed its investigations, and no monetary penalties or other sanctions were imposed. With respect to ongoing matters we have not received indication and we do not believe monetary penalties or other sanctions will be imposed; however, there is the potential for the government to impose fines or sanctions.
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
Our success and ability to compete depend in part upon our intellectual property. We currently have six issued patents and have a limited number of pending patent applications, none of which may result in an issued patent. We rely on copyright, trade secret, and trademark laws, patents, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.
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
Additionally, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The United States recently enacted significant tax reform, and certain provisions of the new law may potentially adversely affect us in the future. For example, under the Tax Cuts and Jobs Act's "base erosion and anti-abuse tax" provision, and the regulations issued thereunder, which we may be subject to in the future, could adversely impact our effective tax rate by limiting our ability to deduct certain expenses. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition, or results of operations may be adversely impacted.
If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2020, we had a net balance of $204 million of goodwill and intangible assets related to business acquisitions. An adverse change in market conditions, particularly a change resulting in a significant decrease in our share price, or if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
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
Generally accepted accounting principles, or GAAP, in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. For example, on January 1, 2018, we adopted Accounting Standards Codification 606, “Revenue from Contracts with Customers,” which changed our accounting policies regarding revenue recognition and incremental costs to acquire contracts. We also adjusted our consolidated financial statements from amounts previously reported to reflect the adoption. Certain other standards that become effective in the future may have a material impact on our consolidated financial statements. See Note 1 of the notes to our consolidated financial information for information regarding the effect of new accounting pronouncements on our consolidated financial statements. Any difficulties in implementing these standards could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
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
It has been and, until the COVID-19 pandemic is contained, will continue to be more difficult for us to forecast our growth and the expected growth of the customer relationship management market.
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
The European General Data Protection Regulation will continue to apply in the United Kingdom until the expiration of the transition period on December 31, 2020, but it is unclear how the United Kingdom’s withdrawal from the European Union will affect the United Kingdom’s enactment of such European Union regulation thereafter, and how data transfers to and from the United Kingdom will be regulated. In addition, the United Kingdom’s withdrawal from the European Union could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate.

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
Catastrophic events may disrupt, and have disrupted, our business.
Our corporate headquarters are located in San Francisco, California, an area that has been significantly affected by the COVID-19 pandemic, and we operate in or utilize hosting resources that are located in North America, Europe, Asia, and Australia. Key features and functionality of our solutions are enabled by third parties that are headquartered in California and operate in or utilize data centers in the United States and Europe. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted services, and sales activities. In the event of a major earthquake, hurricane, or catastrophic event such as fire, pandemic (such as the outbreak of COVID-19), flood, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our solutions, breaches of data security, disruption to our customer success efforts, and loss of critical data, all of which could have an adverse effect on our future operating results. For example, the COVID-19 pandemic has caused us to adopt precautionary measures, such as work from home, that could negatively affect our business and results of operations.
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

•	ratings changes by any securities analysts who follow our company;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole;

•	the short and long-term impact of the COVID-19 outbreak, including on the global economy, our results of operations, software spending and business continuity;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

•	developments or disputes concerning our intellectual property or our solutions, or third-party proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	any major change in our board of directors or management;

•	sales of shares of our common stock by us or our stockholders;

•	lawsuits threatened or filed against us; and

•	other events or factors, including those resulting from war, incidents of terrorism, public health crises or responses to these events.
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
As of March 31, 2020, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 30% of our outstanding common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to exert significant influence in matters requiring stockholder approval. For example, these stockholders may be able to exert significant influence in elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As disclosed in Note 8 to our condensed consolidated financial statements, the conditional conversion feature of the Notes was triggered as of June 30, 2019, and the Notes were convertible at the option of the holders, in whole or in part, between July 1, 2019 and September 30, 2019. The conditional conversion feature of the Notes was not triggered as of March 31, 2020, and the notes are not convertible between April 1, 2020 and June 30, 2020. Whether the Notes will be convertible following such calendar quarter will depend on the satisfaction of this conditional conversion feature or another conversion condition in the future.

In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. We have classified the Notes as a long-term liability on the condensed consolidated balance sheet as of March 31, 2020. As of the date of this filing, we have received one request for conversion for an immaterial amount of Notes.

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

Zendesk, Inc.
Date: May 1, 2020	By:	/s/ Elena Gomez
Elena Gomez
Chief Financial Officer (Principal Financial Officer)