Form 10-Q
period 2020-06-30
Zendesk, Inc.
filed 2020-07-31
CIK 1463172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
As of July 30, 2020, there were 115,426,049 shares of the registrant’s common stock outstanding.

ZENDESK, INC.

PART I — FINANCIAL INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•the effect of uncertainties related to the novel coronavirus and resulting COVID-19 disease pandemic on U.S. and global markets, our business, operations, revenue results, cash flow, operating expenses, demand for our solutions, sales cycles, customer retention, and our customers’ businesses;
•worldwide economic conditions and their impact on information technology spending;
•our ability to attract and retain customers to use our product and platform solutions;
•our ability to optimize the pricing for our solutions;
•our future financial performance, including our revenue, cost of revenue, gross profit, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;
•our ability to effectively manage our growth and future expenses;
•our ability to understand how changes in worldwide economic conditions may affect businesses of organizations of varying sizes differently;
•our ability to forecast retention of customers on contracts with monthly terms and customers who are small to midsized organizations;
•the evolution of technology affecting our product and platform solutions, services, and markets;
•our ability to securely maintain customer data;
•our ability to prevent, mitigate, and respond effectively to both historical and future data breaches;
•our ability to innovate and provide a superior customer experience;
•our ability to successfully expand in our existing markets and into new markets;
•the expenses and administrative workload associated with being a public company;
•our ability to introduce and market new solutions and to integrate such solutions into our infrastructure;
•the attraction and retention of qualified employees and key personnel;
•our ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations;
•the sufficiency of our cash and cash equivalents and marketable securities to meet our liquidity needs;
•our ability to service the interest on our convertible notes and repay such notes, if required;
•our ability to maintain, protect, and enhance our intellectual property;
•our ability to successfully integrate people, solutions, technology, and services following completion of acquisitions;
•our ability to maintain and enhance our brand; and
•our ability to adapt to and comply with upcoming and newly effective tax regulations.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ZENDESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and shares)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$700,457	$196,591
Marketable securities	296,829	286,958
Accounts receivable, net of allowance for doubtful accounts of $7,914 and $2,846 as of June 30, 2020 and December 31, 2019, respectively	143,017	127,808
Deferred costs	40,939	35,619
Prepaid expenses and other current assets	50,210	45,847
Total current assets	1,231,452	692,823
Marketable securities, noncurrent	303,861	361,948
Property and equipment, net	102,601	102,090
Deferred costs, noncurrent	38,192	35,230
Lease right-of-use assets	93,523	89,983
Goodwill and intangible assets, net	201,804	206,883
Other assets	24,585	25,632
Total assets	$1,996,018	$1,514,589
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,793	$38,376
Accrued liabilities	35,904	36,347
Accrued compensation and related benefits	64,270	61,512
Deferred revenue	314,179	320,642
Lease liabilities	23,309	21,804
Total current liabilities	451,455	478,681
Convertible senior notes, net	1,043,365	483,464
Deferred revenue, noncurrent	1,934	3,320
Lease liabilities, noncurrent	83,495	83,478
Other liabilities	5,460	7,662
Total liabilities	1,585,709	1,056,605
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,151	1,130
Additional paid-in capital	1,212,469	1,155,044
Accumulated other comprehensive income	2,834	591
Accumulated deficit	(806,145)	(698,781)
Total stockholders’ equity	410,309	457,984
Total liabilities and stockholders’ equity	$1,996,018	$1,514,589
See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$246,664	$194,583	$484,140	$376,068
Cost of revenue (1)	61,515	57,670	121,217	113,324
Gross profit	185,149	136,913	362,923	262,744
Operating expenses (1):
Research and development	59,003	50,510	119,424	97,301
Sales and marketing	121,397	94,746	245,707	186,447
General and administrative	36,247	43,019	70,573	74,271
Total operating expenses	216,647	188,275	435,704	358,019
Operating loss	(31,498)	(51,362)	(72,781)	(95,275)
Other expense, net:
Interest expense	(8,086)	(6,614)	(14,973)	(13,158)
Loss on early extinguishment of debt	(25,950)	—	(25,950)	—
Interest and other income, net	2,166	4,026	9,068	10,196
Total other expense, net	(31,870)	(2,588)	(31,855)	(2,962)
Loss before provision for income taxes	(63,368)	(53,950)	(104,636)	(98,237)
Provision for income taxes	1,288	591	2,804	1,024
Net loss	$(64,656)	$(54,541)	$(107,440)	$(99,261)
Net loss per share, basic and diluted	$(0.56)	$(0.50)	$(0.94)	$(0.91)
Weighted-average shares used to compute net loss per share, basic and diluted	114,600	109,986	114,069	109,312
(1) Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$5,187	$5,246	$10,246	$10,183
Research and development	12,529	11,911	25,155	23,548
Sales and marketing	17,573	13,575	34,132	25,973
General and administrative	8,423	13,019	16,261	20,704

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(64,656)	$(54,541)	$(107,440)	$(99,261)
Other comprehensive income, before tax:
Net unrealized gain on available-for-sale investments	7,573	2,291	4,178	5,633
Net unrealized gain (loss) on derivative instruments	6,112	1,452	(1,236)	2,576
Other comprehensive income, before tax	13,685	3,743	2,942	8,209
Tax effect	(699)	(641)	(699)	(1,713)
Other comprehensive income, net of tax	12,986	3,102	2,243	6,496
Comprehensive loss	$(51,670)	$(51,439)	$(105,197)	$(92,765)
See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2020						Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	113,976	$1,139	$1,200,521	$(10,152)	$(741,565)	$449,943	109,260	$1,092	$994,031	$(2,330)	$(573,848)	$418,945
Issuance of common stock upon exercise of stock options	159	2	5,101	—	—	5,103	250	2	4,770	—	—	4,772
Issuance of common stock for settlement of RSUs and PRSUs	698	7	(2,248)	—	—	(2,241)	814	8	(2,671)	—	—	(2,663)
Issuance of common stock in connection with employee stock purchase plan	353	4	19,948	—	—	19,952	374	4	15,308	—	—	15,312
Share-based compensation	—	—	44,670	—	—	44,670	—	—	42,050	—	—	42,050
Equity component of 2025 convertible senior notes	—	—	216,026	—	—	216,026	—	—	—	—	—	—
Purchase of capped calls related to 2025 convertible senior notes	—	—	(129,950)	—	—	(129,950)	—	—	—	—	—	—
Equity component of partial repurchase of 2023 convertible senior notes	—	—	(224,639)	—	—	(224,639)	—	—	—	—	—	—
Proceeds from capped calls related to 2023 convertible senior notes	—	—	83,040	—	—	83,040	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	12,986	—	12,986	—	—	—	3,102	—	3,102
Net loss	—	—	—	—	(64,656)	(64,656)	—	—	—	—	(54,541)	(54,541)
Other	—	—	—	—	76	76	—	—	—	—	—	—
Balances at end of period	115,186	$1,151	$1,212,469	$2,834	$(806,145)	$410,309	110,698	$1,106	$1,053,488	$772	$(628,389)	$426,977

	Six Months Ended June 30, 2020						Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	113,081	$1,130	$1,155,044	$591	$(698,781)	$457,984	108,037	$1,080	$950,693	$(5,724)	$(529,128)	$416,921
Issuance of common stock upon exercise of stock options	334	3	9,099	—	—	9,102	626	5	13,204	—	—	13,209
Issuance of common stock for settlement of RSUs and PRSUs	1,418	14	(4,152)	—	—	(4,138)	1,661	17	(5,096)	—	—	(5,079)
Issuance of common stock in connection with employee stock purchase plan	353	4	19,948	—	—	19,952	374	4	15,308	—	—	15,312
Share-based compensation	—	—	88,053	—	—	88,053	—	—	79,379	—	—	79,379
Equity component of 2025 convertible senior notes	—	—	216,026	—	—	216,026	—	—	—	—	—	—
Purchase of capped calls related to 2025 convertible senior notes	—	—	(129,950)	—	—	(129,950)	—	—	—	—	—	—
Equity component of partial repurchase of 2023 convertible senior notes	—	—	(224,639)	—	—	(224,639)	—	—	—	—	—	—
Proceeds from capped calls related to 2023 convertible senior notes	—	—	83,040	—	—	83,040	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	2,243	—	2,243	—	—	—	6,496	—	6,496
Net loss	—	—	—	—	(107,440)	(107,440)	—	—	—	—	(99,261)	(99,261)
Other	—	—	—	—	76	76	—	—	—	—	—	—
Balances at end of period	115,186	1,151	1,212,469	2,834	(806,145)	410,309	110,698	1,106	1,053,488	772	(628,389)	426,977
See Notes to Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(107,440)	$(99,261)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,989	17,701
Share-based compensation	85,794	80,408
Amortization of deferred costs	20,730	14,540
Amortization of debt discount and issuance costs	14,036	12,465
Loss on early extinguishment of debt	25,950	—
Repayment of convertible senior notes attributable to debt discount	(38,637)	—
Other	5,152	846
Changes in operating assets and liabilities:
Accounts receivable	(20,643)	(22,867)
Prepaid expenses and other current assets	(3,216)	(9,154)
Deferred costs	(28,315)	(24,313)
Lease right-of-use assets	10,247	9,107
Other assets and liabilities	(540)	(1,740)
Accounts payable	(23,015)	21,333
Accrued liabilities	976	455
Accrued compensation and related benefits	3,788	4,258
Deferred revenue	(7,848)	39,443
Lease liabilities	(12,328)	(6,394)
Net cash provided by (used in) operating activities	(53,320)	36,827
Cash flows from investing activities
Purchases of property and equipment	(15,560)	(14,154)
Internal-use software development costs	(6,283)	(2,966)
Purchases of marketable securities	(233,336)	(270,823)
Proceeds from maturities of marketable securities	191,983	100,296
Proceeds from sales of marketable securities	94,598	243,112
Business combinations, net of cash acquired	—	(70,794)
Purchases of strategic investments	(1,500)	(500)
Net cash provided by (used in) investing activities	29,902	(15,829)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $20,400	1,129,600	—
Purchase of capped calls related to 2025 convertible senior notes	(129,950)	—
Payments for 2023 convertible senior notes partial repurchase	(578,973)	—
Proceeds from capped calls related to 2023 convertible senior notes	83,040	—
Proceeds from exercises of employee stock options	9,102	13,210
Proceeds from employee stock purchase plan	18,917	15,310
Taxes paid related to net share settlement of share-based awards	(4,138)	(5,079)
Net cash provided by financing activities	527,598	23,441
Effect of exchange rate changes on cash, cash equivalents and restricted cash	31	66
Net increase in cash, cash equivalents and restricted cash	504,211	44,505
Cash, cash equivalents and restricted cash at beginning of period	199,905	128,876
Cash, cash equivalents and restricted cash at end of period	$704,116	$173,381

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$700,457	$171,218
Restricted cash included in prepaid expenses and other current assets	2,935	1,443
Restricted cash included in other assets	724	720
Total cash, cash equivalents and restricted cash	$704,116	$173,381

Supplemental cash flow data
Cash paid for interest	$988	$719
Cash paid for taxes	$1,949	$2,219
Non-cash investing and financing activities
Balance of property and equipment in accounts payable and accrued expenses	$2,979	$12,636
Share-based compensation capitalized in internal-use software development costs	$1,608	$800
Share-based compensation capitalized in deferred costs	$697	$666
Estimated convertible notes offering costs incurred but not yet paid	$688	$—
Property and equipment acquired through tenant improvement allowances	$110	$414
Asset retirement obligations incurred	$—	$1,196
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
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K, for the year ended December 31, 2019, filed with the SEC on February 13, 2020. Other than described below, there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes.
The consolidated balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly our financial position, results of operations, comprehensive loss, stockholders’ equity, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2020.
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

In December 2019, the novel coronavirus and resulting disease (“COVID-19”) was reported and in March 2020 the World Health Organization declared it a pandemic. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, and impact on our employees, as discussed in more detail in the Overview section. During the quarter, this uncertainty resulted in a higher level of judgment related to our estimates and assumptions concerning variable consideration related to revenue recognition, the estimate of credit losses for accounts receivable, and impairment of strategic investments. For example, the uncertainty around our customers who have faced continued cash flow pressure and decreased demand for their products and services had a negative impact on our revenue from variable consideration and allowance for credit losses. As of the date of issuance of the financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments, or revise the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.
Concentrations of Risk
As of June 30, 2020 and December 31, 2019, no customers represented 10% or greater of our total accounts receivable balance. There were no customers that individually exceeded 10% of our revenue during the three and six months ended June 30, 2020 or 2019.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-13, including subsequent amendments, regarding ASC Topic 326 “Measurement of Credit Losses on Financial Instruments,” which modifies the accounting methodology for most financial instruments. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information, including reasonable and supportable forecasts of future economic conditions. Additionally, any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. We adopted this standard in the first quarter of 2020. The adoption did not have a material effect on our consolidated financial statements.
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

In December 2019, the FASB issued ASU 2019-12 “Simplifying the Accounting for Income Taxes,” which simplifies certain aspects of accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation and clarifies the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We early adopted ASU 2019-12 in the second quarter of 2020 on a prospective basis. As a result of the adoption, we did not record an income tax benefit from the release of our valuation allowance due to the issuance of our 2025 convertible senior notes.

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
As of June 30, 2020, we finalized our purchase accounting for the acquisition. The total purchase consideration was allocated to the assets acquired and liabilities assumed as set forth below (in thousands).
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
Note 3. Financial Instruments

Investments
The following tables present information about our financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurement at June 30, 2020
	Level 1	Level 2	Total
Description
Money market funds	$479,357	$—	$479,357
Corporate bonds	—	380,497	380,497
U.S. Treasury securities	—	122,773	122,773
Asset-backed securities	—	93,737	93,737
Commercial paper	—	47,440	47,440
Agency securities	—	31,925	31,925
Certificates of deposit	—	997	997
Total	$—	$677,369	$1,156,726
Included in cash and cash equivalents			$556,036
Included in marketable securities			$600,690

	Fair Value Measurement at December 31, 2019
	Level 1	Level 2	Total
Description
Corporate bonds	$—	$418,005	$418,005
Asset-backed securities	—	124,046	124,046
U.S. Treasury securities	—	94,731	94,731
Money market funds	70,455	—	70,455
Commercial paper	—	13,548	13,548
Certificates of deposit and time deposits	—	1,144	1,144
Agency securities	—	920	920
Total	$70,455	$652,394	$722,849
Included in cash and cash equivalents			$73,943
Included in marketable securities			$648,906

As of June 30, 2020 and December 31, 2019, there were no securities within Level 3 of the fair value hierarchy. There were no transfers between fair value measurement levels during the three and six months ended June 30, 2020.
As of June 30, 2020, gross unrealized gains and losses for marketable securities were $9 million and not material, respectively. The aggregate amortized cost basis for cash equivalents and marketable securities was $1,148 million and excludes accrued interest of $3 million. The aggregate fair value of securities with unrealized losses was $58 million.
As of December 31, 2019, gross unrealized gains and losses for marketable securities were $4 million and not material, respectively. The aggregate amortized cost basis for cash equivalents and marketable securities was $719 million and excludes accrued interest of $4 million. The aggregate fair value of securities with unrealized losses was $45 million.
Unrealized losses for securities that have been in an unrealized loss position for more than 12 months as of June 30, 2020 and December 31, 2019 were not material. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period. We intend to hold our marketable securities to maturity and it is unlikely that they would be sold before their cost bases are recovered.
The following table classifies our marketable securities by contractual maturity (in thousands):

	June 30, 2020	December 31, 2019
Due in one year or less	$296,829	$286,958
Due after one year and within five years	303,861	361,948
Total	$600,690	$648,906

As of June 30, 2020 and December 31, 2019, the balances of strategic investments without readily determinable fair values were $12 million and $11 million, respectively. There have been no adjustments to the carrying values of strategic investments resulting from impairments or observable price changes.
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
We include time value related to our cash flow hedges for effectiveness testing purposes and the entire change in the unrecognized value of our hedge contracts is recorded in accumulated other comprehensive income (loss), or AOCI. As of June 30, 2020, the balance of AOCI included an immaterial unrecognized net loss related to the changes in the fair value of foreign currency forward contracts designated as cash flow hedges. We expect to reclassify a net loss of $1 million into earnings over the next 12 months associated with our cash flow hedges.
The following tables present information about our derivative instruments on our consolidated balance sheets (in thousands):

	June 30, 2020
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$3,126	Accrued liabilities	$4,262
Total		$3,126		$4,262

	December 31, 2019
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$2,385	Accrued liabilities	$1,975
Total		$2,385		$1,975

Our foreign currency forward contracts had a total notional value of $292 million and $260 million as of June 30, 2020 and December 31, 2019, respectively. We have a master netting arrangement with each of our counterparties, which permit net settlement of multiple, separate derivative contracts with a single payment. GAAP permits companies to present the fair value of derivative instruments on a net basis according to master netting arrangements. We have elected to present our derivative instruments on a gross basis in our consolidated financial statements. We do not enter into any derivative contracts for trading or speculative purposes. As of June 30, 2020 and December 31, 2019, there was no cash collateral posted with counterparties. All derivatives have been designated as hedging instruments.
The following table presents information about our foreign currency forward contracts on our condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended June 30,		Six Months Ended June 30,
Classification	2020	2019	2020	2019
Revenue	$725	$589	$1,122	$1,032
Cost of revenue	(543)	(393)	(864)	(867)
Research and development	(564)	(331)	(845)	(765)
Sales and marketing	(1,154)	(630)	(1,716)	(1,420)
General and administrative	(308)	(221)	(482)	(497)
Total	$(1,844)	$(986)	$(2,785)	$(2,517)
The gain recognized in AOCI related to foreign currency forward contracts was $4 million for the three months ended June 30, 2020. The loss recognized in AOCI related to foreign currency forward contracts was $4 million for the six months ended June 30, 2020. The gain recognized in AOCI related to foreign currency forward contracts was not material for the three and six months ended June 30, 2019, respectively.

The cash flow effects related to foreign currency forward contracts are included within operating activities on our consolidated statements of cash flows.
Convertible Senior Notes
As of June 30, 2020, the fair values of our 0.25% convertible senior notes due 2023 and our 0.625% convertible senior notes due 2025 were $222 million and $1,228 million, respectively. The fair values were determined based on the quoted price of the convertible senior notes in an inactive market on the last traded day of the quarter and have been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $88.53 on the last trading day of the quarter, the if-converted value of the 2025 convertible senior notes did not exceed the principal amount of $1,150 million, and the if-converted value of the 2023 convertible senior notes exceeded the remaining principal amount by $60 million as of June 30, 2020.
Note 4. Costs to Obtain Customer Contracts
The balances of deferred costs to obtain customer contracts were $79 million and $71 million as of June 30, 2020 and December 31, 2019, respectively. Amortization expense for these deferred costs was $11 million and $8 million for the three months ended June 30, 2020 and 2019, respectively and $21 million and $15 million for the six months ended June 30, 2020 and 2019, respectively. There were no impairment losses related to these deferred costs for the periods presented.

Note 5. Property and Equipment
Property and equipment, net consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Leasehold improvements	$86,168	$83,968
Capitalized internal-use software	41,438	38,437
Computer equipment and licensed software and patents	29,850	27,309
Furniture and fixtures	16,874	16,332
Construction in progress	16,137	8,647
Total	190,467	174,693
Less: accumulated depreciation and amortization	(87,866)	(72,603)
Property and equipment, net	$102,601	$102,090

Depreciation expense was $6 million and $5 million for the three months ended June 30, 2020 and 2019, respectively, and $13 million and $10 million for the six months ended June 30, 2020 and 2019, respectively.

Amortization expense of capitalized internal-use software was $2 million for each of the three months ended June 30, 2020 and 2019, and $4 million and $3 million for the six months ended June 30, 2020 and 2019, respectively. The carrying values of capitalized internal-use software as of June 30, 2020 and December 31, 2019 were $27 million and $23 million, respectively, including $12 million and $8 million in construction in progress, respectively.

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
The following tables present information about leases on our consolidated balance sheet (in thousands):

	June 30, 2020	December 31, 2019
Assets
Lease right-of-use assets	$93,523	$89,983
Liabilities
Lease liabilities	23,309	21,804
Lease liabilities, noncurrent	83,495	83,478
As of June 30, 2020, the weighted average remaining lease term was 6.0 years and the weighted average discount rate was 4.8%.
The following table presents information about leases on our consolidated statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease expense	$6,674	$5,797	$13,017	$10,839
Short-term lease expense	138	995	323	1,869
Variable lease expense	1,659	2,343	3,202	3,228
Sublease income	(395)	(392)	(859)	(793)
The following table presents supplemental cash flow information about our leases (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$15,910	$8,343
Operating lease assets obtained in exchange for new lease liabilities	13,803	27,541

As of June 30, 2020, remaining maturities of lease liabilities are as follows:

Remainder of 2020	$13,022
2021	27,282
2022	24,924
2023	16,704
2024	7,459
Thereafter	33,124
Total lease payments	122,515
Less imputed interest	15,711
Total	$106,804
The table above excludes future payments of $7 million related to signed leases that have not yet commenced.

Note 7. Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2020 are as follows (in thousands):

Balance as of December 31, 2019	$169,647
Goodwill adjustments	15
Balance as of June 30, 2020	$169,662
Acquired intangible assets subject to amortization consist of the following (in thousands):

	As of June 30, 2020
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
				(In years)
Developed technology	$30,200	$(8,615)	$21,585	4.5
Customer relationships	14,710	(4,753)	9,957	4.4
Backlog	3,200	(2,600)	600	0.6
	$48,110	$(15,968)	$32,142

	As of December 31, 2019
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
				(In years)
Developed technology	$39,000	$(14,492)	$24,508	4.9
Customer relationships	15,210	(3,882)	11,328	4.8
Backlog	3,200	(1,800)	1,400	1.0
	$57,410	$(20,174)	$37,236

During the second quarter of 2020, we removed developed technology and customer relationship intangible assets from our consolidated balance sheet, which had become fully amortized. Amortization expense of acquired intangible assets was $2 million and $3 million for the three months ended June 30, 2020 and 2019, respectively, and $5 million for each of the six months ended June 30, 2020 and 2019.
Estimated future amortization expense as of June 30, 2020 is as follows (in thousands):

Remainder of 2020	$4,222
2021	7,598
2022	7,434
2023	6,655
2024	4,614
Thereafter	1,619
$32,142

Note 8. Convertible Senior Notes
2025 Convertible Senior Notes

In June 2020, we issued $1,150 million aggregate principal amount of 0.625% convertible senior notes due June 15, 2025 in a private offering, the “2025 Notes.” The 2025 Notes are senior unsecured obligations and bear interest at a fixed rate of 0.625% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. The total net proceeds from the offering, after deducting initial purchase discounts and estimated debt issuance costs, were approximately $1,126 million.

Each $1,000 principal amount of the 2025 Notes will initially be convertible into 9.1944 shares of our common stock, which is equivalent to an initial conversion price of approximately $108.76 per share, subject to adjustment upon the occurrence of specified events.

The 2025 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding March 15, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which, for each trading day of that period, the trading price per $1,000 principal amount of 2025 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the 2025 Notes for redemption, at any time prior to the close of business on the second business day immediately prior to the redemption date as discussed further below, but only with respect to the 2025 Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events (as set forth in the indenture).

On or after March 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2025 Notes, in minimum denominations of $1,000 or an integral multiple in excess thereof, at the option of the holders regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

If certain specified fundamental changes occur (as set forth in the indenture) prior to the maturity date, holders of the 2025 Notes may require us to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date or if we deliver a notice of redemption, we will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event or converts its notes called (or deemed called) for redemption in connection with such notice of redemption in certain circumstances. It is our current intent and policy to settle conversions through combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of 2025 Notes.

During the three months ended June 30, 2020, the conditions allowing holders of the 2025 Notes to convert were not met.

We may not redeem the 2025 Notes prior to June 20, 2023. We may redeem for cash all or any portion of the 2025 Notes, at our option, on or after June 20, 2023 and on or prior to the 41st scheduled trading day immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2025 Notes.

In accounting for the transaction, the 2025 Notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $220 million and was determined by deducting the fair value of the liability component from the par value of the 2025 Notes. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the contractual term of the 2025 Notes at an effective interest rate of 5.00%.

In accounting for the debt issuance costs of $21 million related to the 2025 Notes, we allocated the total amount incurred to the liability and equity components of the 2025 Notes based on their relative values. Issuance costs attributable to the liability component were $17 million and will be amortized to interest expense using the effective interest method over the contractual term of the 2025 Notes. Issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital.

The net carrying amount of the liability component of the 2025 Notes is as follows (in thousands):

	June 30, 2020	December 31, 2019
Principal	$1,150,000	$—
Unamortized Debt Discount	(218,550)	—
Unamortized issuance costs	(16,951)	—
Net carrying amount	$914,499	$—

The net carrying amount of the equity component of the 2025 Notes is as follows (in thousands):

	June 30, 2020	December 31, 2019
Debt Discount for Conversion Option	$220,061	$—
Issuance costs	(4,035)	—
Net carrying amount	$216,026	$—

Interest expense related to the 2025 Notes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contractual interest expense	$280	$—	$280	$—
Amortization of Debt Discount	1,511	—	1,511	—
Amortization of issuance costs	101	—	101	—
Total interest expense	$1,892	$—	$1,892	$—

The difference between the book and tax treatment of the debt discount and debt issuance costs of the 2025 Notes resulted in a difference between the carrying amount and tax basis of the 2025 Notes. This taxable temporary difference resulted in the recognition of a $51 million net deferred tax liability which was recorded as an adjustment to additional paid-in capital. The creation of the deferred tax liability represents a source of future taxable income which supports realization of deferred tax assets. As we continue to maintain a full valuation allowance against its deferred tax assets, this additional source of income resulted in the release of a portion of its valuation allowance. Consistent with the adoption of ASU 2019-12, the release of the valuation allowance of $51 million was recorded as an adjustment to additional paid-in capital.

2025 Capped Calls

In connection with the pricing of the 2025 Notes, we entered into privately negotiated capped call transactions with certain counterparties, the “2025 Capped Calls.” The 2025 Capped Calls each have an initial strike price of approximately $108.76 per share, subject to certain adjustments, which correspond to the initial conversion price of the 2025 Notes. The 2025 Capped Calls have initial cap prices of $164.17 per share, subject to certain adjustments. The 2025 Capped Calls cover, subject to anti-dilution adjustments, approximately 11 million shares of our common stock. Conditions that cause adjustments to the initial strike price of the 2025 Capped Calls are similar to the conditions that result in corresponding adjustments for the 2025 Notes. The 2025 Capped Calls are generally intended to reduce or offset the potential dilution to our common stock upon any conversion of the 2025 Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. For accounting purposes, the 2025 Capped Calls are separate transactions, and not part of the terms of the 2025 Notes. As these transactions meet certain accounting criteria, the 2025 Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $130 million incurred in connection with the 2025 Capped Calls was recorded as a reduction to additional paid-in capital.

2023 Convertible Senior Notes

In March 2018, we issued $575 million aggregate principal amount of 0.25% convertible senior notes due March 15, 2023 in a private offering, the “2023 Notes.” The 2023 Notes are unsecured obligations and bear interest at a fixed rate of 0.25% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2018. The total net proceeds from the offering, after deducting initial purchase discounts and estimated debt issuance costs, were approximately $561 million.

In connection with the offering of the 2025 Notes, we used $618 million of the net proceeds from the offering of the 2025 Notes to repurchase $426 million aggregate principal amount of the 2023 Notes in cash through individual privately negotiated transactions (the “2023 Notes Partial Repurchase”). Of the $618 million consideration, $393 million and $225 million were allocated to the debt and equity components on our consolidated balance sheets, respectively, utilizing an effective interest rate to determine the fair value of the liability component. The fair value of the liability component is estimated by calculating the present value of expected cash flows using an interest rate that reflects our incremental borrowing rate, with an estimated adjustment for our credit standing on nonconvertible debt with similar maturity. As of the repurchase date, the carrying value of the 2023 Notes subject to the 2023 Notes Partial Repurchase, net of unamortized debt discount and issuance costs, was $367 million. The 2023 Notes Partial Repurchase resulted in a $26 million loss on early debt extinguishment. Additionally, $39 million of the total consideration was related to repayment of the debt discount and reflected as a cash outflow from operating activities. As of June 30, 2020, $149 million of principal remains outstanding on the 2023 Notes.

Each $1,000 principal amount of the 2023 Notes will initially be convertible into 15.8554 shares of our common stock, the “Conversion Option,” which is equivalent to an initial conversion price of approximately $63.07 per share, subject to adjustment upon the occurrence of specified events. The 2023 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 15, 2022, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, the “Measurement Period,” in which the trading price per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events (as set forth in the indenture). On or after December 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. If certain specified fundamental changes occur (as set forth in the indenture governing the 2023 Notes) prior to the maturity date, holders of the 2023 Notes may require us to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the 2023 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, we will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. It is our current intent and policy to settle conversions through combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of 2023 Notes.

During the three months ended June 30, 2020, the conditions allowing holders of the 2023 Notes to convert were not met. The 2023 Notes are therefore not convertible during the three months ending September 30, 2020, and are classified as a noncurrent liability as of June 30, 2020. To-date, we have received one request for conversion for an immaterial amount of 2023 Notes.

In accounting for the issuance of the 2023 Notes, the 2023 Notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The carrying amount of the equity component was determined by deducting the fair value of the liability component from the par value of the 2023 Notes. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the contractual term of the 2023 Notes at an effective interest rate of 5.26%.

In accounting for the debt issuance costs related to the 2023 Notes, we allocated the total amount incurred to the liability and equity components of the 2023 Notes based on their relative values. Issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the contractual term of the 2023 Notes. Issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital.

The net carrying amount of the liability component of the 2023 Notes is as follows (in thousands):

	June 30, 2020	December 31, 2019
Principal	$149,194	$575,000
Unamortized Debt Discount	(18,641)	(84,037)
Unamortized issuance costs	(1,687)	(7,499)
Net carrying amount	$128,866	$483,464

The net carrying amount of the equity component of the 2023 Notes is as follows (in thousands):

	June 30, 2020	December 31, 2019
Debt Discount for Conversion Option	$32,427	$124,976
Issuance costs	(765)	(2,948)
Net carrying amount	$31,662	$122,028

Interest expense related to the 2023 Notes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contractual interest expense	$318	$359	$677	$719
Amortization of Debt Discount	5,426	5,826	11,484	11,577
Amortization of issuance costs	448	451	940	888
Total interest expense	$6,192	$6,636	$13,101	$13,184

2023 Capped Calls

In connection with the pricing of the 2023 Notes, we entered into privately negotiated capped call transactions with certain counterparties, the “2023 Capped Calls.” The 2023 Capped Calls each have an initial strike price of approximately $63.07 per share, subject to certain adjustments, which correspond to the initial conversion price of the 2023 Notes. The 2023 Capped Calls have initial cap prices of $95.20 per share, subject to certain adjustments. The 2023 Capped Calls covered, subject to anti-dilution adjustments, approximately 9.1 million shares of our common stock. Conditions that cause adjustments to the initial strike price of the 2023 Capped Calls mirror conditions that result in corresponding adjustments for the 2023 Notes. The 2023 Capped Calls are generally intended to reduce or offset the potential dilution to our common stock upon any conversion of the 2023 Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. For accounting purposes, the 2023 Capped Calls are separate transactions, and not part of the terms of the 2023 Notes. As these transactions meet certain accounting criteria, the 2023 Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $64 million incurred in connection with the 2023 Capped Calls was recorded as a reduction to additional paid-in capital.

In June 2020, and in connection with the 2023 Notes Partial Repurchase, we terminated 2023 Capped Calls corresponding to approximately 6.7 million shares for cash proceeds of $83 million. The proceeds were recorded as an increase to additional paid-in capital in the condensed consolidated balance sheets. As of June 30, 2020, there remains outstanding 2023 Capped Calls giving the Company the option to purchase approximately 2.4 million shares (subject to adjustment).

The net impact to our stockholders’ equity, included in additional paid-in capital, of the above components of the 2023 Notes is as follows (in thousands):

At Issuance
Conversion Option	$124,976
Purchase of Capped Calls	(63,940)
Issuance Costs	(2,948)
Net deferred tax liability	(13,784)
Total	$44,304
Note 9. Commitments and Contingencies
Commitments
Except as discussed below, there were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the year ended December 31, 2019.

In June 2020, we issued $1,150 million aggregate principal amount of 0.625% convertible senior notes due June 15, 2025 and used $618 million of the net proceeds from this offering to repurchase $426 million aggregate principal amount of our existing convertible senior notes. Refer to Note 8 for additional information.
Litigation and Loss Contingencies
We accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. These estimates are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter.
On October 24, 2019 and November 7, 2019, purported stockholders of the Company filed two putative class action complaints in the United States District Court for the Northern District of California, entitled Charles Reidinger v. Zendesk, Inc., et al., 3:19-cv-06968-CRB and Ho v. Zendesk, Inc., et al., No. 3:19-cv-07361-WHA, respectively, against the Company and certain of the Company’s executive officers. The complaints are nearly identical and allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Zendesk, Inc. common stock between February 6, 2019 and October 1, 2019, inclusive. The claims are based upon allegations that the defendants misrepresented and/or omitted material information in certain of our prior public filings. To this point, no discovery has occurred in these cases. The court has appointed a lead plaintiff and consolidated the various lawsuits into a single action (Case No. 3:19-cv-06968-CRB), and lead plaintiff filed its amended complaint on April 14, 2020 asserting the same alleged violations of securities laws as the initial complaints. On June 29, 2020, Zendesk and the executive officer defendants moved to dismiss the amended complaint. Lead Plaintiff has until August 28, 2020 to file an opposition to the motion to dismiss.

On June 2, 2020, a purported stockholder of the Company filed a derivative complaint in the United States District Court for the Northern District of California, entitled Anderson v. Svane, et al., 3:20-cv-03671, against certain of the Company’s executive officers and directors. The derivative complaint alleges breaches of fiduciary duty against all defendants, and an insider trading claim and violations of Section 10(b) of the Securities Exchange Act of 1934 against the officer defendants, purportedly on behalf of the Company itself. The claims are based on nearly identical allegations as the class action complaints, namely that the defendants misrepresented and/or omitted material information in certain of our prior public filings. On June 29, 2020, the court stayed the derivative action until either the class action is dismissed with prejudice or class action defendants answer the complaint. On July 27, 2020, the court ordered the derivative action related to the class action.

The class action and derivative action are still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability to the individual defendants, if any. Management believes that the lawsuits lack merit and intends to vigorously defend the actions. We cannot predict the outcome of or estimate the possible loss or range of loss from the above described matter.

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
Note 10. Common Stock and Stockholders’ Equity
Common Stock
As of June 30, 2020 and December 31, 2019, there were 400 million shares of common stock authorized for issuance with a par value of $0.01 per share and 115.2 million and 113.1 million shares were issued and outstanding, respectively.
Preferred Stock
As of each of June 30, 2020 and December 31, 2019, there were 10 million shares of preferred stock authorized for issuance with a par value of $0.01 per share and no shares of preferred stock were issued or outstanding.
Employee Equity Plans
Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan, or ESPP, eligible employees are granted options to purchase shares of our common stock through payroll deductions. The ESPP provides for 18-month offering periods, which include three six-month purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of an offering period or the fair market value of our common stock at the end of the purchase period. During the three and six months ended June 30, 2020, 0.4 million shares of common stock were purchased under the ESPP. Pursuant to the terms of the ESPP, the number of shares reserved under the ESPP increased by 1.1 million shares on January 1, 2020. As of June 30, 2020, 5.1 million shares of common stock were available for issuance under the ESPP.
Stock Option and Grant Plans
Our board of directors adopted the 2009 Stock Option and Grant Plan, or the 2009 Plan, in July 2009. The 2009 Plan was terminated in connection with our initial public offering in May 2014, and accordingly, no shares are available for issuance under this plan. The 2009 Plan continues to govern outstanding awards granted thereunder.
Our 2014 Stock Option and Incentive Plan, or the 2014 Plan, serves as the successor to our 2009 Plan. Pursuant to the terms of the 2014 Plan, the number of shares reserved for issuance under the 2014 Plan increased by 5.7 million shares on January 1, 2020. As of June 30, 2020, we had 15.2 million shares of common stock available for future grants under the 2014 Plan.
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
A summary of our share-based award activity for the six months ended June 30, 2020 is as follows (in thousands, except per share information):

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Outstanding RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
				(In years)
Outstanding — January 1, 2020	11,613	4,860	$24.08	5.85	$255,536	5,361	$55.00	$410,804
Increase in authorized shares	5,654
Stock options granted	(520)	520	87.15
RSUs granted	(1,927)					1,927	80.63
Stock options exercised		(334)	27.27
RSUs vested						(1,392)	53.15
Stock options forfeited or canceled	12	(12)	30.18
RSUs forfeited or canceled	318					(318)	56.87
RSUs forfeited or canceled and unavailable for grant						(13)	23.44
PRSUs forfeited	25
Outstanding — June 30, 2020	15,175	5,034	$30.36	5.76	$293,261	5,565	$64.30	$492,650

The restricted stock units, or RSUs, forfeited or canceled and unavailable for grant relate to our employment inducement awards. The aggregate intrinsic value for options outstanding represents the difference between the closing market price of our common stock on the last trading day of the reporting period and the exercise price of outstanding, in-the-money options.

The total intrinsic value of stock options exercised during the six months ended June 30, 2020 and 2019 was $18 million and $38 million, respectively. The intrinsic value for options exercised represents the difference between the exercise price and the market value on the date of exercise. The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2020 and 2019 was $31.15 and $28.65, respectively.

The total fair value of RSUs vested during the six months ended June 30, 2020 and 2019 was $107 million and $132 million, respectively. The fair value of RSUs vested represents market value on the vesting date. The weighted-average grant date fair value of RSUs granted during the six months ended June 30, 2020 and 2019 was $80.63, and $69.61, respectively.
As of June 30, 2020, we had a total of $380 million in future expense related to our stock options and RSUs to be recognized over a weighted average period of 2.7 years.
Performance Restricted Stock Units
During the three months ended September 30, 2018, the compensation committee of our board of directors granted performance-based restricted stock units, or PRSUs, representing 0.2 million shares of common stock, the substantial majority of which were granted in connection with the acquisition of FutureSimple Inc. The PRSUs vest in four semi-annual tranches through March 2021. The PRSUs include a service condition and a performance condition related to the attainment of semi-annual performance targets approved and communicated in advance of each performance period. For the three and six months ended June 30, 2020, we recorded $1 million and $3 million of share-based compensation expense related to the PRSUs, respectively. For the three and six months ended June 30, 2019, we recorded $3 million and $4 million of share-based compensation expense related to PRSUs, respectively, including a one-time charge related to accelerated retention compensation. For the three and six months ended June 30, 2020, no and 26 thousand PRSUs were vested, respectively. For the three and six months ended June 30, 2019, no PRSUs were vested. The total future expense related to the PRSUs will be based on the fair value of the underlying shares on the grant date for each performance tranche.
Note 11. Deferred Revenue and Performance Obligations
The changes in the balances of deferred revenue are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$303,343	$259,596	$323,962	$247,962
Billings	259,434	222,336	476,291	415,455
Subscription and services revenue	(234,604)	(185,560)	(458,663)	(358,413)
Other revenue*	(12,060)	(9,023)	(25,477)	(17,655)
Balance, end of period	$316,113	$287,349	$316,113	$287,349
*Other revenue primarily includes implementation and training services, Talk usage, and amounts from contract assets.
For the three months ended June 30, 2020 and 2019, the majority of revenue recognized was from the deferred revenue balances at the beginning of each period. For the six months ended June 30, 2020 and 2019, approximately half of revenue recognized was from the deferred revenue balances at the beginning of each period.
The aggregate balance of remaining performance obligations as of June 30, 2020 was $713 million. We expect to recognize $508 million of the balance as revenue in the next 12 months and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized, including contracted revenue from renewals, and does not include contract amounts which are cancelable by the customer and amounts associated with optional renewal periods.
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

The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(64,656)	$(54,541)	$(107,440)	$(99,261)
Weighted-average shares used to compute basic and diluted net loss per share	114,600	109,986	114,069	109,312
Net loss per share, basic and diluted	$(0.56)	$(0.50)	$(0.94)	$(0.91)

The anti-dilutive securities excluded from the shares used to calculate diluted net loss per share are as follows (in thousands):

	As of June 30,
	2020	2019
Shares subject to outstanding common stock options and employee stock purchase plan	5,113	5,647
Restricted stock units	5,565	6,462
Shares related to convertible senior notes	1,359	2,426
	12,037	14,535

The shares related to convertible senior notes in the table above are calculated based on the average market price of our common stock for the three months ended June 30, 2020 and 2019, respectively.

We expect to settle the principal amount of both the 2023 Notes and 2025 Notes in cash and therefore use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given reporting period exceeds the initial conversion prices of $63.07 and $108.76 per share for the 2023 Notes and 2025 Notes, respectively. Based on the initial conversion price, potential dilution related to the 2023 Notes and 2025 Notes is approximately 2.4 million and 10.6 million shares, respectively.

Note 13. Income Taxes
We reported $1 million income tax expense for each of the three months ended June 30, 2020 and 2019, respectively. We reported $3 million and $1 million income tax expense for the six months ended June 30, 2020 and 2019, respectively. The effective tax rate for each period differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for U.S. losses due to having a full valuation allowance against U.S. deferred tax assets.
Note 14. Geographic Information
Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.
Revenue
The following table presents our revenue by geographic area, as determined based on the billing address of our customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$130,497	$101,014	$254,534	$195,916
EMEA	68,770	55,457	136,689	107,532
APAC	26,576	21,258	52,151	40,734
Other	20,821	16,854	40,766	31,886
Total	$246,664	$194,583	$484,140	$376,068
Long-Lived Assets
The following table presents our long-lived assets by geographic area (in thousands):

	As of June 30, 2020	As of December 31, 2019
United States	$96,075	$91,532
EMEA:
Republic of Ireland	40,049	42,500
Other EMEA	3,331	3,725
Total EMEA	43,380	46,225
APAC:
Singapore	22,805	25,988
Other APAC	6,440	5,362
Total APAC	29,245	31,350
Other	507	417
Total	$169,207	$169,524

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
For the three months ended June 30, 2020 and 2019, our revenue was $247 million and $195 million, respectively, representing a 27% growth rate. For the six months ended June 30, 2020 and 2019, our revenue was $484 million and $376 million, respectively, representing a 29% growth rate. For the three months ended June 30, 2020 and 2019, we derived $116 million, or 47%, and $94 million, or 48%, respectively, of our revenue from customers located outside of the United States. For the six months ended June 30, 2020 and 2019, we derived $230 million, or 48%, and $180 million, or 48%, respectively, of our revenue from customers located outside of the United States. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. For the three months ended June 30, 2020 and 2019, we generated net losses of $65 million and $55 million, respectively. For the six months ended June 30, 2020 and 2019, we generated net losses of $107 million and $99 million, respectively.

The growth of our business and our future success depend on many factors, including our ability to continue to innovate, further develop our product and platform solutions geared towards the entire customer experience, build brand recognition and scalable solutions for larger organizations, maintain our leadership in the small and midsized business market, add new customers, generate additional revenue from our existing customer base, and increase our global customer footprint. While these areas represent significant opportunities for us, we also face significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results, including uncertainties related to the COVID-19 pandemic. We anticipate that we will continue to invest in our operations. The expected expenditures that we anticipate will be necessary to manage our anticipated growth, including personnel costs, expenditures relating to hosting capabilities, leasehold improvements, and related fixed assets, will make it more difficult for us to achieve profitability in the near term. Many of these investments will occur in advance of us experiencing any direct benefit and will make it difficult to determine if we are allocating our resources efficiently.
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

COVID-19 Update

In December 2019, a novel coronavirus and the resulting disease (“COVID-19”) was reported, and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. In February 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and in March 2020, the WHO characterized COVID-19 as a pandemic. We are continuing to ascertain the long-term impact of the COVID-19 pandemic on our business and the full effect on our results of operations in future quarters is uncertain, but in the near to intermediate term, we continue to expect our financial performance to be negatively impacted by the economic crisis arising from COVID-19. We continue to focus on supporting our employees, customers, and community. Our business continuity plans have continued to focus on the health and safety of our employees while continuing to drive innovation in customer experience solutions for our customers.

Since the advent of the COVID-19 pandemic, we continue to monitor and identify the major impacts of COVID-19, and as of the date of this filing, those impacts can generally be grouped in the following categories:

•Changing customer needs. Many of our customers and their needs have been significantly impacted by the COVID-19 pandemic, and we are continuing to adapt to those needs.

As commercial, personal, and social spheres continue to increasingly rely on online interactions and experiences worldwide, some of our customers’ products have seen increased usage, resulting in a greater demand on our hosting infrastructure, requiring increased attention from our product support teams to enable those customers to effectively use our solutions across existing and new use cases, and resulting in greater demand for our solutions. Conversely, due to cash flow pressures on organizations worldwide, we expect to continue to see the COVID-19 pandemic impact our ability to attract and retain organizations of all sizes. Continued decreased demand for our customers' products and services may and has resulted in lower demand for usage of our solutions and we expect such contraction to continue to outpace historical trends. Further, potential and current customers have and may continue to choose to delay their decisions to purchase our solutions or expand their use of our solutions as organizations reassess their ability to pay for business software. In an effort to retain and assist customers facing challenges during this time, for certain customers who have requested the ability to pay for our solutions over a longer time period or at a lower rate for usage of our solutions, we have continued to provide modified invoicing and subscription terms. The economic pressures affecting our customers and the resulting effects noted above have and will continue to have an effect on our operating results, including our cash flows.

We are continuing to understand the long-term net effect and anticipated future magnitude of the above factors on our results for future periods and such forecasts are inherently uncertain.

•Employee health and safety. We have continued to require all of our employees globally to work remotely, in order to minimize the spread of COVID-19 among our employee base and to comply with local regulations within the United States and internationally. We have invested resources in supporting our employees in a shift to remote work, including providing supplemental home office hardware, increasing the cadence of company-wide communications, and improving the frequency and effectiveness of employee feedback. Further, events which have highlighted systemic racial inequity worldwide have historically and will continue to negatively impact our employee well-being. We have and will continue to invest resources in improving our diversity, equity and inclusion initiatives for our employees and community.

While we have not observed significant impacts to the productivity of our workforce, we continue to have a limited history of remote working and the long-term impact on, and the resulting types of continuing investments necessary for, our employee base is uncertain.

•Evolving our organizational focus. In light of the need for organizations worldwide to assess an increasing reliance on online interactions resulting from COVID-19, we believe that our product and platform solutions will continue to play an increasingly essential role in customer experience for both current and potential customers. As some of our customers demonstrate a greater need to deploy customer experience solutions quickly and for new use cases, we believe in continuing our focus on providing solutions that are easy to implement, use, and scale, and have a quick time to value. We will increase our focus on those core strengths by continuing to simplify the experience of buying our solutions and enable our customers to provide a seamless omnichannel experiences to their customers.

Further, we continue to focus on being prudent in managing our operating expenses, which includes a significant decrease in our hiring plan for the near-to-intermediate term. While we believe that our teams have adapted to an increased focus on our core strengths and have appropriately shifted priorities to adjust to that plan, we are still assessing the impact such adjustment may have on long-term sales and product goals. If we do not manage to that impact appropriately, our long-term growth prospects may be harmed.

The broader implications of COVID-19 on our employees, our results of operations, and overall financial performance remain uncertain. We may continue to experience curtailed customer demand for our solutions that could materially adversely impact our business, results of operations, and overall financial performance in future periods. We may continue to experience deferred buying decisions from customers and increased contraction in, and churn of, our existing customer base. While our revenue can be relatively predictable as a result of our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. See the Risk Factors section for further discussion of the possible impact of the COVID-19 pandemic on our business.
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
Existing customers may also expand their utilization of our products by adding new accounts and a single consolidated organization or customer may have multiple accounts across each of our products to service separate subsidiaries, divisions, or work processes. Other than usage of our products through our omnichannel subscription offering, each of these accounts is also treated as a separate paid customer account. Other than paid accounts for Zendesk Connect, our marketing automation offering, an increase in the number of paid customer accounts generally correlates to an increase in the number of authorized agents licensed to use our products, which directly affects our revenue and results of operations. We view growth in this metric as a measure of our success in converting new sales opportunities. We had approximately 164,200 paid customer accounts as of June 30, 2020, including approximately 84,100 paid customer accounts on Support, approximately 40,600 paid customer accounts on Chat, and approximately 39,400 paid customer accounts on our other products. As the total number of paid customer accounts increases, we expect the rate of growth in the number of paid customer accounts to decline.
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

We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate annual recurring revenue across our products from paid customer accounts as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate annual recurring revenue across our products from the same customer base included in our measure of base revenue at the end of the annual period being measured. Our dollar-based net expansion rate is also adjusted to eliminate the effect of certain activities that we identify involving consolidation of customer accounts, or the split of a single paid customer account into multiple paid customer accounts. In addition, our dollar-based net expansion rate is adjusted to include paid customer accounts in the customer base used to determine retained revenue net of contraction and churn that share common corporate information with customers in the customer base that is used to determine our base revenue. Giving effect to this consolidation would result in our dollar-based net expansion rate being calculated across approximately 108,300 customers, as compared to the approximately 164,200 total paid customer accounts as of June 30, 2020. To the extent that we can determine that the underlying customers do not share common corporate information, we do not aggregate paid customer accounts associated with reseller and other similar channel arrangements for the purposes of determining our dollar-based net expansion rate. While not material, we believe the failure to account for these activities would otherwise skew our dollar-based net expansion metrics associated with customers that maintain multiple paid customer accounts across their products and paid customer accounts associated with reseller and other similar channel arrangements.
Our dollar-based net expansion rate was 111% as of June 30, 2020. We expect that, among other factors, our continued focus on adding larger paid customer accounts at the time of addition and the growth in our revenue will result in an overall decline in our dollar-based net expansion rate over time as our aggregate annual recurring revenue grows. Given the uncertainty of the economic conditions arising from the impact of COVID-19, in the near term, we expect that we may have a dollar-based net expansion rate that continues to fall below historical trends.
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
Sales and Marketing. Sales and marketing expenses consist of personnel costs (including salaries, share-based compensation, sales commissions, and benefits) for employees associated with our sales and marketing organizations, costs of marketing activities, and allocated shared costs. Marketing activities include online marketing initiatives, including digital advertising such as search engine, paid social, e-mail and product marketing, content marketing, user events, corporate communications, web marketing and optimization, and outbound list and contact generation. Sales commissions are considered incremental costs of obtaining customer contracts and are capitalized and amortized on a straight-line basis over the anticipated period of benefit, which we have determined to be three years.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income from marketable securities, foreign currency gains and losses, interest expense from our convertible senior notes, and loss on early extinguishment of debt. Interest expense includes amortization of the debt discount, amortization of issuance costs, and contractual interest expense.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$246,664	$194,583	$484,140	$376,068
Cost of revenue (1)	61,515	57,670	121,217	113,324
Gross profit	185,149	136,913	362,923	262,744
Operating expenses (1):
Research and development	59,003	50,510	119,424	97,301
Sales and marketing	121,397	94,746	245,707	186,447
General and administrative	36,247	43,019	70,573	74,271
Total operating expenses	216,647	188,275	435,704	358,019
Operating loss	(31,498)	(51,362)	(72,781)	(95,275)
Other expense, net:
Interest expense	(8,086)	(6,614)	(14,973)	(13,158)
Loss on early extinguishment of debt	(25,950)	—	(25,950)	—
Interest and other income, net	2,166	4,026	9,068	10,196
Total other expense, net	(31,870)	(2,588)	(31,855)	(2,962)
Loss before provision for income taxes	(63,368)	(53,950)	(104,636)	(98,237)
Provision for income taxes	1,288	591	2,804	1,024
Net loss	$(64,656)	$(54,541)	$(107,440)	$(99,261)
______________
(1) Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$5,187	$5,246	$10,246	$10,183
Research and development	12,529	11,911	25,155	23,548
Sales and marketing	17,573	13,575	34,132	25,973
General and administrative	8,423	13,019	16,261	20,704

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (2)	24.9	29.6	25.0	30.1
Gross profit	75.1	70.4	75.0	69.9
Operating expenses (2):
Research and development	23.9	26.0	24.7	25.9
Sales and marketing	49.2	48.7	50.8	49.6
General and administrative	14.7	22.1	14.6	19.7
Total operating expenses	87.8	96.8	90.1	95.2
Operating loss	(12.7)	(26.4)	(15.1)	(25.3)
Other expense, net:
Interest expense	(3.3)	(3.4)	(3.1)	(3.5)
Loss on early extinguishment of debt	(10.5)	—	(5.4)	—
Interest and other income, net	0.9	2.1	1.9	2.7
Total other expense, net	(12.9)	(1.3)	(6.6)	(0.8)
Loss before provision for income taxes	(25.6)	(27.7)	(21.7)	(26.1)
Provision for income taxes	0.5	0.3	0.6	0.3
Net loss	(26.1)%	(28.0)%	(22.3)%	(26.4)%
______________
(2) Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	2.1%	2.7%	2.1%	2.7%
Research and development	5.1	6.1	5.2	6.3
Sales and marketing	7.1	7.0	7.1	6.9
General and administrative	3.4	6.7	3.4	5.5
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, except percentages)
Revenue	$246,664	$194,583	27%	$484,140	$376,068	29%
Revenue increased $52 million, or 27%, and $108 million, or 29%, in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The increase in revenue was primarily due to the increase of subscription services revenue from new customer contracts, as well as expansions from existing customers.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, except percentages)
Cost of revenue	$61,515	$57,670	7%	$121,217	$113,324	7%
Gross margin	75.1%	70.4%		75.0	69.9
Cost of revenue increased $4 million, or 7%, and $8 million, or 7%, in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The overall increase was primarily due to increased hosting costs of $2 million and $3 million and increased third-party license fees of $1 million and $2 million, respectively. The increase in hosting costs was primarily driven by an increase in expenditures for third-party managed hosting services, and the increase in third-party license fees was driven by increased customer usage of certain product features.
Our gross margin increased by 4.7 and 5.1 percentage points in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, driven primarily by increased optimization of our personnel costs in our product support organization and efficiency from our hosting infrastructure, including our transition to third-party managed hosting services.
Operating Expenses
Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, except percentages)
Research and development	$59,003	$50,510	17%	$119,424	$97,301	23%
Research and development expenses increased $8 million, or 17%, and $22 million, or 23%, in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The overall increase was primarily due to increased employee compensation-related costs of $7 million and $17 million, respectively, driven by headcount growth. Further contributing to the overall increase was an increase in allocated shared costs of $1 million and $4 million, respectively.
Sales and Marketing Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, except percentages)
Sales and marketing	$121,397	$94,746	28%	$245,707	$186,447	32%
Sales and marketing expenses increased $27 million, or 28%, and $59 million, or 32%, in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The overall increase was primarily due to increased employee compensation-related costs, including amortization of deferred commissions, of $27 million and $50 million, respectively, driven by headcount growth, and an increase in allocated shared costs of $4 million and $9 million, respectively. The overall increase was partially offset by decreased marketing program costs of $4 million in the three months ended June 30, 2020, driven by reduced expenses for in-person marketing events due to the COVID-19 pandemic.
General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, except percentages)
General and administrative	$36,247	$43,019	(16)%	$70,573	$74,271	(5)%

General and administrative expenses decreased $7 million, or 16%, and $4 million, or 5%, in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The overall decrease was primarily due to acquisition related costs of $6 million associated with our acquisition of Smooch and accelerated retention compensation of $3 million recorded in the three months ended June 30, 2019. The overall decrease was partially offset by increased allowance for doubtful accounts of $2 million and $3 million, respectively, driven by customer collections concerns stemming from the COVID-19 pandemic.
Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, except percentages)
Interest expense	$(8,086)	$(6,614)	22%	$(14,973)	$(13,158)	14%
Loss on early extinguishment of debt	(25,950)	—	*	(25,950)	—	*
Interest and other income, net	2,166	4,026	(46)%	9,068	10,196	*
* not meaningful
Interest expense increased by $1 million and $2 million in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, primarily due to the issuance of the 2025 Notes. The loss on early extinguishment of debt was $26 million in each of the three and six months ended June 30, 2020, due to the 2023 Notes Partial Repurchase. Interest and other income, net decreased by $2 million and $1 million in the three and six months ended June 30, 2020, respectively, compared to the same period in 2019, primarily due to a decrease in interest rates.
Liquidity and Capital Resources
As of June 30, 2020, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,301 million, which were held for working capital and general corporate purposes. Our cash equivalents and marketable securities are comprised of money market funds, corporate bonds, commercial paper, asset-backed securities, U.S. Treasury securities, agency securities, and certificates of deposit.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$(53,320)	$36,827
Net cash provided by (used in) investing activities	29,902	(15,829)
Net cash provided by financing activities	527,598	23,441
To date, we have financed our operations primarily through customer payments for subscription services, the issuance of our convertible senior notes, and public and private equity financings. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, including timing of cash collections from our customers, and other risks detailed in the Risk Factors section. However, based on our current business plan and revenue prospects, we believe that our existing cash, cash equivalents, and marketable securities balances, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
In March 2018, we issued $575 million aggregate principal amount of 0.25% convertible senior notes due March 15, 2023 (refer to Note 8 of the notes to our consolidated financial statements for more information). As of the date of this filing, we have received one request for conversion for an immaterial amount. The convertible senior notes are not convertible during the three months ending September 30, 2020.
In June 2020, we issued $1,150 million aggregate principal amount of 0.625% convertible senior notes due June 15, 2025 (refer to Note 8 of the notes to our consolidated financial statements for more information). In connection with offering of the 2025 Notes, we used $618 million of the proceeds from the offering to repurchase a portion of the 2023 Notes, of which $39 million was related to repayment of debt discount and reflected as an outflow of operating activities. We also terminated a portion of our existing capped call in amounts corresponding to the principal of the 2023 Notes Partial Repurchase. The 2025 Notes are not convertible during the three months ended September 30, 2020.
We are in compliance with all covenants under both the 2025 Notes and the 2023 Notes as of June 30, 2020.
The impact of the 2023 Notes and the 2025 Notes on our liquidity will depend on whether we elect to settle any conversions in shares of our common stock or a combination of cash and shares. We currently intend to settle the principal amount of any converted convertible senior notes in cash.
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
Net cash used in operating activities in the six months ended June 30, 2020 was $53 million, reflecting our net loss of $107 million, adjusted by non-cash charges including share-based compensation expense of $86 million, loss on early extinguishment of debt of $26 million, depreciation and amortization of $22 million, amortization of deferred costs of $21 million, and amortization of debt discount and issuance costs of $14 million, partially offset by net changes in operating assets and liabilities of $81 million and repayment of debt discount of $39 million related to the 2023 Notes Partial Repurchase. The net outflow from changes in operating assets and liabilities was primarily attributable to an increase in deferred costs of $28 million, primarily including sales commissions, a decrease in accounts payable of $23 million due to timing of payments, an increase in accounts receivable of $21 million due to timing of customer billings and collections, and a change in our billing policy to invoice customers on the renewal date rather than 30 days in advance, effective in the first quarter of 2020. The net outflow was also due to a decrease in deferred revenue of $8 million, partially offset by an increase in accrued compensation and related benefits of $4 million.
Net cash provided by operating activities in the six months ended June 30, 2019 was $37 million, reflecting our net loss of $99 million, adjusted by non-cash charges including share-based compensation expense of $80 million, depreciation and amortization of $18 million, amortization of deferred costs of $15 million, amortization of debt discount and issuance costs of $12 million, and net changes in operating assets and liabilities of $10 million. The net changes in operating assets and liabilities were primarily attributable to an increase in deferred revenue of $39 million due to sales growth and the timing of customer billings, and an increase in accounts payable of $21 million due to timing of payments. These sources of cash flow were primarily offset by an increase in deferred costs of $24 million, primarily including sales commissions, and an increase in accounts receivable of $23 million due to the timing of customer billings and collections.
Investing Activities
Net cash provided by investing activities in the six months ended June 30, 2020 of $30 million was primarily attributable to proceeds from sales and maturities of marketable securities of $53 million, net of purchases, partially offset by purchases of property and equipment of $16 million, primarily associated with leasehold improvements for newly leased office facilities, capitalized internal-use software costs of $6 million related to the development of additional features and functionality for our platform, and strategic investment purchases of $2 million.
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

Financing Activities
Net cash provided by financing activities in the six months ended June 30, 2020 of $528 million was primarily attributable to proceeds from issuance of the 2025 Notes of $1,130 million, proceeds from termination of capped calls related to the 2023 Notes of $83 million, proceeds from our employee stock purchase plan of $19 million and proceeds from exercises of employee stock options of $9 million, partially offset by payment for the 2023 Notes Partial Repurchase of $579 million, purchase of capped calls related to the 2025 Notes of $130 million, and payments for withholding taxes related to net share settlement of RSUs of $4 million.
Net cash provided by financing activities in the six months ended June 30, 2019 of $23 million was primarily attributable to proceeds from our employee stock purchase plan of $15 million and proceeds from exercises of employee stock options of $13 million, partially offset by payments for withholding taxes related to net share settlement of RSUs of $5 million.
Critical Accounting Policies and Estimates
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
Contractual Obligations and Other Commitments
Our principal commitments consist of our convertible senior notes, obligations under operating leases for office space, and contractual commitments for third-party managed hosting and other support services. Except as discussed below, there were no material changes to our commitments under contractual obligations from those disclosed in our audited consolidated financial statements for the year ended December 31, 2019.
In June 2020, we issued $1,150 million aggregate principal amount of 0.625% convertible senior notes due June 15, 2025 and used $618 million of the net proceeds from the offering to repurchase $426 million aggregate principal amount of our existing convertible senior notes. Refer to Note 8 of the notes to our consolidated financial statements for more information.

Off-Balance Sheet Arrangements
Through June 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Rate Risk

While we primarily transact with customers in the U.S. dollar, we also transact in foreign currencies, including the Euro, British Pound Sterling, Australian Dollar, Singapore Dollar, Danish Krone, Brazilian Real, Philippine Peso, Japanese Yen, Indian Rupee, Polish Złoty, Canadian Dollar, and Mexican Peso due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. dollar for all international subsidiaries. Changes in the value of foreign currencies relative to the U.S. dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. As of June 30, 2020, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and marketable securities.
We operate a hedging program to mitigate the impact of foreign currency fluctuations on our cash flows and earnings. For additional information, see Note 3 of the notes to our condensed consolidated financial statements.
Interest Rate and Market Risk
We had cash, cash equivalents, and marketable securities totaling $1,301 million as of June 30, 2020, of which $1,157 million was invested in money market funds, corporate bonds, commercial paper, asset-backed securities, U.S. Treasury securities, agency securities, and certificates of deposit. The cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. Our debt securities are classified as “available for sale.” When the fair value of the security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in our consolidated statement of operations.
As of June 30, 2020, an immediate increase of 100-basis points in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $6 million. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
We had non-controlling equity investments in privately held companies totaling $12 million as of June 30, 2020. The fair value of these strategic investments may fluctuate depending on the financial condition and near-term prospects of these companies, and we may be required to record an impairment loss if the carrying value of these investments exceed their fair values.
In March 2018, we issued $575 million aggregate principal amount of 0.25% convertible senior notes due 2023. In June 2020, we issued $1,150 million aggregate principal amount of 0.625% convertible senior notes due 2025. In connection with offering of the 2025 Notes, we used part of the proceeds from the offering to repurchase a portion of the 2023 Notes. The fair values of our convertible senior notes are subject to interest rate risk, market risk and other factors due to the conversion feature. The fair values of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair values of our convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. Additionally, we carry the convertible senior notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of June 30, 2020 and the estimated impact on the fair value of the convertible senior notes (in thousands). The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value of the convertible senior notes.

Hypothetical change in Zendesk stock price	2023 Notes fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$241,111	$18,854	8.5%
No change	$222,257	$—	—%
10% decrease	$203,945	$(18,312)	(8.2)%

Hypothetical change in Zendesk stock price	2025 Notes fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$1,303,916	$76,176	6.2%
No change	$1,227,740	$—	—%
10% decrease	$1,153,554	$(74,186)	(6.0)%
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on management’s evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On October 24, 2019 and November 7, 2019, purported stockholders of the Company filed two putative class action complaints in the United States District Court for the Northern District of California, entitled Charles Reidinger v. Zendesk, Inc., et al., 3:19-cv-06968-CRB and Ho v. Zendesk, Inc., et al., No. 3:19-cv-07361-WHA, respectively, against the Company and certain of the Company’s executive officers. The complaints are nearly identical and allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Zendesk, Inc. common stock between February 6, 2019 and October 1, 2019, inclusive. The claims are based upon allegations that the defendants misrepresented and/or omitted material information in certain of our prior public filings. To this point, no discovery has occurred in these cases. The court has appointed a lead plaintiff and consolidated the various lawsuits into a single action (Case No. 3:19-cv-06968-CRB), and lead plaintiff filed its amended complaint on April 14, 2020 asserting the same alleged violations of securities laws as the initial complaints. On June 29, 2020, Zendesk and the executive officer defendants moved to dismiss the amended complaint. Lead Plaintiff has until August 28, 2020 to file an opposition to the motion to dismiss.

On June 2, 2020, a purported stockholder of the Company filed a derivative complaint in the United States District Court for the Northern District of California, entitled Anderson v. Svane, et al., 3:20-cv-03671, against certain of the Company’s executive officers and directors. The derivative complaint alleges breaches of fiduciary duty against all defendants and an insider trading claim, and violations of Section 10(b) of the Securities Exchange Act of 1934 against the officer defendants, purportedly on behalf of the Company itself. The claims are based on nearly identical allegations as the two putative class action complaints described above, namely that the defendants misrepresented and/or omitted material information in certain of our prior public filings. On June 29, 2020, the court stayed the derivative action until either the class action is dismissed with prejudice or class action defendants answer the complaint. On July 27, 2020, the court ordered the derivative action related to the class action.

The class action and derivative action are still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability to the individual defendants, if any. Management believes that the lawsuits lack merit and intends to vigorously defend the actions. We cannot predict the outcome of or estimate the possible loss or range of loss from the above described matter.

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

In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on business, consolidated balance sheets, results of operations, comprehensive loss, or cash flows. However, the outcome of these matters is inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts in excess of management’s expectations, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.

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

In March 2020, the World Health Organization declared the novel coronavirus and resulting COVID-19 disease ("COVID-19") a global pandemic. This contagious disease outbreak, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures, including imposing travel restrictions for our employees, mandating a global work from home policy, and shifting customer events to virtual-only experiences. Operationally, we have significantly decreased hiring and have increased our focus on being prudent in managing operating expenses. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, precautionary measures that have been adopted could negatively affect our customer success efforts, customer retention, sales and marketing efforts, delay and lengthen our sales cycles, affect our revenue growth rate, or create operational or other challenges, any of which could harm our business and results of operations. Additionally, our customers and potential customers may and have been exposed to similar operational considerations, resulting in significant pressures on their expenditures, resulting in a decreased demand for our solutions. For example, potential customers previously looking for usage of our software as a comprehensive solution to their customer experience needs may not have the sufficient resources to execute on that goal, negatively affecting the demand for our solutions.

In addition, COVID-19 may and has disrupted the operations of our customers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows. More generally, the outbreak of COVID-19 has adversely affected economies and financial markets globally, potentially leading to a prolonged economic downturn and disproportionate impacts to certain industries, which could decrease technology spending and adversely affect demand for our offerings and harm our business and results of operations.

It is not possible for us to estimate the duration or magnitude of the adverse results of the outbreak and its effects on our business, results of operations, or financial condition at this time as the impact will depend on future developments, which are highly uncertain and cannot be predicted. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
We have a history of losses and we expect our revenue growth rate to decline. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain our profitability.

We have incurred net losses in each year since our inception, including net losses of $65 million and $55 million in the three months ended June 30, 2020 and 2019, respectively, and $107 million and $99 million in the six months ended June 30, 2020 and 2019, respectively. We had an accumulated deficit of $806 million as of June 30, 2020. For the three months ended June 30, 2020 and 2019, our revenue was $247 million and $195 million, respectively, representing a 27% growth rate. For the six months ended June 30, 2020 and 2019, our revenue was $484 and $376 million, respectively, representing a 29% growth rate. Our historical revenue growth has been inconsistent, and should not be considered indicative of our future performance. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

•development of our existing product and platform solutions to appeal to as many types of organizations as possible, including investments in our research and development team, improvements to the scalability, availability, and security of our solutions;
•the development or acquisition of new product and platform solutions, features, and functionality;
•investments in our customer success program to ensure retention of current customers and expansion of use cases for our products with those customers;
•the integration of acquired products into our platform;
•enhancements to our network operations and infrastructure;
•sales and marketing;
•continued international investment in an effort to increase our customer base and sales; and
•general administration, including legal, accounting, and other expenses related to being a public company.
These investments may not result in increased revenue or growth of our business. If we fail to continue to grow our revenue, our operating results and business would be harmed.
Failure to effectively maintain and scale our sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our product and platform solutions.

Increasing our customer base and achieving broader market acceptance of our product and platform solutions will depend, to a significant extent, on our ability to effectively maintain and scale our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain certain of our new customers, including larger organizations. We plan to continue to invest in our direct sales force both domestically and internationally to increase the effectiveness of our sales motions and increase our sales capacity. During the twelve months ended June 30, 2020, our sales and marketing organization increased by approximately 400 employees to approximately 1,550 employees. There is significant competition for experienced sales and marketing professionals with the skills and technical knowledge that we require, both domestically and internationally. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales and marketing professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Our recent hires and planned hires may not become as productive as we anticipate as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. In territories outside the United States, recruiting and retention of our sales personnel may become increasingly difficult and costly, affecting our ability to compete in such jurisdictions. Further, as organizations worldwide adjust to additional precautions and safety measures related to decreasing the health risks of COVID-19, our ability to connect in person with our customers and potential customers may and has been negatively impacted, resulting in delayed sales cycles.
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

The success of the broader market acceptance of our product and platform solutions depends on offering solutions designed to give organizations of all sizes the ability to deliver powerful customer experiences with a focus on solutions that have the broadest market appeal across those organizations. Larger organizations may demand more features and integration services than small to midsized organizations. We may not be able to devote sufficient resources to developing those features and functionality in our solutions that are exclusively in demand by large organizations, which may negatively affect our potential sales to those organizations.
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

Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. With the introduction of new technologies, the evolution of our solutions, and new market entrants, we expect competition to intensify in the future. The market demands among small to midsized organizations can vary greatly, and as the barriers to entry are low into this market, new entrants or current competitors may be able to change branding, marketing, or sales strategy more quickly and effectively than us, resulting in a decreased ability for us to increase our marketing pipeline or sales. New entrants or current competitors may be able to develop products that mimic our new product releases and sell those products at a low price, which may result in reduced sales for our solutions. As organizations look to adapt and change to the new macroeconomic environment following the impact of COVID-19, particularly as new use cases are discovered for remote work and organizations shift to online solutions, we may not be able to develop sufficient features and functionality or adapt our product and platform solutions quickly enough to address those organizations’ changing needs.
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
In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions when the initial contract term expires and add additional authorized agents or additional product and platform solutions to their customer accounts. Even though the majority of our revenue is derived from subscriptions to our solutions that have terms longer than one month, a significant portion of the subscriptions to our solutions have monthly terms. Our customers have no obligation to renew their subscriptions, and our customers may not renew subscriptions with a similar contract period or with the same or a greater number of agents. Some of our customers have elected not to renew their agreements with us and it is difficult to accurately predict long-term customer retention. Because the revenue derived from our customers on contracts with monthly terms are often small and midsized organizations, and because small and midsized organizations can have liquidity and expense limitations more restrictive than large organizations, such revenue is particularly susceptible to changes in global demand arising from economic downturns (such as changes that may arise from the impact of COVID-19). Because a significant portion of the subscriptions to our solutions are comprised of such revenue, our results would be accordingly harmed. Our future success is also substantially dependent on our ability to expand our existing customers’ use of our solutions by expanding the number of solutions to which such customers subscribe. This may require increasingly sophisticated and costly sales efforts and may not result in additional sales.
Further, we have seen the impact of COVID-19 vary significantly across different industries. Certain industries have seen increased demand for their products and services as the needs of the economy shift, while other industries have struggled to maintain demand for their products and services consistent with historical levels. Our ability to retain current customers or sell additional solutions to those customers has and will depend on our ability to understand the varying impacts of COVID-19 on each industry. Because we have a limited history in understanding these impacts, our ability to adapt our sales and marketing initiatives to such changes may be uncertain and our ability to forecast rates of customer retention and expansion will be negatively impacted.
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

Our customer retention, our ability to sell additional product and platform solutions to existing customers, and the rate at which our existing customers purchase subscriptions to additional solutions may be impacted by a number of factors, including our customers’ satisfaction with our solutions, our product support, our prices, the prices of competing software systems, mergers and acquisitions affecting our customer base, the effects of global economic conditions, or reductions in our customers’ spending levels. For example, the impact of COVID-19 on the current economic environment has caused, and may in the future cause, customers to request the ability to pay for our solutions over a longer time period or request a lower rate for usage of our solutions. In addition, the rate at which our existing customers purchase subscriptions to additional solutions depends on a number of factors, including the perceived need for additional solutions to build better relationships between organizations and their customers. If our customers do not renew their subscriptions, renew on less favorable terms, fail to add more agents, or fail to purchase subscriptions to additional solutions, our revenue may decline, and we may not realize improved operating results from our customer base. A substantial proportion of our revenue derives from subscriptions to additional solutions by existing customers to expand their usage of our solutions. We believe that a customer’s decision to expand usage of our solutions can be impacted by a greater number of factors compared to the number of factors which can affect the initial adoption of Support. As the composition of our customer base becomes increasingly composed of larger organizations and we accordingly become increasingly dependent on such larger organizations choosing to expand their usage of our solutions, our results of operations may become harder to predict.
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
We have limited history in offering multiple product and platform solutions as part of a comprehensive customer experience solution to our customers. As we increase focus on the customer experience and increasingly seek to offer our solutions as part of a broader offering, we may discover challenges in creating an offering that achieves market acceptance and grows our business. In the three months ended June 30, 2020 and 2019, our research and development expenses were 24% and 26% of our revenue, respectively. In the six months ended June 30, 2020 and 2019, our research and development expenses were 25% and 26% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our operating results may be harmed and we may not realize the expected benefits of our strategy.
The success of any enhancement to our solutions depends on several factors, including timely completion, adequate quality testing, service reliability, and market acceptance. Any new solution or service that we develop may not be introduced in a timely or cost-effective manner, may contain defects, or may not achieve the market acceptance necessary to generate sufficient revenue. If we are unable to successfully develop new solutions or services, enhance our existing solutions to meet customer requirements, or otherwise gain market acceptance, our business and operating results will be harmed. In particular, as we continue to manage operational costs and decrease our hiring levels relative to historical periods, our long-term plans for the development of our products and services may be negatively impacted. While we believe refocusing on our core strengths in the near term places us in a position of strength in a changing economy, if we cannot offer new solutions which may require long-term investment in a timely manner to customers who request them, our ability to attract those customers may be negatively impacted and our business may be harmed.
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
Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our common stock could decline substantially. Some of the important factors that may cause our revenue, operating results, and cash flows to fluctuate from quarter to quarter include:

•the impact of the market volatility and economic downturn caused by COVID-19 or any other worldwide pandemic on our business, including but not limited to a decreased demand for our solutions and services, negative impacts on our revenue results, an increasing unpredictability in expenses and negative impacts to cash flow, and a decreased ability by our customers to pay for our solutions and services;
•our ability to attract new customers, retain and increase sales to existing customers, and satisfy our customers’ requirements;
•the impact of changes in customer retention for and revenue arising from customers who are small and midsized organizations as a significant portion of such customers are on monthly terms;
•the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;
•the rate of expansion and productivity of our sales force;
•general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional subscriptions, delay a prospective customer’s purchasing decision, reduce the value of new subscription contracts, or affect customer retention;
•changes in our or our competitors’ pricing policies;
•security breaches, technical difficulties, or service interruptions to our solutions;
•our ability to meet the increasing expectations on product functionality of larger organizations while continuing to maintain an easily accessible solution for organizations of all sizes;
•changes in our billing and invoicing policies and customer reception of those changes;
•new products, features, or functionalities introduced by our competitors;
•our investments in and our ability to successfully sell newly developed or acquired products, features, or functionality;
•increasing efforts by our customers to develop native applications as a substitute for our own;
•the timing of customer payments and payment defaults by customers;
•the timing of the grant, price of our common stock, or vesting of equity awards to employees;
•changes in the relative and absolute levels of professional services we provide;
•expenses such as litigation or other dispute-related settlement payments;
•changes in foreign currency exchange rates; and
•the impact of new accounting pronouncements.
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

We generally charge our customers for their use of our product and platform solutions based on the number of users they enable as ‘agents’ under their customer account, as well as the features and functionality enabled. The features and functionality we provide within our solutions enable our customers to promote customer self-service and otherwise efficiently and cost-effectively address product support requests without the need for substantial human interaction. As a result of these features, customer agent staffing requirements may be minimized and our revenue may be adversely impacted. Conversely, customers may overestimate their agent needs when they initially use our solutions, negatively affecting our ability to accurately forecast the number of agents our customers need in a period. Other than subscriptions related to the Support Suite, the Sell Suite and Duet, we generally require a separate subscription to enable the functionality of each of our solutions. Additionally, we may not yet offer pricing and packaging models that addresses the needs of potential customers and our current pricing model may be either too complex or too simple for organizations of different sizes. We are continuing to refine our pricing and packaging models as we adapt to a changing market, but we do not know whether our current or potential customers or the market in general will accept those refinements and, if it fails to gain acceptance, our business and results of operations could be harmed.

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
We plan our expenses based on certain assumptions about the length and variability of our sales cycle. These assumptions are based upon historical trends for sales cycles and conversion rates associated with our existing customers, many of whom to date have been small to midsized organizations that make purchasing decisions with limited interaction with our sales or other personnel. As we continue to become more dependent on sales to larger organizations, we expect our sales cycles to lengthen and become less predictable. This may adversely affect our financial results. Factors that may influence the length and variability of our sales cycle include:

•the competitive nature of evaluation and purchasing processes;
•the need to educate prospective customers about the uses and benefits of our product and platform solutions;
•the discretionary nature of purchasing and budget cycles and decisions;
•announcements or planned introductions of new solutions, features, or functionality by us or our competitors; and
•lengthy purchasing approval processes.
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
We have experienced and may continue to experience rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from approximately 3,280 employees as of June 30, 2019 to approximately 4,010 employees as of June 30, 2020. In addition, we have established subsidiaries in Denmark, the United Kingdom, Australia, Ireland, Japan, the Philippines, Brazil, Germany, India, Mexico, and South Korea since our inception in 2007, and, as a result of acquisitions, we also have subsidiaries in Singapore, France, Poland, and Canada. We may continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of customers, end users, transactions, and data that our solutions support. Finally, our organizational structure is becoming more complex and we may need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures, to manage this complexity. Further, as our employees work from geographic areas across the globe, we will require investment of resources and close monitoring of local regulations and requirements that continually change due to events that may have a global impact, such as the COVID-19 pandemic, and we may experience unpredictability in our expenses and employee work culture. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, simplicity in design, and attention to customer experience that has been critical to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the quality of our solutions and services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

Our international sales and operations subject us to additional risks that can adversely affect our business, operating results, and financial condition.
In the three months ended June 30, 2020 and 2019, we derived 47% and 48% of our revenue, respectively, from customers located outside of the United States. In the each of the six months ended June 30, 2020 and 2019, we derived 48% of our revenue from customers outside of the United States. We are continuing to invest in our international operations as part of our growth strategy. We currently have sales personnel and sales and product support operations in certain countries across North America, Europe, Australia, Asia, and South America. To date a very limited portion of our sales has been driven by resellers or other channel partners. We believe our ability to convince new customers to subscribe to our solutions or to convince existing customers to renew or expand their use of our solutions is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.
Our international operations subject us to a variety of additional risks and challenges, including:

•economic conditions in each country or region and general economic uncertainty around the world;
•the need for sales representatives to be recruited, hired, and retained locally in increasing numbers of countries abroad;
•increased management, travel, visa compliance, infrastructure, and legal compliance costs associated with having multiple international operations;
•longer payment cycles and difficulties in enforcing contracts, collecting accounts receivable, or satisfying revenue recognition criteria, especially in emerging markets;
•increased financial accounting and reporting burdens and complexities;
•requirements or preferences for domestic products;
•differing technical standards, existing or future regulatory and certification requirements and required features and functionality;
•compliance with foreign privacy and security laws and regulations and the risks and costs of non-compliance;
•burdens of complying with a variety of foreign laws, including laws related to content removal, data localization, and regulatory oversight;
•compliance with laws and regulations for foreign operations, including anti-bribery laws (such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. Travel Act, and the U.K. Bribery Act 2010), import and export controls laws, tariffs, trade barriers, economic sanctions, and other regulatory or contractual limitations on our ability to sell our solutions in certain foreign markets, and the risks and costs of non-compliance;
•heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact our financial results and result in restatements of our consolidated financial statements;
•fluctuations in foreign currency exchange rates and the related effect on our operating results;
•difficulties in repatriating or transferring funds from or converting currencies in certain countries;
•communication and integration problems related to entering new markets with different languages, cultures, and political systems;
•difficulties in adapting to global supply chain changes and delivery of equipment to employees in different jurisdictions;
•differing labor standards, including restrictions related to, and the increased cost of, terminating employees in some countries;
•the need for localized software and licensing programs;
•the need for localized language support;
•reduced protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad;
•compliance with the laws of numerous foreign tax jurisdictions, including withholding obligations, and overlapping of different tax regimes; and
•the impact of natural disasters, diseases and pandemics, such as COVID-19, and travel restrictions and other measures undertaken by governments in response to such issues.
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

Growth in sales of our services and solutions and customer retention are increasingly dependent on the trust of existing customers in and the perception by potential customers of the secure and reliable use of our solutions. As we develop our product and platform solutions to reflect our core strengths of simplicity, agility, and transparency in the customer experience for organizations of all sizes, we will continue to focus on developing a sophisticated product and information security program that minimizes vulnerabilities and protects our customers’ data. If we fail to meet our customers’ expectations in maintaining that trust, our customer retention will decrease, our perception in the market will be harmed, and our results of operations will be negatively affected.
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
Our continued growth depends in part on the ability of our existing and potential customers to access our solutions at any time and within an acceptable amount of time. Our solutions are proprietary, and we rely on the expertise of members of our engineering, operations, and software development teams for their continued performance. We have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users simultaneously accessing our solutions, distributed denial of service attacks, or other security related incidents, which may affect and have affected our perception of reliability with customers. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our solutions become more complex and our user traffic increases. If any of our solutions are unavailable or if our users are unable to access our solutions within a reasonable amount of time or at all, our business would be negatively affected. In addition, a significant portion of our infrastructure does not implement multi-region data replication. Therefore, in the event of any of the factors described above, or certain other failures of our infrastructure, customer data may and have been permanently lost. Moreover, some of our customer agreements and certain subscription plans include performance guarantees and service level standards that obligate us to provide credits or termination rights in the event of a significant disruption in our services. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.
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
•increasing price terms, including establishing more favorable relationships or pricing terms with one or more of our competitors;
•maintaining control over the pricing models of those hosting services for when customers experience unique spikes in demand and usage;
•terminating or seeking to terminate the contractual relationship altogether; or
•modifying or interpreting its terms of service or other policies in a manner that impacts our ability to run our businesses and operations.
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

Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if announced, may not be completed. For one or more of these transactions, we may:

•issue additional equity securities that would dilute our existing stockholders;

•use cash that we may need in the future to operate our business;
•encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures;
•incur large charges or substantial liabilities;
•incur debt on terms unfavorable to us or that we are unable to repay;
•divert our resources to understand and comply with new jurisdictions if such acquired company is in a new country and/or;
•become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges.
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

Personal privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions where we offer our solutions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state, and foreign government bodies and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use, and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and consumer protection agencies. For example, California recently enacted the California Consumer Privacy Act, or CCPA, that, among other things, requires covered entities to provide new disclosures to California consumers, affords such consumers new abilities to opt-out of certain sales of personal information, and gives such consumers a private right of action to enforce data breaches resulting from the covered entity’s violation of its duty to implement and maintain reasonable security measures. We cannot yet predict the full impact of the CCPA on our business or operations, or predict any future changes to the language of the CCPA, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. In addition, other states in the United States have proposed laws regarding privacy and data protection that contain obligations similar to the CCPA, and the federal government is contemplating privacy legislation.

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
On July 16, 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield on the grounds that the Privacy Shield failed to offer adequate protections to EU personal data transferred to the U.S. While our Binding Corporate Rules and our Standard Contractual Clauses provide an alternative to our Privacy Shield certification for legalizing EU-U.S. data flows, the decision (and certain regulatory guidance issued in its wake) casts doubt on the legality of EU-U.S. data flows in general. Any inability to transfer personal data from the EU to the U.S. in compliance with data protection laws may impede our ability to attract and retain customers and adversely affect our business and financial position.

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
Our solutions must integrate with a variety of network, hardware, and software platforms, and we need to continuously modify and enhance our product and platform solutions to adapt to changes in cloud-enabled hardware, software, networking, browser, and database technologies. In particular, we have developed our solutions to be able to easily integrate with third-party SaaS applications, including the applications of software providers that compete with us, through the interaction of application platform interfaces, or APIs. To date, we have not typically relied on a long-term written contract to govern our relationship with these providers. Instead, we are typically subject to the standard terms and conditions for application developers of such providers, which govern the distribution, operation, and fees of such software systems, and which are subject to change by such providers from time to time. To the extent that we do not have long-term written contracts to govern our relationship with these providers, we rely on the fact that the providers of such software systems continue to allow us access to their APIs to enable these customer integrations. Our business may be harmed if any provider of such software systems:

•discontinues or limits our access to its APIs;
•modifies its terms of service or other policies, including fees charged to, or other restrictions on, us or other application developers;
•changes how customer information is accessed by us or our customers;
•establishes more favorable relationships with one or more of our competitors; or

•otherwise favors its own competitive offerings over ours.
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

We were founded in Denmark in 2007 and were headquartered in Denmark until we reincorporated in Delaware in 2009. Today, we generally conduct our international operations through subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships and transactions are subject to complex regulations, including transfer pricing regulations administered by taxing authorities in various jurisdictions. Our tax returns are generally subject to examination by taxing authorities and the relevant taxing authorities may disagree with our transfer pricing practices and procedures, including our determinations as to the value of assets sold or acquired or income and expenses attributable to specific jurisdictions or transactions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations.

Additionally, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The United States recently enacted significant tax reform, and certain provisions of the new law may potentially adversely affect us in the future. For example, the Tax Cuts and Jobs Act’s “base erosion and anti-abuse tax” provision, and the regulations issued thereunder, which we may be subject to in the future, could adversely impact our effective tax rate by limiting our ability to deduct certain expenses. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition, or results of operations may be adversely impacted.
If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2020, we had a net balance of $202 million of goodwill and intangible assets related to business acquisitions. An adverse change in market conditions, particularly a change resulting in a significant decrease in our share price, or if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2019, we had federal and state net operating loss carryforwards, or NOLs, of $948 million and $412 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, including in connection with our initial public offering or our follow-on public offering. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. Our NOLs generated before fiscal year 2018 are subject to a 20-year carryover limitation and may expire if unused within that period. There is also a risk that due to legislative changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. In addition, under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, the amount of NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

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
The trading price of our common stock has been, and may continue to be, volatile and could fluctuate widely regardless of our operating performance. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•actual or anticipated fluctuations in our operating results;
•the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates, and publication of other news by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•ratings changes by any securities analysts who follow our company;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole;

•the short and long-term impact of the COVID-19 outbreak, including on the global economy, our results of operations, software spending and business continuity;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•developments or disputes concerning our intellectual property or our solutions, or third-party proprietary rights;
•announced or completed acquisitions of businesses or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•any major change in our board of directors or management;
•sales of shares of our common stock by us or our stockholders;
•lawsuits threatened or filed against us; and
•other events or factors, including those resulting from war, incidents of terrorism, public health crises or responses to these events.
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
As of June 30, 2020, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 30% of our outstanding common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to exert significant influence in matters requiring stockholder approval. For example, these stockholders may be able to exert significant influence in elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our certificate of incorporation and bylaws include provisions that:

•authorize our board of directors to issue, without further action by our stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of our stockholders can be called only by our board of directors, the Chair of our board of directors, or our Chief Executive Officer;

•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•establish that our board of directors is divided into three classes, Class I, Class II, and Class III, with each class serving three-year staggered terms;
•prohibit cumulative voting in the election of directors;
•provide that our directors may be removed only for cause;
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•require the approval of our board of directors or the holders of at least 75% of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation.
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

In March 2018, we issued $575 million in aggregate principal amount of 0.25% convertible senior notes due 2023 (the “2023 Notes”), in a private offering. The interest rate on the 2023 Notes is fixed at 0.25% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year. In June 2020, we issued $1,150 million aggregate principal amount of 0.625% convertible senior notes due 2025 in a private offering (the “2025 Notes,” and together with the 2023 Notes, the “Notes”). The interest rate on the 2025 Notes is fixed at 0.625% per annum and is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. In connection with the offering of the 2025 Notes, the Company used $618 million of the net proceeds from the offering of the 2025 Notes to repurchase $426 million aggregate principal amount of the 2023 Notes in cash through individual privately negotiated transactions (the “2023 Notes Partial Repurchase”). As of the repurchase date, the carrying value of the 2023 Notes subject to the 2023 Notes Partial Repurchase, net of unamortized debt discount and issuance costs, was $367 million. The 2023 Notes Partial Repurchase resulted in a $26 million loss on early debt extinguishment. As of June 30, 2020, $149 million of principal remains outstanding on the 2023 Notes. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As disclosed in Note 8 to our condensed consolidated financial statements, the conditional conversion feature of the 2023 Notes that is based on the closing stock price of our common stock during the last 30 trading days of a calendar quarter was triggered as of June 30, 2019, and the 2023 Notes were convertible at the option of the holders, in whole or in part, between July 1, 2019 and September 30, 2019. Those same conditional conversion features of the Notes were not triggered as of June 30, 2020, and the Notes are not convertible between July 1, 2020 and September 30, 2020. Whether the Notes will be convertible following such calendar quarter will depend on the satisfaction of this conditional conversion feature or another conversion condition in the future.

In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. We have classified the Notes as a long-term liability on the condensed consolidated balance sheet as of June 30, 2020. As of the date of this filing, we have received one request for conversion for an immaterial amount of 2023 Notes.

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

In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. For example, in July 2019, the Financial Accounting Standards Board published an exposure draft proposing to amend these accounting standards to eliminate the treasury stock method for convertible instruments and instead require application of the “if-converted” method. Under that method, if it is adopted, diluted earnings per share would generally be calculated assuming that all the notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be antidilutive. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected in periods when we report net income.
Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT
INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36456	3.1	August 7, 2014
3.2	Amended and Restated By-laws of the Registrant.	8-K/A	001-36456	3.1	February 7, 2018
4.1	Indenture, dated as of June 16, 2020, between Zendesk, Inc. and Wilmington Trust, National Association, as trustee.	8-K	001-36456	4.1	June 17, 2020
4.2	Form of 0.625% Convertible Senior Notes due 2025 (included in Exhibit 4.1).	8-K	001-36456	4.2	June 17, 2020
10.1	Form of Capped Call Transaction Confirmation.	8-K	001-36456	10.1	June 17, 2020
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zendesk, Inc.
Date: July 31, 2020	By:	/s/ Elena Gomez
Elena Gomez
Chief Financial Officer (Principal Financial Officer)