Form 10-Q
period 2020-09-30
Zendesk, Inc.
filed 2020-10-30
CIK 1463172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File Number: 001-36456

ZENDESK, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware			26-4411091
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

989 Market Street	San Francisco	California	94103
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code: (415) 418-7506

1019 Market Street, San Francisco, California 94103
(Former name, former address and former fiscal year, if changed since last report)

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
As of October 29, 2020, there were 116,676,682 shares of the registrant’s common stock outstanding.

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

•worldwide economic conditions and their impact on information technology spending;
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
•our ability to effectively manage our growth and future expenses;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ZENDESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and shares)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$383,318	$196,591
Marketable securities	559,682	286,958
Accounts receivable, net of allowance for doubtful accounts of $9,322 and $2,846 as of September 30, 2020 and December 31, 2019, respectively	151,160	127,808
Deferred costs	44,722	35,619
Prepaid expenses and other current assets	50,047	45,847
Total current assets	1,188,929	692,823
Marketable securities, noncurrent	407,141	361,948
Property and equipment, net	102,098	102,090
Deferred costs, noncurrent	42,256	35,230
Lease right-of-use assets	89,477	89,983
Goodwill and intangible assets, net	199,607	206,883
Other assets	24,731	25,632
Total assets	$2,054,239	$1,514,589
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,237	$38,376
Accrued liabilities	33,720	36,347
Accrued compensation and related benefits	89,179	61,512
Deferred revenue	324,766	320,642
Lease liabilities	22,300	21,804
Convertible senior notes, net	130,615	—
Total current liabilities	610,817	478,681
Convertible senior notes, net	925,007	483,464
Deferred revenue, noncurrent	2,885	3,320
Lease liabilities, noncurrent	80,507	83,478
Other liabilities	4,904	7,662
Total liabilities	1,624,120	1,056,605
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,164	1,130
Additional paid-in capital	1,273,242	1,155,044
Accumulated other comprehensive income	2,560	591
Accumulated deficit	(846,847)	(698,781)
Total stockholders’ equity	430,119	457,984
Total liabilities and stockholders’ equity	$2,054,239	$1,514,589
See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$261,926	$210,477	$746,066	$586,545
Cost of revenue (1)	62,819	59,210	184,036	172,534
Gross profit	199,107	151,267	562,030	414,011
Operating expenses (1):
Research and development	64,842	54,528	184,266	151,829
Sales and marketing	123,737	99,303	369,442	285,750
General and administrative	38,854	32,864	109,427	107,135
Total operating expenses	227,433	186,695	663,135	544,714
Operating loss	(28,326)	(35,428)	(101,105)	(130,703)
Other income (expense), net:
Interest expense	(14,087)	(6,727)	(29,060)	(19,885)
Loss on early extinguishment of debt	—	—	(25,950)	—
Interest and other income, net	3,683	7,567	12,750	17,764
Total other income (expense), net	(10,404)	840	(42,260)	(2,121)
Loss before provision for (benefit from) income taxes	(38,730)	(34,588)	(143,365)	(132,824)
Provision for (benefit from) income taxes	1,973	(364)	4,777	661
Net loss	$(40,703)	$(34,224)	$(148,142)	$(133,485)
Net loss per share, basic and diluted	$(0.35)	$(0.31)	$(1.29)	$(1.21)
Weighted-average shares used to compute net loss per share, basic and diluted	115,809	111,261	114,653	109,969
(1) Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$4,831	$5,397	$15,077	$15,580
Research and development	13,921	12,169	39,076	35,717
Sales and marketing	19,335	13,839	53,467	39,813
General and administrative	8,176	7,244	24,437	27,948

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(40,703)	$(34,224)	$(148,142)	$(133,485)
Other comprehensive income (loss), before tax:
Net unrealized gain (loss) on available-for-sale investments	(1,361)	161	2,817	5,794
Net unrealized gain (loss) on derivative instruments	388	(2,216)	(848)	360
Other comprehensive income (loss), before tax	(973)	(2,055)	1,969	6,154
Tax effect	699	236	—	(1,477)
Other comprehensive income (loss), net of tax	(274)	(1,819)	1,969	4,677
Comprehensive loss	$(40,977)	$(36,043)	$(146,173)	$(128,808)

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2020						Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	115,186	$1,150	$1,212,471	$2,834	$(806,145)	$410,310	110,698	$1,106	$1,053,488	$772	$(628,389)	$426,977
Issuance of common stock upon exercise of stock options	577	6	15,483	—	—	15,489	433	4	8,763	—	—	8,767
Issuance of common stock for settlement of RSUs and PRSUs	700	8	(1,998)	—	—	(1,990)	786	9	(2,330)	—	—	(2,321)
Share-based compensation	—	—	47,271	—	—	47,271	—	—	39,809	—	—	39,809
Other comprehensive loss, net of tax	—	—	—	(274)	—	(274)	—	—	—	(1,819)	—	(1,819)
Net loss	—	—	—	—	(40,703)	(40,703)	—	—	—	—	(34,224)	(34,224)
Other	—	—	15	—		15	—	—	—	—	—	—
Balances at end of period	116,463	$1,164	$1,273,242	$2,560	$(846,848)	$430,119	111,917	$1,119	$1,099,730	$(1,047)	$(662,613)	$437,189

	Nine Months Ended September 30, 2020						Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	113,081	$1,130	$1,155,044	$591	$(698,781)	$457,984	108,037	$1,080	$950,693	$(5,724)	$(529,128)	$416,921
Issuance of common stock upon exercise of stock options	911	9	24,582	—	—	24,591	1,060	11	21,966	—	—	21,977
Issuance of common stock for settlement of RSUs and PRSUs	2,118	21	(6,150)	—	—	(6,129)	2,446	24	(7,426)	—	—	(7,402)
Issuance of common stock in connection with employee stock purchase plan	353	4	19,948	—	—	19,952	374	4	15,308	—	—	15,312
Share-based compensation	—	—	135,326	—	—	135,326	—	—	119,189	—	—	119,189
Equity component of 2025 convertible senior notes	—	—	216,026	—	—	216,026	—	—	—	—	—	—
Purchase of capped calls related to 2025 convertible senior notes	—	—	(129,950)	—	—	(129,950)	—	—	—	—	—	—
Equity component of partial repurchase of 2023 convertible senior notes	—	—	(224,639)	—	—	(224,639)	—	—	—	—	—	—
Proceeds from capped calls related to 2023 convertible senior notes	—	—	83,040	—	—	83,040	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	1,969	—	1,969	—	—	—	4,677	—	4,677
Net loss	—	—	—	—	(148,142)	(148,142)	—	—	—	—	(133,485)	(133,485)
Other	—	—	15	—	75	90	—	—	—	—	—	—
Balances at end of period	116,463	1,164	1,273,242	2,560	(846,848)	430,119	111,917	1,119	1,099,730	(1,047)	(662,613)	437,189
See Notes to Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(148,142)	$(133,485)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	32,602	27,792
Share-based compensation	132,057	119,058
Amortization of deferred costs	32,390	22,983
Amortization of debt discount and issuance costs	26,230	18,831
Loss on early extinguishment of debt	25,950	—
Repayment of convertible senior notes attributable to debt discount	(38,637)	—
Other	6,135	958
Changes in operating assets and liabilities:
Accounts receivable	(33,035)	(19,832)
Prepaid expenses and other current assets	(3,116)	(10,997)
Deferred costs	(47,292)	(35,257)
Lease right-of-use assets	15,472	14,022
Other assets and liabilities	(1,022)	(4,141)
Accounts payable	(26,208)	22,591
Accrued liabilities	1,569	520
Accrued compensation and related benefits	18,252	3,349
Deferred revenue	4,369	45,683
Lease liabilities	(17,503)	(15,025)
Net cash provided by (used in) operating activities	(19,929)	57,050
Cash flows from investing activities
Purchases of property and equipment	(19,489)	(25,628)
Internal-use software development costs	(10,901)	(5,007)
Purchases of marketable securities	(701,367)	(374,706)
Proceeds from maturities of marketable securities	281,476	146,171
Proceeds from sales of marketable securities	105,506	300,632
Business combinations, net of cash acquired	—	(70,794)
Purchases of strategic investments	(1,500)	(500)
Sales of strategic investments	1,577	—
Net cash used in investing activities	(344,698)	(29,832)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $21,010	1,128,990	—
Purchase of capped calls related to 2025 convertible senior notes	(129,950)	—
Payments for 2023 convertible senior notes partial repurchase	(578,973)	—
Proceeds from capped calls related to 2023 convertible senior notes	83,040	—
Proceeds from exercises of employee stock options	24,591	21,977
Proceeds from employee stock purchase plan	28,913	23,057
Taxes paid related to net share settlement of share-based awards	(6,127)	(7,402)
Net cash provided by financing activities	550,484	37,632
Effect of exchange rate changes on cash, cash equivalents and restricted cash	237	85
Net increase in cash, cash equivalents and restricted cash	186,094	64,935
Cash, cash equivalents and restricted cash at beginning of period	199,905	128,876
Cash, cash equivalents and restricted cash at end of period	$385,999	$193,811

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$383,318	$190,892
Restricted cash included in prepaid expenses and other current assets	1,957	2,197
Restricted cash included in other assets	724	722
Total cash, cash equivalents and restricted cash	$385,999	$193,811

Supplemental cash flow data
Cash paid for interest	$1,174	$1,438
Cash paid for taxes	$3,093	$4,013
Non-cash investing and financing activities
Balance of property and equipment in accounts payable and accrued expenses	$1,642	$12,467
Share-based compensation capitalized in internal-use software development costs	$2,536	$1,379
Share-based compensation capitalized in deferred costs	$1,229	$1,023
Property and equipment acquired through tenant improvement allowances	$110	$414
Asset retirement obligations incurred	$—	$1,196
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

In December 2019, the novel coronavirus and resulting disease (“COVID-19”) was reported and in March 2020 the World Health Organization declared it a pandemic. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, and impact on our employees, as discussed in more detail in the Overview section. During fiscal year 2020, this uncertainty has resulted in a higher level of judgment related to our estimates and assumptions concerning variable consideration related to revenue recognition, the estimate of credit losses for accounts receivable, and impairment of strategic investments. For example, the uncertainty around our customers who have faced continued cash flow pressure and decreased demand for their products and services had a variable impact on our revenue from variable consideration and the allowance for credit losses. As of the date of issuance of the financial statements, we are not aware of any specific events or circumstances that would require us to update our estimates, judgments, or to revise the carrying values of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.
Concentrations of Risk
As of September 30, 2020 and December 31, 2019, no customers represented 10% or greater of our total accounts receivable balance. There were no customers that individually exceeded 10% of our revenue during the three and nine months ended September 30, 2020 or 2019.
Recently Issued Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board, or FASB, issued ASU 2020-06, regarding ASC Topic 470 “Debt” and ASC Topic 815 “Derivatives and Hedging,” which reduces the number of accounting models for convertible instruments and amends the calculation of diluted earnings per share for convertible instruments, among other changes. The guidance is effective for annual reporting periods beginning after December 15, 2021, including interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB, issued ASU 2016-13, including subsequent amendments, regarding ASC Topic 326 “Measurement of Credit Losses on Financial Instruments,” which modifies the accounting methodology for most financial instruments. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information, including reasonable and supportable forecasts of future economic conditions. Additionally, any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. We adopted this standard in the first quarter of 2020. The adoption did not have a material effect on our consolidated financial statements.
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
Note 3. Financial Instruments

Investments
The following tables present information about our financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurement at September 30, 2020
	Level 1	Level 2	Total
Description
U.S. Treasury securities	$—	$414,594	$414,594
Corporate bonds	—	368,935	368,935
Money market funds	175,750	—	175,750
Asset-backed securities	—	92,099	92,099
Commercial paper	—	49,786	49,786
Agency securities	—	81,003	81,003
Certificates of deposit	—	5,500	5,500
Total	$175,750	$1,011,917	$1,187,667
Included in cash and cash equivalents			$220,844
Included in marketable securities			$966,823

	Fair Value Measurement at December 31, 2019
	Level 1	Level 2	Total
Description
Corporate bonds	$—	$418,005	$418,005
Asset-backed securities	—	124,046	124,046
U.S. Treasury securities	—	94,731	94,731
Money market funds	70,455	—	70,455
Commercial paper	—	13,548	13,548
Certificates of deposit and time deposits	—	1,144	1,144
Agency securities	—	920	920
Total	$70,455	$652,394	$722,849
Included in cash and cash equivalents			$73,943
Included in marketable securities			$648,906

As of September 30, 2020 and December 31, 2019, there were no securities within Level 3 of the fair value hierarchy. There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2020.
As of September 30, 2020, gross unrealized gains and losses for marketable securities were $7 million and not material, respectively. The aggregate amortized cost basis for cash equivalents and marketable securities was $1,181 million and excludes accrued interest of $3 million. The aggregate fair value of securities with unrealized losses was $147 million.
As of December 31, 2019, gross unrealized gains and losses for marketable securities were $4 million and not material, respectively. The aggregate amortized cost basis for cash equivalents and marketable securities was $719 million and excludes accrued interest of $4 million. The aggregate fair value of securities with unrealized losses was $45 million.
Unrealized losses for securities that have been in an unrealized loss position for more than 12 months as of September 30, 2020 and December 31, 2019 were not material. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period. We intend to hold our marketable securities to maturity and it is unlikely that they would be sold before their cost bases are recovered.
The following table classifies our marketable securities by contractual maturity (in thousands):

	September 30, 2020	December 31, 2019
Due in one year or less	$559,682	$286,958
Due after one year and within five years	407,141	361,948
Total	$966,823	$648,906

As of September 30, 2020 and December 31, 2019, the balance of strategic investments without readily determinable fair values was $11 million. There have been no adjustments to the carrying values of strategic investments resulting from impairments or observable price changes. During the three months ended September 30, 2020, we received proceeds of approximately $2 million on the sale of a strategic investment and realized a gain of approximately $1 million, which was recorded in interest and other income, net.
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
We include time value related to our cash flow hedges for effectiveness testing purposes and the entire change in the unrecognized value of our hedge contracts is recorded in accumulated other comprehensive income, or AOCI. As of September 30, 2020, the balance of AOCI included an immaterial unrecognized net gain related to the changes in the fair value of foreign currency forward contracts designated as cash flow hedges. We expect to reclassify an immaterial net gain into earnings over the next 12 months associated with our cash flow hedges.
The following tables present information about our derivative instruments on our consolidated balance sheets (in thousands):

	September 30, 2020
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$4,042	Accrued liabilities	$3,882
Total		$4,042		$3,882

	December 31, 2019
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$2,385	Accrued liabilities	$1,975
Total		$2,385		$1,975

Our foreign currency forward contracts had a total notional value of $280 million and $260 million as of September 30, 2020 and December 31, 2019, respectively. We have a master netting arrangement with each of our counterparties, which permit net settlement of multiple, separate derivative contracts with a single payment. GAAP permits companies to present the fair value of derivative instruments on a net basis according to master netting arrangements. We have elected to present our derivative instruments on a gross basis in our consolidated financial statements. We do not enter into any derivative contracts for trading or speculative purposes. As of September 30, 2020 and December 31, 2019, there was no cash collateral posted with counterparties. All derivatives have been designated as hedging instruments.
The following table presents information about our foreign currency forward contracts on our condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
Classification	2020	2019	2020	2019
Revenue	$100	$652	$1,222	$1,684
Cost of revenue	163	(274)	(701)	(1,141)
Research and development	174	(280)	(671)	(1,045)
Sales and marketing	366	(519)	(1,350)	(1,939)
General and administrative	108	(226)	(374)	(723)
Total	$911	$(647)	$(1,874)	$(3,164)
The gain recognized in AOCI related to foreign currency forward contracts was $1 million for the three months ended September 30, 2020. The loss recognized in AOCI related to foreign currency forward contracts was $3 million for the nine months ended September 30, 2020. The loss recognized in AOCI related to foreign currency forward contracts was $3 million for both the three and nine months ended September 30, 2019, respectively.

The cash flow effects related to foreign currency forward contracts are included within operating activities on our consolidated statements of cash flows.
Convertible Senior Notes
As of September 30, 2020, the fair values of our 0.25% convertible senior notes due 2023 and our 0.625% convertible senior notes due 2025 were $254 million and $1,366 million, respectively. The fair values were determined based on the quoted price of the convertible senior notes in an inactive market on the last traded day of the quarter and have been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $102.92 on the last trading day of the quarter, the if-converted value of the 2025 convertible senior notes did not exceed the principal amount of $1,150 million, and the if-converted value of the 2023 convertible senior notes exceeded the remaining principal amount by $94 million as of September 30, 2020.
Note 4. Costs to Obtain Customer Contracts
The balances of deferred costs to obtain customer contracts were $87 million and $71 million as of September 30, 2020 and December 31, 2019, respectively. Amortization expense for these deferred costs was $12 million and $8 million for the three months ended September 30, 2020 and 2019, respectively and $32 million and $23 million for the nine months ended September 30, 2020 and 2019, respectively. There were no impairment losses related to these deferred costs for the periods presented.

Note 5. Property and Equipment
Property and equipment, net consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Leasehold improvements	$91,323	$83,968
Capitalized internal-use software	49,056	38,437
Computer equipment and licensed software and patents	30,837	27,309
Furniture and fixtures	16,777	16,332
Construction in progress	10,442	8,647
Total	198,435	174,693
Less: accumulated depreciation and amortization	(96,337)	(72,603)
Property and equipment, net	$102,098	$102,090

Depreciation expense was $7 million and $5 million for the three months ended September 30, 2020 and 2019, respectively, and $20 million and $15 million for the nine months ended September 30, 2020 and 2019, respectively.

Amortization expense of capitalized internal-use software was $2 million for each of the three months ended September 30, 2020 and 2019, and $5 million for each of the nine months ended September 30, 2020 and 2019. The carrying values of capitalized internal-use software as of September 30, 2020 and December 31, 2019 were $30 million and $23 million, respectively, including $10 million and $8 million in construction in progress, respectively.

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
The following tables present information about leases on our consolidated balance sheet (in thousands):

	September 30, 2020	December 31, 2019
Assets
Lease right-of-use assets	$89,477	$89,983
Liabilities
Lease liabilities	22,300	21,804
Lease liabilities, noncurrent	80,507	83,478

As of September 30, 2020, the weighted average remaining lease term was 5.9 years and the weighted average discount rate was 4.8%.
The following table presents information about leases on our consolidated statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease expense	$6,573	$6,382	$19,590	$17,221
Short-term lease expense	128	168	451	2,037
Variable lease expense	1,412	1,607	4,614	4,835
Sublease income	(422)	(560)	(1,281)	(1,353)
The following table presents supplemental cash flow information about our leases (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$24,029	$15,197
Operating lease assets obtained in exchange for new lease liabilities	14,960	27,559

As of September 30, 2020, remaining maturities of lease liabilities are as follows:

Remainder of 2020	$4,897
2021	28,183
2022	25,877
2023	17,088
2024	7,667
Thereafter	33,892
Total lease payments	117,604
Less imputed interest	14,797
Total	$102,807

The table above excludes future payments of $9 million related to signed leases that have not yet commenced.

Note 7. Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2020 are as follows (in thousands):

Balance as of December 31, 2019	$169,647
Goodwill adjustments	15
Balance as of September 30, 2020	$169,662
Acquired intangible assets subject to amortization consist of the following (in thousands):

	As of September 30, 2020
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
				(In years)
Developed technology	$30,200	$(9,833)	$20,367	4.3
Customer relationships	14,710	(5,424)	9,286	4.2
Backlog	3,200	(2,908)	292	0.6
	$48,110	$(18,165)	$29,945

	As of December 31, 2019
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
				(In years)
Developed technology	$39,000	$(14,492)	$24,508	4.9
Customer relationships	15,210	(3,882)	11,328	4.8
Backlog	3,200	(1,800)	1,400	1.0
	$57,410	$(20,174)	$37,236

During the second quarter of 2020, we removed developed technology and customer relationship intangible assets from our consolidated balance sheet, which had become fully amortized. Amortization expense of acquired intangible assets was $2 million and $3 million for the three months ended September 30, 2020 and 2019, respectively, and $7 million and $8 million for the nine months ended September 30, 2020 and 2019, respectively.
Estimated future amortization expense as of September 30, 2020 is as follows (in thousands):

Remainder of 2020	$2,011
2021	7,603
2022	7,437
2023	6,658
2024	4,616
Thereafter	1,620
$29,945

Note 8. Convertible Senior Notes
2025 Convertible Senior Notes

In June 2020, we issued $1,150 million aggregate principal amount of 0.625% convertible senior notes due June 15, 2025 in a private offering, the “2025 Notes.” The 2025 Notes are senior unsecured obligations and bear interest at a fixed rate of 0.625% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. The total net proceeds from the offering, after deducting initial purchase discounts and estimated debt issuance costs, were approximately $1,129 million.

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

During the three months ended September 30, 2020, the conditions allowing holders of the 2025 Notes to convert were not met.

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

The net carrying amount of the liability component of the 2025 Notes is as follows (in thousands):

	September 30, 2020	December 31, 2019
Principal	$1,150,000	$—
Unamortized Debt Discount	(208,764)	—
Unamortized issuance costs	(16,241)	—
Net carrying amount	$924,995	$—

The net carrying amount of the equity component of the 2025 Notes is as follows (in thousands):

	September 30, 2020	December 31, 2019
Debt Discount for Conversion Option	$220,061	$—
Issuance costs	(4,035)	—
Net carrying amount	$216,026	$—

Interest expense related to the 2025 Notes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contractual interest expense	$1,797	$—	$2,076	$—
Amortization of Debt Discount	9,785	—	11,297	—
Amortization of issuance costs	660	—	761	—
Total interest expense	$12,242	$—	$14,134	$—

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

In connection with the offering of the 2025 Notes, we used $618 million of the net proceeds from the offering of the 2025 Notes to repurchase $426 million aggregate principal amount of the 2023 Notes in cash through individual privately negotiated transactions (the “2023 Notes Partial Repurchase”). Of the $618 million consideration, $393 million and $225 million were allocated to the debt and equity components on our consolidated balance sheets, respectively, utilizing an effective interest rate to determine the fair value of the liability component. The fair value of the liability component is estimated by calculating the present value of expected cash flows using an interest rate that reflects our incremental borrowing rate, with an estimated adjustment for our credit standing on nonconvertible debt with similar maturity. As of the repurchase date, the carrying value of the 2023 Notes subject to the 2023 Notes Partial Repurchase, net of unamortized debt discount and issuance costs, was $367 million. The 2023 Notes Partial Repurchase resulted in a $26 million loss on early debt extinguishment. Additionally, $39 million of the total consideration was related to repayment of the debt discount and reflected as a cash outflow from operating activities. As of September 30, 2020, $149 million of principal remains outstanding on the 2023 Notes.

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

During the three months ended September 30, 2020, the conditions allowing holders of the 2023 Notes to convert were met. The 2023 Notes are therefore convertible during the three months ending December 31, 2020, and are classified as a current liability as of September 30, 2020. To date, we have received one request for conversion for an immaterial amount of 2023 Notes.

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

The net carrying amount of the liability component of the 2023 Notes is as follows (in thousands):

	September 30, 2020	December 31, 2019
Principal	$149,194	$575,000
Unamortized Debt Discount	(17,028)	(84,037)
Unamortized issuance costs	(1,551)	(7,499)
Net carrying amount	$130,615	$483,464

The net carrying amount of the equity component of the 2023 Notes is as follows (in thousands):

	September 30, 2020	December 31, 2019
Debt Discount for Conversion Option	$32,427	$124,976
Issuance costs	(765)	(2,948)
Net carrying amount	$31,662	$122,028

Interest expense related to the 2023 Notes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contractual interest expense	$93	$359	$770	$1,078
Amortization of Debt Discount	1,614	5,902	13,097	17,479
Amortization of issuance costs	135	464	1,075	1,352
Total interest expense	$1,842	$6,725	$14,942	$19,909

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

In June 2020, and in connection with the 2023 Notes Partial Repurchase, we terminated 2023 Capped Calls corresponding to approximately 6.7 million shares for cash proceeds of $83 million. The proceeds were recorded as an increase to additional paid-in capital in the condensed consolidated balance sheets. As of September 30, 2020, there remains outstanding 2023 Capped Calls giving the Company the option to purchase approximately 2.4 million shares (subject to adjustment).

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
On October 24, 2019 and November 7, 2019, purported stockholders of the Company filed two putative class action complaints in the United States District Court for the Northern District of California, entitled Charles Reidinger v. Zendesk, Inc., et al., 3:19-cv-06968-CRB and Ho v. Zendesk, Inc., et al., No. 3:19-cv-07361-WHA, respectively, against the Company and certain of the Company’s executive officers. The complaints are nearly identical and allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Zendesk, Inc. common stock between February 6, 2019 and October 1, 2019, inclusive. The claims are based upon allegations that the defendants misrepresented and/or omitted material information in certain of our prior public filings. To this point, no discovery has occurred in these cases. The court has appointed a lead plaintiff and consolidated the various lawsuits into a single action (Case No. 3:19-cv-06968-CRB), and lead plaintiff filed its amended complaint on April 14, 2020 asserting the same alleged violations of securities laws as the initial complaints. On June 29, 2020, Zendesk and the executive officer defendants moved to dismiss the amended complaint. Lead Plaintiff opposed that motion and it is set for hearing on November 12, 2020.

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
Note 10. Common Stock and Stockholders’ Equity
Common Stock
As of September 30, 2020 and December 31, 2019, there were 400 million shares of common stock authorized for issuance with a par value of $0.01 per share and 116.4 million and 113.1 million shares were issued and outstanding, respectively.
Preferred Stock
As of each of September 30, 2020 and December 31, 2019, there were 10 million shares of preferred stock authorized for issuance with a par value of $0.01 per share and no shares of preferred stock were issued or outstanding.
Employee Equity Plans
Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan, or ESPP, eligible employees are granted options to purchase shares of our common stock through payroll deductions. The ESPP provides for 18-month offering periods, which include three six-month purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of an offering period or the fair market value of our common stock at the end of the purchase period. During the three and nine months ended September 30, 2020, none and 0.4 million shares of common stock were purchased under the ESPP, respectively. Pursuant to the terms of the ESPP, the number of shares reserved under the ESPP increased by 1.1 million shares on January 1, 2020. As of September 30, 2020, 5.1 million shares of common stock were available for issuance under the ESPP.
Stock Option and Grant Plans
Our board of directors adopted the 2009 Stock Option and Grant Plan, or the 2009 Plan, in July 2009. The 2009 Plan was terminated in connection with our initial public offering in May 2014, and accordingly, no shares are available for issuance under this plan. The 2009 Plan continues to govern outstanding awards granted thereunder.
Our 2014 Stock Option and Incentive Plan, or the 2014 Plan, serves as the successor to our 2009 Plan. Pursuant to the terms of the 2014 Plan, the number of shares reserved for issuance under the 2014 Plan increased by 5.7 million shares on January 1, 2020. As of September 30, 2020, we had 15.0 million shares of common stock available for future grants under the 2014 Plan.
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
A summary of our share-based award activity for the nine months ended September 30, 2020 is as follows (in thousands, except per share information):

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Outstanding RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
				(In years)
Outstanding — January 1, 2020	11,613	4,860	$24.08	5.85	$255,536	5,361	$55.00	$410,804
Increase in authorized shares	5,654	—	—	—	—	—	—	—
Stock options granted	(572)	572	87.65	—	—	—	—	—
RSUs granted	(2,435)	—	—	—	—	2,435	83.65
Stock options exercised		(912)	26.97	—	—	—	—	—
RSUs vested	—	—	—	—	—	(2,057)	53.67	—
Stock options forfeited or canceled	144	(144)	54.27	—	—	—	—	—
RSUs forfeited or canceled	555	—	—	—	—	(555)	61.19	—
RSUs forfeited or canceled and unavailable for grant	—	—	—	—	—	(13)	23.44	—
PRSUs forfeited	35	—	—	—	—	—	—	—
Outstanding — September 30, 2020	14,994	4,376	$30.79	5.45	$315,837	5,171	$68.44	$532,210

The restricted stock units, or RSUs, forfeited or canceled and unavailable for grant relate to our employment inducement awards. The aggregate intrinsic value for options outstanding represents the difference between the closing market price of our common stock on the last trading day of the reporting period and the exercise price of outstanding, in-the-money options.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2020 and 2019 was $54 million and $63 million, respectively. The intrinsic value for options exercised represents the difference between the exercise price and the market value on the date of exercise. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2020 and 2019 was $31.41 and $28.65, respectively.

The total fair value of RSUs vested during the nine months ended September 30, 2020 and 2019 was $168 million and $191 million, respectively. The fair value of RSUs vested represents market value on the vesting date. The weighted-average grant date fair value of RSUs granted during the nine months ended September 30, 2020 and 2019 was $83.65, and $74.39, respectively.
As of September 30, 2020, we had a total of $373 million in future expense related to our stock options and RSUs to be recognized over a weighted average period of 2.7 years.
Performance Restricted Stock Units
During the three months ended September 30, 2018, the compensation committee of our board of directors granted performance-based restricted stock units, or PRSUs, representing 0.2 million shares of common stock, the substantial majority of which were granted in connection with the acquisition of FutureSimple Inc. The PRSUs vest in four semi-annual tranches through March 2021. The PRSUs include a service condition and a performance condition related to the attainment of semi-annual performance targets approved and communicated in advance of each performance period. For the three and nine months ended September 30, 2020, we recorded $3 million and $5 million of share-based compensation expense related to the PRSUs, respectively. For the three and nine months ended September 30, 2019, we recorded $2 million and $6 million of share-based compensation expense related to PRSUs, respectively, including a one-time charge related to accelerated retention compensation. For the three and nine months ended September 30, 2020, 36 thousand and 62 thousand PRSUs were vested, respectively. For the three and nine months ended September 30, 2019, 48 thousand PRSUs were vested. The total future expense related to the PRSUs will be based on the fair value of the underlying shares on the grant date for each performance tranche.

Note 11. Deferred Revenue and Performance Obligations
The changes in the balances of deferred revenue are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance, beginning of period	$316,113	$287,349	$323,962	$247,962
Billings	273,464	216,075	749,755	631,530
Subscription and services revenue	(249,052)	(201,498)	(707,715)	(559,911)
Other revenue*	(12,874)	(8,979)	(38,351)	(26,634)
Balance, end of period	$327,651	$292,947	$327,651	$292,947
*Other revenue primarily includes implementation and training services, Talk usage, and amounts from contract assets.
For the three months ended September 30, 2020 and 2019, the majority of revenue recognized was from the deferred revenue balances at the beginning of each period. For the nine months ended September 30, 2020 and 2019, less than half of revenue recognized was from the deferred revenue balances at the beginning of each period.
The aggregate balance of remaining performance obligations as of September 30, 2020 was $800 million. We expect to recognize $560 million of the balance as revenue in the next 12 months and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized, including contracted revenue from renewals, and does not include contract amounts which are cancelable by the customer and amounts associated with optional renewal periods.
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
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(40,703)	$(34,224)	$(148,142)	$(133,485)
Weighted-average shares used to compute basic and diluted net loss per share	115,809	111,261	114,653	109,969
Net loss per share, basic and diluted	$(0.35)	$(0.31)	$(1.29)	$(1.21)

The anti-dilutive securities excluded from the shares used to calculate diluted net loss per share are as follows (in thousands):

	As of September 30,
	2020	2019
Shares subject to outstanding common stock options and employee stock purchase plan	4,607	5,323
Restricted stock units	5,171	5,908
Shares related to convertible senior notes	770	2,138
	10,548	13,369

The shares related to convertible senior notes in the table above are calculated based on the average market price of our common stock for the three months ended September 30, 2020 and 2019, respectively.

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

Note 13. Income Taxes
We reported income tax expense of $2 million for the three months ended September 30, 2020 and an immaterial benefit from income taxes in the three months ended September 30, 2019. For the nine months ended September 30, 2020 and 2019, we reported income tax expense of $5 million and $1 million, respectively. The effective tax rate for each period differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for U.S. losses due to having a full valuation allowance against U.S. deferred tax assets.
Note 14. Geographic Information
Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.
Revenue
The following table presents our revenue by geographic area, as determined based on the billing address of our customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$136,491	$110,964	$391,025	$306,880
EMEA	73,798	59,196	210,487	166,728
APAC	28,954	22,981	81,105	63,715
Other	22,683	17,336	63,449	49,222
Total	$261,926	$210,477	$746,066	$586,545
Long-Lived Assets
The following table presents our long-lived assets by geographic area (in thousands):

	As of September 30, 2020	As of December 31, 2019
United States	$90,113	$91,532
EMEA:
Republic of Ireland	38,724	42,500
Other EMEA	3,531	3,725
Total EMEA	42,255	46,225
APAC:
Singapore	21,114	25,988
Other APAC	7,218	5,362
Total APAC	28,332	31,350
Other	414	417
Total	$161,114	$169,524

The table above includes property and equipment and lease right-of-use assets and excludes capitalized internal-use software and intangible assets.

Note 15. Subsequent Event

In October 2020, our board of directors determined that the Company will no longer continue to occupy the leased premises located at 1019 Market Street and 988 Market Street, San Francisco, California 94103. As a result, we expect to record an impairment charge of approximately $13 to $17 million, primarily related to lease right-of-use assets and leasehold improvements. We intend to pay all rental payments due and payable by us pursuant to the lease, which total approximately $12 million, plus additional operating costs. The actual amount and timing of the impairments and the cash outflows are dependent on the outcome of negotiations with landlords and potential subtenants, and the timing of completion of lease decommissioning activities, which we expect to complete on or before March 31, 2021.

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
We additionally offer Zendesk Sell, sales customer relationship management software that complements our mission in delivering solutions that provide a better customer experience, the Zendesk Sell Suite, an omnichannel solution which provides Sell and Chat among other features and functionality together for a single price, Zendesk Gather, a product solution that enables companies to provide trusted and transparent support to customers through online community forums, Zendesk Sunshine, a customer relationship management platform which enables organizations to connect and integrate customer data generated through our product solutions, and Zendesk Sunshine Conversations, a messaging platform solution that allows businesses to integrate messaging through social channels and directly interact and transact with customers.
We offer a range of subscription account plans for our solutions that vary in price based on functionality, type, and the amount of product support we offer. We also offer a range of additional features that customers can purchase and add to their subscriptions.
For the three months ended September 30, 2020 and 2019, our revenue was $262 million and $210 million, respectively, representing a 24% growth rate. For the nine months ended September 30, 2020 and 2019, our revenue was $746 million and $587 million, respectively, representing a 27% growth rate. For the three months ended September 30, 2020 and 2019, we derived $125 million, or 48%, and $100 million, or 47%, respectively, of our revenue from customers located outside of the United States. For the nine months ended September 30, 2020 and 2019, we derived $355 million, or 48%, and $280 million, or 48%, respectively, of our revenue from customers located outside of the United States. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. For the three months ended September 30, 2020 and 2019, we generated net losses of $41 million and $34 million, respectively. For the nine months ended September 30, 2020 and 2019, we generated net losses of $148 million and $133 million, respectively.

The growth of our business and our future success depend on many factors, including our ability to continue to innovate, further develop our product and platform solutions geared towards the entire customer experience, build brand recognition and scalable solutions for larger organizations, maintain our leadership in the small and midsized business market, add new customers, generate additional revenue from our existing customer base, and increase our global customer footprint. While these areas represent significant opportunities for us, we also face significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results, including continuing uncertainties related to the COVID-19 pandemic. We anticipate that we will continue to invest in our operations. The expected expenditures that we anticipate will be necessary to manage our anticipated growth, including personnel costs, expenditures relating to hosting capabilities, leasehold improvements, and related fixed assets, will make it more difficult for us to achieve profitability in the near term. Many of these investments will occur in advance of us experiencing any direct benefit and will make it difficult to determine if we are allocating our resources efficiently.
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
We expect our operating expenses to continue to increase in absolute dollars in future periods. We have invested, and expect to continue to invest, in our software development efforts to broaden the functionality of our existing solutions, to further integrate these solutions and services, and to introduce new solutions. We plan to continue to invest in our sales and marketing organizations, particularly in connection with our efforts to expand our customer base and expand usage of our solutions. We also expect to continue to incur additional general and administrative costs in order to support the growth of our business and the infrastructure required to comply with our obligations as a public company.

COVID-19 Update

In December 2019, a novel coronavirus and the resulting disease (“COVID-19”) was reported, and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. In February 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and in March 2020, the WHO characterized COVID-19 as a pandemic. We are continuing to ascertain the long-term impact of the COVID-19 pandemic on our business and the full effect on our results of operations in future quarters is uncertain, but in the near to intermediate term, we continue to expect our financial performance to be impacted by the economic crisis arising from COVID-19. We continue to focus on supporting our employees, customers, and community. Our business continuity plans have continued to focus on the health and safety of our employees while continuing to drive innovation in customer experience solutions for our customers.

Since the advent of the COVID-19 pandemic, we continue to monitor and identify the major impacts of COVID-19, and as of the date of this filing, those impacts can generally be grouped in the following categories:

•Changing customer needs. Many of our customers and their needs have been and continue to be impacted by the COVID-19 pandemic, and we are continuing to adapt to those needs.

As commercial, personal, and social spheres continue to increasingly rely on online interactions and experiences worldwide, some of our customers’ businesses have seen increased activity or have begun to use our solutions in novel ways. Conversely, due to cash flow pressures on organizations worldwide, we expect to continue to see the COVID-19 pandemic impact our ability to attract and retain organizations of all sizes. Continued decreased demand for our customers' products and services may and has resulted in lower demand for usage of our solutions and we expect such contraction to continue to outpace historical trends. Further, potential and current customers may continue to choose to delay their decisions to purchase our solutions or expand their use of our solutions as organizations reassess their ability to pay for business software. Other customers have adapted to the new environment and have decided to proceed with previously delayed purchases of our solutions. The economic pressures affecting our customers and the resulting effects, including those noted above, have and will continue to have an effect on our operating results, including our cash flows.

We are continuing to understand the long-term net effect and anticipated future magnitude of the various factors introduced by COVID on our results for future periods and such forecasts are inherently uncertain.

•Employee health and safety. We have continued to require all of our employees globally to work remotely, in order to minimize the spread of COVID-19 among our employee base and to comply with local regulations within the United States and internationally. We have invested resources in supporting our employees in a shift to remote work, including providing supplemental home office hardware, increasing the cadence of company-wide communications, improving the frequency and effectiveness of employee feedback, and analyzing current and future real estate needs. Further, events which have highlighted systemic racial inequity worldwide have historically and will continue to negatively impact our employee well-being. We have and will continue to invest resources in improving our diversity, equity and inclusion initiatives for our employees and community, including programs designed to improve recruiting and retention and reduce attrition for employees from underrepresented groups and increasing engagement with community organizations.

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

The broader implications of COVID-19 on our employees, our results of operations, and overall financial performance remain uncertain. We may continue to experience curtailed customer demand for our solutions that could materially adversely impact our business, results of operations, and overall financial performance in future periods. Because we primarily have a subscription-based business model which generally results in recognition of revenue in subsequent periods originating from customer contracts executed in prior periods, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. See the Risk Factors section for further discussion of the possible impact of the COVID-19 pandemic on our business.
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
Existing customers may also expand their utilization of our products by adding new accounts and a single consolidated organization or customer may have multiple accounts across each of our products to service separate subsidiaries, divisions, or work processes. Other than usage of our products through our omnichannel subscription offering, each of these accounts is also treated as a separate paid customer account. Other than paid accounts for Zendesk Connect, our marketing automation offering, an increase in the number of paid customer accounts generally correlates to an increase in the number of authorized agents licensed to use our products, which directly affects our revenue and results of operations. We view growth in this metric as a measure of our success in converting new sales opportunities. We had approximately 169,600 paid customer accounts as of September 30, 2020, including approximately 86,700 paid customer accounts on Support, approximately 39,900 paid customer accounts on Chat, and approximately 43,000 paid customer accounts on our other products. As the total number of paid customer accounts increases, we expect the rate of growth in the number of paid customer accounts to decline.
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
We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate annual recurring revenue across our products from paid customer accounts as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate annual recurring revenue across our products from the same customer base included in our measure of base revenue at the end of the annual period being measured. Our dollar-based net expansion rate is also adjusted to eliminate the effect of certain activities that we identify involving consolidation of customer accounts, or the split of a single paid customer account into multiple paid customer accounts. In addition, our dollar-based net expansion rate is adjusted to include paid customer accounts in the customer base used to determine retained revenue net of contraction and churn that share common corporate information with customers in the customer base that is used to determine our base revenue. Giving effect to this consolidation would result in our dollar-based net expansion rate being calculated across approximately 111,000 customers, as compared to the approximately 169,600 total paid customer accounts as of September 30, 2020. To the extent that we can determine that the underlying customers do not share common corporate information, we do not aggregate paid customer accounts associated with reseller and other similar channel arrangements for the purposes of determining our dollar-based net expansion rate.
Our dollar-based net expansion rate was 112% as of September 30, 2020. We expect that, among other factors, our continued focus on adding larger paid customer accounts at the time of addition and the growth in our revenue will result in an overall decline in our dollar-based net expansion rate over time as our aggregate annual recurring revenue grows. Given the uncertainty of the economic conditions arising from the impact of COVID-19, in the near term, we expect that we may have a dollar-based net expansion rate that continues to fall below historical trends.
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
We focus our sales and marketing efforts on generating awareness of our solutions, establishing and promoting our brand, and cultivating a community of successful and vocal customers. We plan to continue investing in sales and marketing by increasing the number of sales employees, developing our marketing teams, improving our demand generation strategies, and building brand awareness, which we believe will enable us to add new customers and increase penetration within our existing customer base. Because we do not have a long history of undertaking or growing many of these activities, we cannot predict whether, or to what extent, our revenue will increase as we invest in these strategies. We expect our sales and marketing expenses to continue to increase in absolute dollars and continue to be our largest operating expense category for the foreseeable future. Our sales and marketing expenses as a percentage of our revenue over time may fluctuate from period to period depending on fluctuations in revenue and the timing and extent of our sales and marketing expenses.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income from marketable securities, strategic investment gains and losses, foreign currency gains and losses, interest expense from our convertible senior notes, and loss on early extinguishment of debt. Interest expense includes amortization of the debt discount, amortization of issuance costs, and contractual interest expense.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$261,926	$210,477	$746,066	$586,545
Cost of revenue (1)	62,819	59,210	184,036	172,534
Gross profit	199,107	151,267	562,030	414,011
Operating expenses (1):
Research and development	64,842	54,528	184,266	151,829
Sales and marketing	123,737	99,303	369,442	285,750
General and administrative	38,854	32,864	109,427	107,135
Total operating expenses	227,433	186,695	663,135	544,714
Operating loss	(28,326)	(35,428)	(101,105)	(130,703)
Other income (expense), net:
Interest expense	(14,087)	(6,727)	(29,060)	(19,885)
Loss on early extinguishment of debt	—	—	(25,950)	—
Interest and other income, net	3,683	7,567	12,750	17,764
Total other income (expense), net	(10,404)	840	(42,260)	(2,121)
Loss before provision for (benefit from) income taxes	(38,730)	(34,588)	(143,365)	(132,824)
Provision for (benefit from) income taxes	1,973	(364)	4,777	661
Net loss	$(40,703)	$(34,224)	$(148,142)	$(133,485)
______________
(1) Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$4,831	$5,397	$15,077	$15,580
Research and development	13,921	12,169	39,076	35,717
Sales and marketing	19,335	13,839	53,467	39,813
General and administrative	8,176	7,244	24,437	27,948

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (2)	24.0	28.1	24.7	29.4
Gross profit	76.0	71.9	75.3	70.6
Operating expenses (2):
Research and development	24.8	25.9	24.7	25.9
Sales and marketing	47.2	47.2	49.5	48.7
General and administrative	14.8	15.6	14.7	18.3
Total operating expenses	86.8	88.7	88.9	92.9
Operating loss	(10.8)	(16.8)	(13.6)	(22.3)
Other income (expense), net:
Interest expense	(5.4)	(3.2)	(3.9)	(3.4)
Loss on early extinguishment of debt	—	—	(3.5)	—
Interest and other income, net	1.4	3.6	1.7	3.0
Total other income (expense), net	(4.0)	0.4	(5.7)	(0.4)
Loss before provision for (benefit from) income taxes	(14.8)	(16.4)	(19.3)	(22.7)
Provision for (benefit from) income taxes	0.8	(0.2)	0.6	0.1
Net loss	(15.6)%	(16.2)%	(19.9)%	(22.8)%
______________

(2) Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	1.8%	2.6%	2.0%	2.7%
Research and development	5.3	5.8	5.2	6.1
Sales and marketing	7.4	6.6	7.2	6.8
General and administrative	3.1	3.4	3.3	4.8
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, except percentages)
Revenue	$261,926	$210,477	24%	$746,066	$586,545	27%
Revenue increased $51 million, or 24%, and $160 million, or 27%, in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increase in revenue was primarily due to the increase of subscription services revenue from new customer contracts, as well as expansions from existing customers.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, except percentages)
Cost of revenue	$62,819	$59,210	6%	$184,036	$172,534	7%
Gross margin	76.0%	71.9%		75.3	70.6
Cost of revenue increased $4 million, or 6%, and $12 million, or 7%, in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The overall increase was primarily due to increased hosting costs of $3 million and $6 million and increased third-party license fees of $1 million and $3 million, respectively, driven by increased customer usage. Contributing to the overall increase in the nine months ended September 30, 2020 was an increase of $2 million in employee compensation related costs mainly driven by headcount growth.
Our gross margin increased by 4.1 and 4.7 percentage points in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, driven primarily by increased optimization of our personnel costs in our product support organization and efficiency from our hosting infrastructure, including our transition to third-party managed hosting services.
Operating Expenses
Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, except percentages)
Research and development	$64,842	$54,528	19%	$184,266	$151,829	21%
Research and development expenses increased $10 million, or 19%, and $32 million, or 21%, in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The overall increase was primarily due to increased employee compensation-related costs of $10 million and $27 million, respectively, driven by headcount growth in both periods, including incentive compensation for the three months ended September 30, 2020. Further contributing to the overall increase was an increase in allocated shared costs of $1 million and $4 million, respectively.

Sales and Marketing Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, except percentages)
Sales and marketing	$123,737	$99,303	25%	$369,442	$285,750	29%
Sales and marketing expenses increased $24 million, or 25%, and $84 million, or 29%, in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The overall increase was primarily due to increased employee compensation-related costs, including amortization of deferred commissions, of $25 million and $76 million, respectively, driven by headcount growth, and an increase in allocated shared costs of $4 million and $13 million, respectively. The overall increase was partially offset by decreased travel and marketing program costs of $5 million and $9 million for each period, respectively, driven by reduced in-person activities due to the COVID-19 pandemic.
General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, except percentages)
General and administrative	$38,854	$32,864	18%	$109,427	$107,135	2%
General and administrative expenses increased $6 million, or 18%, and $2 million, or 2%, in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The overall increase was primarily due to increased employee compensation-related costs of $4 million and $6 million, respectively, due to headcount growth in both periods, including incentive compensation for the three months ended September 30, 2020. The overall increase was also driven by an increase in allowance for doubtful accounts of $2 million and $4 million, respectively, driven by customer collections concerns stemming from the COVID-19 pandemic. Further contributing to the overall increase was an increase in allocated shared costs of $1 million in the nine months ended September 30, 2020. The overall increase was partially offset by acquisition related costs of $6 million associated with our acquisition of Smooch and accelerated retention compensation of $3 million recorded in the three months ended June 30, 2019.
Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, except percentages)
Interest expense	$(14,087)	$(6,727)	109%	$(29,060)	$(19,885)	46%
Loss on early extinguishment of debt	—	—	*	(25,950)	—	*
Interest and other income, net	3,683	7,567	(51)%	12,750	17,764	(28)%
* not meaningful
Interest expense increased by $7 million and $9 million in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, primarily due to the issuance of the 2025 Notes. The loss on early extinguishment of debt of $26 million in the nine months ended September 30, 2020 was due to the 2023 Notes Partial Repurchase. Interest and other income, net decreased by $4 million and $5 million in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, primarily due to a decrease in interest rates, partially offset by a gain on the sale of a strategic investment of $1 million in the three months ended September 30, 2020.
Liquidity and Capital Resources
As of September 30, 2020, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,350 million, which were held for working capital and general corporate purposes. Our cash equivalents and marketable securities are comprised of U.S. Treasury securities, corporate bonds, money market funds, asset-backed securities, commercial paper, agency securities, and certificates of deposit.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$(19,929)	$57,050
Net cash used in investing activities	(344,698)	(29,832)
Net cash provided by financing activities	550,484	37,632

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
In March 2018, we issued $575 million aggregate principal amount of 0.25% convertible senior notes due March 15, 2023 (refer to Note 8 of the notes to our consolidated financial statements for more information). As of the date of this filing, we have received one request for conversion for an immaterial amount. The 2023 Notes are convertible during the three months ending December 31, 2020.
In June 2020, we issued $1,150 million aggregate principal amount of 0.625% convertible senior notes due June 15, 2025 (refer to Note 8 of the notes to our consolidated financial statements for more information). In connection with offering of the 2025 Notes, we used $618 million of the proceeds from the offering to repurchase a portion of the 2023 Notes, of which $39 million was related to repayment of the debt discount and was reflected as a cash outflow from operating activities. We also terminated a portion of our existing capped call in amounts corresponding to the principal of the 2023 Notes Partial Repurchase. The 2025 Notes are not convertible during the three months ending December 31, 2020.
We are in compliance with all covenants under both the 2023 Notes and the 2025 Notes as of September 30, 2020.
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

Net cash used in operating activities in the nine months ended September 30, 2020 was $20 million, reflecting our net loss of $148 million, adjusted by non-cash charges including share-based compensation expense of $132 million, loss on early extinguishment of debt of $26 million, depreciation and amortization of $33 million, amortization of deferred costs of $32 million, and amortization of debt discount and issuance costs of $26 million, partially offset by repayment of debt discount of $39 million related to the 2023 Notes Partial Repurchase, and net changes in operating assets and liabilities of $89 million. The net outflow from changes in operating assets and liabilities was primarily attributable to an increase in deferred costs of $47 million, primarily including sales commissions, a decrease in accounts payable of $26 million due to timing of payments, and an increase in accounts receivable of $33 million due to timing of customer billings and collections, partially offset by an increase in accrued compensation and related benefits of $18 million.
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
Investing Activities
Net cash used in investing activities in the nine months ended September 30, 2020 of $345 million was primarily attributable to purchases of marketable securities of $314 million, net of sales and maturities, purchases of property and equipment of $19 million, primarily associated with leasehold improvements for newly leased office facilities, and capitalized internal-use software costs of $11 million related to the development of additional features and functionality for our platform.
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
Financing Activities
Net cash provided by financing activities in the nine months ended September 30, 2020 of $550 million was primarily attributable to proceeds from issuance of the 2025 Notes of $1,129 million, proceeds from the termination of capped calls related to the 2023 Notes of $83 million, proceeds from our employee stock purchase plan of $29 million, and proceeds from exercises of employee stock options of $25 million, partially offset by payment for the 2023 Notes Partial Repurchase of $579 million, purchase of capped calls related to the 2025 Notes of $130 million, and payments for withholding taxes related to net share settlement of RSUs of $6 million.
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

Off-Balance Sheet Arrangements
Through September 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Rate Risk
While we primarily transact with customers in the U.S. dollar, we also transact in foreign currencies, including the Euro, British Pound Sterling, Australian Dollar, Singapore Dollar, Danish Krone, Brazilian Real, Philippine Peso, Japanese Yen, Indian Rupee, Polish Złoty, Canadian Dollar, and Mexican Peso due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. dollar for all international subsidiaries. Changes in the value of foreign currencies relative to the U.S. dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. As of September 30, 2020, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and marketable securities.
We operate a hedging program to mitigate the impact of foreign currency fluctuations on our cash flows and earnings. For additional information, see Note 3 of the notes to our condensed consolidated financial statements.
Interest Rate and Market Risk
We had cash, cash equivalents, and marketable securities totaling $1,350 million as of September 30, 2020, of which $1,188 million was invested in U.S. Treasury securities, corporate bonds, money market funds, asset-backed securities, commercial paper, agency securities, and certificates of deposit. The cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of September 30, 2020, an immediate increase of 100-basis points in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $9 million. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.

We had non-controlling equity investments in privately held companies totaling $11 million as of September 30, 2020. The fair value of these strategic investments may fluctuate depending on the financial condition and near-term prospects of these companies, and we may be required to record an impairment loss if the carrying value of these investments exceed their fair values.
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

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of September 30, 2020 and the estimated impact on the fair value of the convertible senior notes (in thousands). The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value of the convertible senior notes.

Hypothetical change in Zendesk stock price	2023 Notes fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$276,567	$22,145	8.7%
No change	$254,422	$—	—%
10% decrease	$232,986	$(21,436)	(8.4)%

Hypothetical change in Zendesk stock price	2025 Notes fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$1,444,642	$78,798	5.8%
No change	$1,365,844	$—	—%
10% decrease	$1,291,600	$(74,244)	(5.4)%
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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On October 24, 2019 and November 7, 2019, purported stockholders of the Company filed two putative class action complaints in the United States District Court for the Northern District of California, entitled Charles Reidinger v. Zendesk, Inc., et al., 3:19-cv-06968-CRB and Ho v. Zendesk, Inc., et al., No. 3:19-cv-07361-WHA, respectively, against the Company and certain of the Company’s executive officers. The complaints are nearly identical and allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Zendesk, Inc. common stock between February 6, 2019 and October 1, 2019, inclusive. The claims are based upon allegations that the defendants misrepresented and/or omitted material information in certain of our prior public filings. To this point, no discovery has occurred in these cases. The court has appointed a lead plaintiff and consolidated the various lawsuits into a single action (Case No. 3:19-cv-06968-CRB), and lead plaintiff filed its amended complaint on April 14, 2020 asserting the same alleged violations of securities laws as the initial complaints. On June 29, 2020, Zendesk and the executive officer defendants moved to dismiss the amended complaint. Lead Plaintiff opposed that motion and it is set for hearing on November 12, 2020.

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
We have incurred net losses in each year since our inception, including net losses of $41 million and $34 million in the three months ended September 30, 2020 and 2019, respectively, and $148 million and $133 million in the nine months ended September 30, 2020 and 2019, respectively. We had an accumulated deficit of $847 million as of September 30, 2020. For the three months ended September 30, 2020 and 2019, our revenue was $262 million and $210 million, respectively, representing a 24% growth rate. For the nine months ended September 30, 2020 and 2019, our revenue was $746 million and $587 million, respectively, representing a 27% growth rate. Our historical revenue growth has been inconsistent, and should not be considered indicative of our future performance. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

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

In March 2020, the World Health Organization declared the novel coronavirus and resulting COVID-19 disease ("COVID-19") a global pandemic. This contagious disease outbreak, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures, including imposing travel restrictions for our employees, mandating a global work from home policy, and shifting customer events to virtual-only experiences. Operationally, we have increased our focus on being prudent in managing operating expenses. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, precautionary measures that have been adopted could negatively affect our customer success efforts, customer retention, sales and marketing efforts, delay and lengthen our sales cycles, affect our revenue growth rate, or create operational or other challenges, any of which could harm our business and results of operations. Additionally, our customers and potential customers may and have been exposed to similar operational considerations, resulting in significant pressures on their expenditures, resulting in a decreased demand for our solutions. For example, potential customers previously looking for usage of our software as a comprehensive solution to their customer experience needs may not have the sufficient resources to execute on that goal, negatively affecting the demand for our solutions.

In addition, COVID-19 may and has disrupted the operations of our customers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows. More generally, the outbreak of COVID-19 has adversely affected economies and financial markets globally, potentially leading to a prolonged economic downturn and disproportionate impacts to certain industries, which could decrease technology spending and adversely affect demand for our offerings and harm our business and results of operations. Further, as companies adapt to the changing economic environment, they may have purchasing behavior which does not match historical trends, negatively impacting our ability to forecast our results.

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

Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. With the introduction of new technologies, the evolution of our solutions, and new market entrants, we expect competition to continue to intensify in the future. The market demands among small to midsized organizations can vary greatly, and as the barriers to entry are low into this market, new entrants or current competitors may be able to change branding, marketing, or sales strategy more quickly and effectively than us, resulting in a decreased ability for us to increase our marketing pipeline or sales. New entrants or current competitors may be able to develop products that mimic our new product releases and sell those products at a low price, which may result in reduced sales for our solutions. As organizations look to adapt and change to the new macroeconomic environment following the impact of COVID-19, particularly as new use cases are discovered for remote work and organizations shift to online solutions, we may not be able to develop sufficient features and functionality or adapt our product and platform solutions quickly enough to address those organizations’ changing needs. Further, our competitors' capability to adapt to those changes may exceed ours, negatively impacting our results.
We face competition from in-house software systems, large integrated systems vendors, and smaller companies offering alternative SaaS applications. Our competitors vary in size and in the breadth and scope of the products and services they offer. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Some existing and potential customers, particularly large organizations, have elected, and may in the future elect, to develop their own internal customer support software systems, particularly if companies look to decrease their expenditures for external solutions in an uncertain economic environment. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our solutions to achieve or maintain more widespread market acceptance, any of which could harm our business. Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult for us to compete with them. In particular, as the platform offerings increase in prevalence, our competitors who focus on such offerings may, through organic growth or acquisition, be able to increasingly provide customizable platform solutions which would impact our ability to compete with them. As our offerings have additionally expanded to adjacent markets, such as sales force automation and platform-based features and functionality, in which we may not have the operational history or familiarity, we may find it difficult to compete with established vendors in those markets. For all of these reasons, we may not be able to compete successfully against our current and future competitors or retain existing customers, which would harm our business.
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
The success of the broader market acceptance of our product and platform solutions depends on offering solutions designed to give organizations of all sizes the ability to deliver powerful customer experiences with a focus on solutions that have the broadest market appeal across those organizations. Larger organizations may demand more features and integration services than small to midsized organizations. We may not be able to devote sufficient resources to developing those features and functionality in our solutions that are exclusively in demand by large organizations, which may negatively affect our potential sales to those organizations. Further, as we continue to focus on self-serve capabilities and simplicity in buying our solutions, many of those efforts may not be effective in selling and marketing to larger organizations as those organizations may require greater customer-specific investment, which may additionally impact our potential sales to those organizations.
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
We have limited history in offering multiple product and platform solutions as part of a comprehensive customer experience solution to our customers. As we increase focus on the customer experience and increasingly seek to offer our solutions as part of a broader offering, we may discover challenges in creating an offering that achieves market acceptance and grows our business. In the three months ended September 30, 2020 and 2019, our research and development expenses were 25% and 26% of our revenue, respectively. In the nine months ended September 30, 2020 and 2019, our research and development expenses were 25% and 26% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our operating results may be harmed and we may not realize the expected benefits of our strategy.
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
•general economic conditions in either domestic or international markets, including geopolitical uncertainty and instability, including as a result of the upcoming U.S. presidential election; and
•the impact of new accounting pronouncements.
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

We generally charge our customers for their use of our product and platform solutions based on the number of users they enable as ‘agents’ under their customer account, as well as the features and functionality enabled. The features and functionality we provide within our solutions enable our customers to promote customer self-service and otherwise efficiently and cost-effectively address product support requests without the need for substantial human interaction. As a result of these features, customer agent staffing requirements may be minimized and our revenue may be adversely impacted. Conversely, customers may overestimate their agent needs when they initially use our solutions, negatively affecting our ability to accurately forecast the number of agents our customers need in a period. Other than subscriptions related to the Support Suite, the Sell Suite and Duet, we generally require a separate subscription to enable the functionality of each of our solutions. Additionally, we may not yet offer pricing and packaging models that addresses the needs of potential customers and our current pricing model may be either too complex or too simple for organizations of different sizes. We are continuing to analyze and improve our pricing and packaging models as we adapt to a changing market, but we do not know whether our current or potential customers or the market in general will accept changes to those models and, if it fails to gain acceptance, our business and results of operations could be harmed.
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
We have limited experience with respect to determining the optimal prices for our solutions and, as a result, we have in the past and expect in the future that we will need to change our pricing model from time to time. As the market for our solutions matures, or as new competitors introduce new solutions or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically. Additionally, as our product and platform solutions mature, we may increasingly have difficulty in presenting a pricing model our prospective customers understand and accept, affecting our ability to attract new customers as well as our ability to retain existing customers to the extent we apply new pricing models to existing customer agreements. Pricing decisions may also impact the mix of adoption among our subscription plans and negatively impact our overall revenue. Moreover, larger organizations may demand substantial price concessions. As a result, in the future we may be required to reduce our prices or develop new pricing models, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.
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

Increasing our customer base and achieving broader market acceptance of our product and platform solutions will depend, to a significant extent, on our ability to effectively maintain and scale our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain certain of our new customers, including larger organizations. We plan to continue to invest in our direct sales force both domestically and internationally to increase the effectiveness of our sales motions and increase our sales capacity. During the twelve months ended September 30, 2020, our sales and marketing organization increased by approximately 310 employees to approximately 1,550 employees. There is significant competition for experienced sales and marketing professionals with the skills and technical knowledge that we require, both domestically and internationally. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales and marketing professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Our recent hires and planned hires may not become as productive as we anticipate as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. In territories outside the United States, recruiting and retention of our sales personnel may become increasingly difficult and costly, affecting our ability to compete in such jurisdictions. Further, as organizations worldwide adjust to additional precautions and safety measures related to decreasing the health risks of COVID-19, our ability to connect in person with our customers and potential customers may and has been negatively impacted, resulting in delayed sales cycles.
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
We have experienced and may continue to experience rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from approximately 3,500 employees as of September 30, 2019 to approximately 3,980 employees as of September 30, 2020. In addition, we have established subsidiaries in Denmark, the United Kingdom, Australia, Ireland, Japan, the Philippines, Brazil, Germany, India, Mexico, and South Korea since our inception in 2007, and, as a result of acquisitions, we also have subsidiaries in Singapore, France, Poland, and Canada. We may continue to invest in our international operations into other countries in the future. We have also experienced significant growth in the number of customers, end users, transactions, and data that our solutions support. Finally, our organizational structure is becoming more complex and we may need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures, to manage this complexity. Further, as our employees work from geographic areas across the globe, we will require investment of resources and close monitoring of local regulations and requirements that continually change due to events that may have a global impact, such as the shift to remote work arising from the COVID-19 pandemic, and we may experience unpredictability in our expenses and employee work culture. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, simplicity in design, and attention to customer experience that has been critical to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the retention and productivity of our employees may be impacted, and the quality of our solutions and services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
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
Additionally, the COVID-19 pandemic has, and may continue to, put pressure on global economic conditions and overall spending for billings and subscription management solutions, and may cause our customers or their customers to modify spending priorities or delay or abandon purchasing decisions, thereby lengthening sales cycles, and may make it difficult for us to forecast our sales and operating results. Further, as the pandemic continues, organizations that previously delayed their purchasing decision may later purchase our solutions on a timeline not consistent with historical patterns, negatively impacting our ability to accurately forecast such decisions and sales results.
Our international sales and operations subject us to additional risks that can adversely affect our business, operating results, and financial condition.
In the three months ended September 30, 2020 and 2019, we derived 48% and 47% of our revenue, respectively, from customers located outside of the United States. In each of the nine months ended September 30, 2020 and 2019, we derived 48% of our revenue from customers outside of the United States. We are continuing to invest in our international operations as part of our growth strategy. We currently have sales personnel and sales and product support operations in certain countries across North America, Europe, Australia, Asia, and South America. To date a very limited portion of our sales has been driven by resellers or other channel partners. We believe our ability to convince new customers to subscribe to our solutions or to convince existing customers to renew or expand their use of our solutions is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.
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
•general economic conditions in either domestic or international markets, including geopolitical uncertainty and instability, including as a result of the upcoming U.S. presidential election; and
•the impact of natural disasters, diseases and pandemics, such as COVID-19, and travel restrictions and other measures undertaken by governments in response to such issues.
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
Use of our product and platform solutions involves the storage, transmission, and processing of our customers’ proprietary data, including personal information regarding their customers or employees. Unauthorized access to such information or security breaches of our solutions could result in the loss of data, loss of intellectual property or trade secrets, loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, or indemnity obligations. Furthermore, if our network or computer systems are breached or unauthorized access to customer data is otherwise obtained, we may be held responsible for damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and could incur significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities. Notifications related to a security breach regarding or pertaining to any of such service providers could impact our reputation, harm customer confidence, hurt our sales and expansion into new markets, or cause us to lose existing customers. We have incurred, and expect to continue to incur, significant expenses to prevent, investigate, and remediate security breaches and vulnerabilities, including deploying additional personnel and protection technologies, hiring and training employees, and engaging third-party experts and consultants. Our errors and omissions insurance coverage covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all liability related to or arising out of any security incidents.
We have previously experienced significant data breaches and security incidents. We have also previously identified major vulnerabilities of our security measures and the security measures deployed by third-party vendors upon which we rely, and our solutions are at risk for future breaches as a result of third-party action, employee, vendor, or contractor error, malfeasance, or other factors. In the three months ended September 30, 2019, we discovered a security matter that may have affected the Zendesk Support and Chat product solutions and customer accounts of those solutions activated prior to November of 2016. On September 24, 2019, we determined that information belonging to a small percentage of customers was accessed prior to November of 2016. The information accessed appears to have included some personal information and other service data, including customer credentials. We may learn additional information in the future regarding this incident. In light of this incident, and in the event that we are subject to any future breaches or we learn that the extent of this prior incident is more significant than is currently known, our solutions may be perceived as insecure, we may lose existing customers or fail to attract new customers, and we may incur significant liabilities.
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

Personal privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions where we offer our solutions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state, and foreign government bodies and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use, and disclosure of personal information, which trend may accelerate depending on the results of the upcoming 2020 U.S. Presidential Election. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and consumer protection agencies. For example, California recently enacted the California Consumer Privacy Act, or CCPA, that, among other things, requires covered entities to provide new disclosures to California consumers, affords such consumers new abilities to opt-out of certain sales of personal information, and gives such consumers a private right of action to enforce data breaches resulting from the covered entity’s violation of its duty to implement and maintain reasonable security measures. We cannot yet predict the full impact of the CCPA on our business or operations, or predict any future changes to the language of the CCPA, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. In addition, other states in the United States have proposed laws regarding privacy and data protection that contain obligations similar to the CCPA, and the federal government is contemplating privacy legislation.
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

Jurisdictions outside of Europe are also considering and/or enacting comprehensive data protection legislation. For example, as of August 2020, the Brazilian General Data Protection Law imposes requirements similar to GDPR on products and services offered to users in Brazil. The GDPR and other laws or regulations associated with the enhanced protection of certain types of personal data, could greatly increase our cost of providing our products and services, require significant changes to our operations or even prevent us from offering certain services in jurisdictions in which we operate. Failure to comply with data protection regulations may result in data protection authorities and other privacy regimes imposing additional obligations to obtain consent from data subjects by or on behalf of our customers. Additionally, the inability to guarantee compliance or otherwise provide acceptable privacy assurances may inhibit the sale and use of our software in the European Union and certain other markets, which could, were it to occur, harm our business and operating results.
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
We are subject to governmental sanctions restrictions and export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.
We incorporate encryption technology into our solutions that is enabled through mobile applications and other software we may be deemed to export, and therefore we may be subject to U.S. export controls and economic sanctions regulations. These encryption solutions and the underlying technology may be exported outside of the U.S. only with the required export authorizations, including by license, a license exception, or other appropriate government authorizations. We previously deployed mobile applications prior to obtaining the required export authorizations. Accordingly, we have not fully complied with applicable encryption controls in U.S. export administration regulations.
Furthermore, U.S. export controls laws and economic sanctions prohibit the shipment or provision of certain products and services to countries, governments, territories, and persons targeted by U.S. sanctions. While we are currently taking precautions to prevent our solutions from being enabled by persons targeted by U.S. sanctions, including IP blocking and periodic customer screening against U.S. government lists of prohibited persons, such measures may be circumvented. Given the technical limitations in developing measures that will prevent access to internet-based services from particular geographies or by particular individuals, we have previously identified and expect we will continue to identify customer accounts for our solutions that we suspect originate from countries or parties which are subject to U.S. sanctions restrictions.
We are aware that trials of and subscriptions to our solutions have been initiated by persons and organizations in countries that are the subject of U.S. embargoes, or to persons and organizations supporting customers in countries that are subject of U.S. embargoes, or to parties which are subject to targeted export and sanctions restrictions. Our provision of services in these instances was likely in violation of U.S. export controls and sanctions laws. We have terminated the accounts of such organizations as we have become aware of them, implemented certain measures designed to prevent future unauthorized access by such persons and organizations, and filed voluntary self-disclosures with the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, and the U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC, concerning prior potential violations. With respect to these resolved matters, each of BIS and OFAC completed its investigations, and no monetary penalties or other sanctions were imposed. With respect to future matters there is the potential for the government to impose fines or sanctions.
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

Additionally, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The United States continuously enacts tax legislation, including regulations related to the significant tax reform legislation enacted in 2017, and certain tax provisions may potentially adversely affect us in the future. For example, the Tax Cuts and Jobs Act’s “base erosion and anti-abuse tax” provision, and the regulations issued thereunder, which we may be subject to in the future, could adversely impact our effective tax rate by limiting our ability to deduct certain expenses. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition, or results of operations may be adversely impacted.
If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2020, we had a net balance of $200 million of goodwill and intangible assets related to business acquisitions. An adverse change in market conditions, particularly a change resulting in a significant decrease in our share price, or if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
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
Generally accepted accounting principles, or GAAP, in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. For example, on January 1, 2018, we adopted Accounting Standards Codification, or ASC, 606, “Revenue from Contracts with Customers,” which changed our accounting policies regarding revenue recognition and incremental costs to acquire customer contracts. We also adjusted our consolidated financial statements from amounts previously reported to reflect the adoption. Certain other standards that become effective in the future may have a material impact on our consolidated financial statements. See Note 1 of the notes to our consolidated financial information for information regarding the effect of new accounting pronouncements on our consolidated financial statements. Any difficulties in implementing these standards could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
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
As of September 30, 2020, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 29% of our outstanding common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to exert significant influence in matters requiring stockholder approval. For example, these stockholders may be able to exert significant influence in elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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

In March 2018, we issued $575 million in aggregate principal amount of 0.25% convertible senior notes due 2023 (the “2023 Notes”), in a private offering. The interest rate on the 2023 Notes is fixed at 0.25% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year. In June 2020, we issued $1,150 million aggregate principal amount of 0.625% convertible senior notes due 2025 in a private offering (the “2025 Notes,” and together with the 2023 Notes, the “Notes”). The interest rate on the 2025 Notes is fixed at 0.625% per annum and is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. In connection with the offering of the 2025 Notes, the Company used $618 million of the net proceeds from the offering of the 2025 Notes to repurchase $426 million aggregate principal amount of the 2023 Notes in cash through individual privately negotiated transactions (the “2023 Notes Partial Repurchase”). As of the repurchase date, the carrying value of the 2023 Notes subject to the 2023 Notes Partial Repurchase, net of unamortized debt discount and issuance costs, was $367 million. The 2023 Notes Partial Repurchase resulted in a $26 million loss on early debt extinguishment. As of September 30, 2020, $149 million of principal remains outstanding on the 2023 Notes. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As disclosed in Note 8 to our condensed consolidated financial statements, the conditional conversion feature of the 2023 Notes that is based on the closing stock price of our common stock during the last 30 trading days of a calendar quarter was triggered as of June 30, 2019, and the 2023 Notes were convertible at the option of the holders, in whole or in part, between July 1, 2019 and September 30, 2019. Those same conditional conversion features of the Notes were triggered as of September 30, 2020, and the Notes are convertible between October 1, 2020 and December 31, 2020. Whether the Notes will be convertible following such calendar quarter will depend on the satisfaction of this conditional conversion feature or another conversion condition in the future.

In addition, even if holders do not elect to convert their Notes, we are required to reclassify the outstanding principal of the Notes as a current rather than long-term liability, resulting in a material reduction of our net working capital. We have classified the 2023 Notes as a current liability on the condensed consolidated balance sheet as of September 30, 2020. As of the date of this filing, we have received one request for conversion for an immaterial amount of 2023 Notes.

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

Under FASB ASC 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion option of the Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our consolidated balance sheet and as a discount to the Notes, which reduces their initial carrying value. The carrying value of the Notes, net of the discount recorded, will be accreted up to the principal amount of the Notes from the issuance date until maturity, which will result in non-cash charges to interest expense in our consolidated statement of operations. Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. In August 2020, the FASB published an Accounting Standard Update that eliminates the treasury stock method for most convertible instruments and instead requires application of the “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be antidilutive. Upon adoption of the standard, which we expect to adopt in fiscal year 2022, we expect that we may be unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes. Accordingly, our diluted earnings per share is expected to be adversely affected in periods when we report net income after adoption of the standard.
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

Zendesk, Inc.
Date: October 30, 2020	By:	/s/ Elena Gomez
Elena Gomez
Chief Financial Officer (Principal Financial Officer)