Form 10-K
period 2020-12-31
Zendesk, Inc.
filed 2021-02-12
CIK 1463172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The aggregate market value of common stock held by non-affiliates of the Registrant, computed by reference to the price at which the common stock was last sold on June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $7.4 billion. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the Registrant for any other purpose.
The number of shares of the Registrant’s Common Stock outstanding as of February 11, 2021 was 117,759,001.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2020. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

PART I

Item 1. Business.

Overview

Modern organizations need technology that adapts to their individual needs and empowers them with the ability to guide and enhance their customers’ experiences. To position themselves for success, organizations must integrate service into every customer interaction and use customer insights and service data to enrich the overall experience. With the right technology, organizations can empathize with their customers and identify points of friction in their customers’ experiences with their businesses and address them.

Zendesk believes that every customer relationship is built upon one ongoing conversation between a customer and the organization. As champions of customer service, we are a service-first customer relationship management (“CRM”) company, with support, sales, and other customer engagement solutions designed to improve customer relationships.

Founded to democratize customer service software by making it easy to try, buy, and use, our solutions are built on an open and flexible platform that is both quick to set up and customizable. With roots in service and a deep understanding of the customer mindset, Zendesk gives companies the solutions they need to create easy, cohesive, and frictionless experiences. Through our solutions, organizations of all sizes and across many industries can set their teams up for success and keep their businesses in sync, while making it easy for customers to do business with them. The result: better, more conversational experiences for everyone.

We are a software development company founded in Copenhagen, Denmark in 2007, and reincorporated in Delaware in 2009. Our principal executive offices are located at 989 Market Street, San Francisco, California 94103, and our telephone number is (415) 418-7506. Our website address is www.zendesk.com. Information contained on or that can be accessed through our website does not constitute part of this Annual Report on Form 10-K, and inclusions of our website address in this Annual Report on Form 10-K are inactive textual references only. Unless expressly indicated or the context requires otherwise, the terms “Zendesk,” “company,” “we,” “us,” and “our” in this Annual Report on Form 10-K refer to Zendesk, Inc., a Delaware corporation, and its consolidated subsidiaries.

The Zendesk Approach

We build software that helps organizations build better customer relationships through conversational experiences, and we believe in the design and delivery of products and solutions that are unique and innovative, while also being fast to implement and easy to use, yet robust and sophisticated for all types and sizes of organizations and across all industries. Our focus on these core principles has led us to design customer experience solutions that share the following characteristics:

•A more conversational experience: Through our product and platform solutions, we enable organizations to have seamless conversations with their customers, allowing organizations of all sizes and industries to transform how they engage with customers regardless of how and when those customers want to communicate. As we expand the reach of our technology, we recognize the critical importance of having our solutions work cohesively together and we are continuing to invest in supporting our product solutions on a shared services platform.

•Easy to use and implement: We build our solutions first and foremost for the people that use them every day. We focus on making the user experience intuitive and product implementation fast while managing complex processes and interactions on the backend of our software. Because of our attention to ease of use, we believe organizations who use our solutions are more effective and efficient, and are able to engage with and deliver better experiences to their customers as a result.

•Open and flexible platform: We believe that the establishment of open and public cloud computing has fundamentally changed how organizations can and will build their customer experiences. Our flexible CRM platform leverages public cloud technologies and open standards. Organizations are able to connect and integrate customer data to build customer-focused experiences, by providing relevant customer data in one modern, flexible, and developer-friendly environment. Our platform enables many audiences - from customer support agents, to developers, to sales representatives - to get a more complete picture of the customer so they can deliver personalized experiences and adapt to evolving customer expectations.

•Expanding access to analytics and data science: We are committed to enabling and empowering organizations of all sizes to better understand their customers through analytics that unify data across our product and platform solutions and connect easily to outside data sources. We believe our investments in building machine learning and artificial intelligence into our solutions gives more organizations and users access to data science so they can be more efficient, informed, and proactive with their customers.

We have witnessed business software undergo a sweeping shift toward consumerization over the past decade. Zendesk has embraced this shift with an approach to delivering customer experience solutions that is different from earlier generations of business software. Our goal is to remove barriers that make business software difficult to buy, deploy, and use. Our approach to software delivery focuses on the following key elements:

•Elastic and agile: Our product and platform solutions can easily grow and scale with our customers and be used in new departments and use cases without the expensive deployment projects required in the past. Zendesk product solutions are flexible by design and easy to configure and use. In addition to our product solutions, we enable our customers through our platform solution, which gives customers the freedom to build customer applications and experiences using open tools and cloud architecture, instead of proprietary tools and technology.

•Try before you buy: We believe customers should be able to try our solutions and see how they work before they commit to a purchase. Free trials are core to the marketing of our solutions and we can deliver fast prototypes and proof of concepts for our most sophisticated prospective customers. We offer a wide range of trial experiences for our solutions, ranging from introductory offerings to experiences geared towards larger organizations, each with an ability to begin an implementation during the evaluation period.

•Price transparency: We provide our customers a well-defined total cost of ownership across our solutions by providing transparent and predictable pricing. Our pricing is designed to make our software accessible to customers of all sizes by offering a variety of subscription packages that include features based on customer need. We offer subscriptions that may be purchased online and deployed without the need to engage a sales or enablement professional.

Growth Strategy

Zendesk was founded with a mission to help organizations build better relationships with their customers. We have continued to pursue that mission by building and delivering our customer experience solutions, which include product solutions and a CRM platform, that help organizations be the company their customers want them to be. We believe our future growth will be a natural extension of our mission, and we are focused on the following key growth drivers:

•Making experiences simple for organizations and their customers: At our core, we believe that customer experiences should be simple and effortless. This belief has enabled us to build a compelling brand among both small to midsized organizations and larger organizations for which our ease of use, quick return on investment, and agility and flexibility are important differentiators. Our customer experience solutions provide simple and contextual interfaces across the customer journey and multiple communication channels for organizations interacting with their customers. Additionally, our product and platform solutions have been built on the premise that our solutions should be easy to discover, deploy, and purchase so that any organization, from startup to large organizations, can realize their value.

•Expanding our market by maturing and investing in our customer experience solutions: From our roots in customer service software, we have evolved to helping organizations design, build, and manage their entire customer experience infrastructure and transform how they interact and proactively engage with their customers. Our product solutions have expanded to serve the entire customer journey. Our focus is to engage in customer-facing conversations for our customers and to expand our footprint in support, sales, and beyond. We will continue to mature our product and platform features and usability across communication channels, while also integrating and expanding our solutions across CRM functions.

Our objective is to enhance the customer experience by extending our solution and accelerating development through our unified CRM platform. With our platform solution, we provide organizations the ability to unify and use customer data to build a more complete picture of that customer and deliver them unique experiences. Developers gain the ability to build and deploy custom applications and services faster because of the flexibility, scale, and capabilities of the public cloud. With the addition of our messaging platform to our CRM platform, organizations can build more unified conversational experiences by integrating social, web, and mobile messaging channels into their own apps and services. We will continue to expand the capabilities of our platform solution and its integration with our product solutions.

Additionally, we will continue our investments in building automation, machine learning and artificial intelligence into our product and platform solutions, empowering organizations to harness the power of data science and be more efficient, informed, and proactive with their customers.

•Being strategic partners with our customers who are larger organizations: With our customer experience solutions, we are increasingly evolving from a software vendor to a trusted partner that is strategically engaging with our customers around their visions and digital transformations. We are helping organizations build or transform their organizations around their customer experience. We are scaling these capabilities by continuing to build and mature our expertise in sales, success, relationships, systems architecture, and integrations. Additionally, we are continuing to develop a partner ecosystem strategy to help us reach and serve more of our customers who are larger organizations and build a community of developer evangelists for our CRM platform.

•Intentionally differentiate for our customers: With more than 170,000 paid customer accounts as of December 31, 2020, our customers range from startups to traditional small and midsized organizations to large organizations. These customers have very different dynamics and needs. To better engage with our customers, we are differentiating our offerings and services. For large organizations, we want to be the strategic provider of modern customer experiences, built on and extended with our platform solution. To accomplish this, we aim to continue to develop and focus a coordinated team to collaborate product development, go-to-market initiatives, and customer success and support for our customers that are larger organizations. For our customers who are small and midsized organizations, we want to continue to be the easiest solution to implement, use, and scale. We will continue to enhance our self-service capabilities for our customers' standard needs and requests, while engaging with our customers on higher-value strategic initiatives.

Our principle of democratizing software has developed into an efficient business model represented by expansion within customer accounts and organic growth through promotion by our customers. We will continue our focus on providing customer experience solutions that create simple and straightforward experiences for both our customers and the organizations they support.

With our customer experience solutions, Zendesk has served a global market and, for the year ended December 31, 2020, we generated 48% of our revenue outside of the United States. We have customers in more than 160 countries and territories, and solutions available in more than 30 languages. We will continue to invest in expanding our global footprint, particularly in those markets where we have demonstrated significant customer traction with our democratized approach or which represent particularly strategic opportunities. We are also taking a more coordinated approach to our business outside the U.S. to further invest in our international business. We plan to continue to develop our leadership in sales and operations, standardize processes and metrics, share best practices across regions, and mature our partner ecosystem.

Zendesk Solutions

Zendesk’s customer service and sales solutions are built to help organizations address the rise in customer expectations and to craft their customer experiences into a competitive differentiator. Zendesk solutions are developed to support a shared services infrastructure and common customer data platform. Zendesk’s solutions are developed using agile software techniques, and are designed to quickly incorporate and innovate on feedback from our customers. This approach allows us to share our newest technology with customers, and quickly adapt our solutions to address customer needs.

Zendesk offers product solutions that are used throughout the customer lifecycle by key customer facing teams, including support, sales, customer success, and more.

•Zendesk Support, our flagship product solution, is an easy-to-use system for tracking, prioritizing, and solving customer support tickets across multiple channels, bringing customer information and interactions into one place.

•Zendesk Chat is live chat and messaging software that provides a fast and responsive way to connect with customers on websites, on mobile devices, and through social messaging applications.

•Zendesk Talk is cloud-based call center software for more personal and productive phone and short message service support conversations and enables organizations to provide phone support from the same platform they use to manage all other support channels.

•Zendesk Guide is a knowledge base that powers both customer self-service and support agent productivity through content that is created and organized by our customers. Guide content is available via self-service website, accessible through APIs on websites, in apps and mobile devices, and surfaced to agents within Support and Chat. Additionally, Answer Bot is a feature available within Guide that uses machine learning to automatically answer customers’ questions by suggesting content from the Guide knowledge base.

•Zendesk Gather is community forum software that allows customer end-users to connect and collaborate.

•Zendesk Explore provides analytics for organizations to measure and improve the entire customer experience, with instant access to the customer analytics that matter and the deeper understanding of customers and business that comes with it.

•Zendesk Sell is a sales CRM product solution to enhance productivity, processes, and pipeline visibility across our customers’ organizations. Sell is easy to use and designed to keep sales representatives selling. Zendesk Sell eliminates the friction from deal updates so representatives and management are always able to access, analyze, and collaborate on relevant deal data.

Zendesk’s platform solutions and developer tools allow organizations to extend the functionality of our customer experience solutions, integrate into internal and third-party systems, and customize the experience for their employees and customers. These include:

•Zendesk Sunshine, our open and flexible platform solution that allows organizations to address an increasingly broader set of customer experiences. Sunshine provides organizations with the ability to develop a more complete picture of their customer with flexible databases and the ability to model, store and manage customer profiles, events, objects and relationships. Organizations can connect and integrate this data across our product solutions with other business applications to build highly specialized workflow and unique customer experiences.

Zendesk Sunshine includes the following key components: Unified Profiles facilitate building customer profiles with attributes from third-party applications to obtain a more complete picture of customers; Custom Events capture customer interactions, such as shopping cart, web, or mobile activity, which in turn provides a dynamic view of the customer journey; and Custom Objects store and connect new data sources, such as products and order history, for greater context about customers.

•Sunshine Conversations is the platform solution our messaging capabilities are built on that allows businesses to extend Zendesk’s messaging capabilities for more sophisticated use cases and empowers organizations to proactively engage customers, introduce third-party bots for automation, and design bespoke messaging experiences that help customers transact directly within the conversation, such as browsing products, making reservations, and making payments.

•Zendesk Embeddables, a combination of our application programming interfaces, or APIs, web widget, and mobile software development kits allow developers to embed Zendesk experiences natively on the web and within mobile applications.

•Zendesk APIs are extensible and built on open standards, allowing users to build custom integrations and interact with Zendesk data using over 1,000 different API endpoints.

•Zendesk Apps enable organizations to customize Zendesk product and platform solution interfaces and optimize workflow through powerful plug-ins. Our customers can build custom apps or select from over a thousand pre-built apps and integrations on the Zendesk Marketplace.

Zendesk Suite

In the first quarter of 2021, we released a new version of our omnichannel offering, which combines many of our existing solutions (Support, Chat, Talk, Guide, Gather, Explore, and Sunshine) into a complete customer experience offering -

Zendesk Suite. Zendesk Suite combines our customer experience solutions into easy to purchase plans, which grow as our customers’ needs grow.

With Zendesk Suite, our customers get the three components they need to deliver exceptional customer experiences. First, we help our customers provide support where and how it is convenient for their customers, and we allow our customers to customize the experience to fit their businesses. Second, we help agents, administrators, and internal teams do their best work by giving them powerful tools to manage conversations, collaborate effectively, and create content for customers all within a unified workspace. Finally, we keep our customers’ businesses in sync during the customer experience process through a unified view of their customer, enhanced integration and extension capabilities, world-class customer experience analytics, and workflows that make it easy to automate and optimize the experience.

Zendesk Suite also features our new unified messaging capabilities. Zendesk messaging delivers rich conversational experiences for businesses that are connected and engaging with customers across websites, mobile devices or social messaging applications. Zendesk messaging is easy to automate and can be customized within our open and flexible platform.

Technology

We employ a modern technology architecture in which our solutions are built upon a set of core APIs that enable rapid innovation and deep integration. The technology infrastructure used for the Zendesk customer experience solutions are designed to provide a highly available and scalable cloud-based platform with industry-standard security measures.

Zendesk’s strategy is to leverage the open and public cloud both in hosting our applications and providing platform tools and services for developers, for both extensions of Zendesk as well as to power their own applications and experiences. We believe this provides Zendesk and our customers with greater reliability, performance, and flexibility than operating through proprietary platforms and self-managed data centers.

The architecture and deployment of our software are described and guided by the following key characteristics:

•Reliability. Our customers are highly dependent on our solutions, which are designed to be available 24 hours a day, 365 days a year. We provide transparency to customers on availability and technical operations matters that impact them through our website and other channels.

•Scalability. Our data infrastructure is highly scalable and regularly processes a high volume of data driven requests that require the processing of specific data.

•Security. Each of our solutions is designed to host a large quantity of customer data. We maintain a comprehensive security program designed to help safeguard the security and integrity of our customers’ data. We regularly review our security program. In addition, we regularly obtain third-party security audits and examinations of our technical operations and practices covering data security.

Customers

As of December 31, 2020, we had an aggregate of approximately 173,600 paid customer accounts using our solutions. This includes approximately 88,100 customer accounts for paid subscription plans for Zendesk Support (other than our legacy Starter plan) and approximately 39,000 customer accounts for paid subscription plans of Zendesk Chat. In addition, we had approximately 46,600 paid customer accounts on our other solutions, collectively, as of December 31, 2020. Prior to purchase, we generally provide our prospective customers with the opportunity to try fully-functioning versions of our solutions for a free trial period. This is a central part of our business model as we believe customers should have the right to try solutions before being locked into a subscription. Providing our customers with a free trial period exposes customers to our brand and establishes a relationship that can facilitate further adoption of our solutions as organizations grow in size and their needs become more complex. For further details as to how we calculate our number of paid customer accounts, please see the discussion in the “Key Business Metrics” section of this Annual Report on Form 10-K.

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

As of December 31, 2020, we had approximately 1,090 employees in our research and development organization. Our research and development expenses were $255 million, $208 million, and $160 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

We also utilize indirect sales channels, including referral partners, resellers, business process outsourcers and implementation partners. These channel partners provide additional sales coverage, particularly in geographic markets where we may have limited presence, as well as implementation services to our customers. We plan to continue investing in these relationships to help us in certain markets and to complement our direct sales efforts.

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

As of December 31, 2020, we had approximately 1,640 employees in our sales and marketing organizations. Our sales and marketing expenses were $512 million, $397 million, and $292 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Along with our global partners, our professional services team assists our customers in implementing more complex deployments of our solutions. These services include implementing our products for new and existing business processes, advising our customers on customer experience best practices and optimizing their infrastructure as a trusted partner. Service engagements are typically scoped on a time and materials or fixed fee basis and billed separately from the subscription to our solutions.

Through our training platform, we offer free on-demand training, paid courses and certifications to help our customers quickly learn how to effectively use our solutions as well as implement best practices. Courses are available online. Our training sessions are typically targeted at specific levels of employee seniority and product experience, such as agent essentials or administrator expert, to more effectively tailor training to intended audiences.

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

Competition

There are a number of established and emerging competitors in the broad market of customer engagement software. This market is fragmented, rapidly evolving, and highly competitive, with relatively low barriers to entry in some segments. We consider the principal competitive differentiators in our market to include:

•Enablement of customer communications across channels;
•Solutions that are open and flexible;
•Time to value realization through ease-of-deployment and use;
•Availability of self-service options;
•Data-rich analytics and performance recommendations;
•Mobile and multi-device capabilities;
•Proactive outreach tools;
•Product and platform solutions grounded in customer experience;
•Customization and integration with third-party applications;
•Brand recognition and thought leadership; and
•Total cost of ownership for the customer (including software updates, ongoing maintenance, and consulting and system integration fees).

While we believe that we successfully compete with respect to these dynamics, given the large number, disparate sizes, and varying areas of focus of other organizations with which we compete in the provision of customer experience solutions, we may not always compare favorably with respect to some or all of the foregoing factors.

For small to midsized organizations, we often compete with general use computer applications and other tools that organizations have adapted for managing relationships with their customers, including shared accounts for email communication, phone banks for voice communication and text messaging, shared accounts for social messaging, and pen and paper, text editors, and spreadsheets for tracking and management. In addition, we compete with a number of other software as a service, or SaaS, providers with focused applications competitive to one or more of our product and platform solutions that our potential customers may elect to use in lieu of our solutions, and such providers may be able to offer their products at a lower price due to the focused nature of their applications. For larger organizations, we compete with custom software systems and software vendors geared towards larger organizations, including salesforce.com, Inc. and ServiceNow, Inc., each of which may have greater operational flexibility to bundle competing products and services with other software offerings, or offer them at a lower price than our current Zendesk Suite offering, which will negatively affect our competitiveness for that offering. Other established SaaS providers not currently focused on the functionality that our solutions provide may expand their services to compete with us as well. Further, large enterprise software vendors have a greater ability to aggressively price their product at a level below their typical selling price in order to gain market share, decreasing our ability to compete successfully with such vendors in certain regions. Additionally, some existing and potential customers, particularly large organizations, have elected, and may in the future elect, to develop their own internal customer support software system. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our solutions to achieve or maintain more widespread market acceptance, any of which could harm our business.

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

We have developed a patent program, and a strategy to identify, apply for, and secure patents for innovative aspects of our platform and technology. We have ten issued U.S. patents and 18 U.S. patent applications pending. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost-effective.

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

Human Capital Management

As a service-first customer relationship management company, we design customer experience solutions that drive improvements in the relationships between organizations and their customers. We believe that to achieve that purpose, it is essential to invest in building an engaged, diverse, supported, and incentivized workforce who can empathize and empower our customers to build those relationships.

The Company employed approximately 4,130 people as of December 31, 2020, including the following employees in each region as provided below:

Region	Employee Count
Americas	2,210
EMEA	990
APAC	930
Although we have statutory employee representation obligations in certain countries, our U.S. employees are not represented by a labor union. We have not experienced any work stoppages.

Our primary initiatives in attracting, retaining, and developing our employees include:

Diversity, Equity, and Inclusion

Armed with the slogan, “Put in the work,” our commitment to diversity, equity, and inclusion is about taking concrete and sustained action in building belonging-rich environments where the mosaic of our employees can find success. For us, that means hiring diversely, building equitable processes and leading inclusively every step of the way.

•Hiring Diversely: In the year ended December 31, 2020, our workforce grew by over 500 employees. As of December 31, 2020, over 37% of our global workforce identify as female and 60% identify as male, with approximately 2% of employees who did not disclose an identification. Within the United States, our employees self-identified their race and ethnicity as provided below (as of December 31, 2020):

Race/Ethnicity	Employees (% of total)
White	61%
Asian	19%
Latinx	6%
Multiracial	3%
Black	3%
Native Hawaiian or Other Pacific Islander	1%
American Indian or Alaska Native	—%
Undisclosed	8%

We will continue to drive progress through targeted recruiting partnerships (which have included relationships with The Mom Project, Breakline, National Sales Network, and BYP Network), debiasing our job descriptions using artificial intelligence software, and implementing initiatives that focus on ensuring greater representation from underrepresented communities in our sourcing processes.

•Building Equitably: In 2020, we released a Global Equity Policy, which encourages our employees to seek opportunities to promote equity through our work, model respectful and inclusive behavior, and prevent and report policy violations. Additionally, we spent 2020 evolving our employee resource group global framework into an Employee Communities structure to reflect their function as the foundation of culture and inclusion at Zendesk. Led by three primary areas of investment - our people, our products and customers, and corporate social justice - Employee Communities work to educate others and raise awareness about issues that affect our workforce in and beyond company walls, advocate for product and service accessibility, and build relationships with external partners and organizations. Employee Communities are supported by executive sponsors representing many of our regions and offer development opportunities through coaching, mentorship programs, and discussion forums. We currently offer eight communities that represent persons of color, LGBTQIA+ employees, women, veterans, parents and caregivers, persons of advanced experience, and persons who are neurodivergent.

•Leading Inclusively: In 2020, we made two critical investments in talent management: First, to develop anti-racism consciousness and behaviors within our management group through training; and second, to support the development of leadership from underrepresented communities by releasing an allyship toolkit globally to enable people managers to be allies in their communities and workplace. In 2021, we are continuing our commitment to develop the next generation of leaders through Ignite, a program for rising underrepresented leaders.

Culture and Talent Acquisition

As a company, we are investing in the future of our employee experience with a similar philosophy to our view on the future of customer experience. Despite significant global headcount growth over the past few years, we continue to embrace our core values: we value simplicity, agility, sincerity, as well as a sense of humor and humility often absent from large organizations. Just as we build our solutions first and foremost for the people that use them every day, we also build an organization and culture that trusts, values, and empowers our employees.

We are a global, inclusive team who actively embraces diverse sets of perspectives. We continue to primarily operate in a remote capacity during the pandemic. Post-pandemic, we intend for a significant proportion of our workforce to continue to be designated as remote employees. By hiring and maintaining more remote teams, we are able to more easily enter new geographical regions to support our customers, and expand our talent footprint while keeping diversity top-of-mind.

Talent Development

We believe that building a high performing and agile workforce requires enabling our employees to learn, adapt, and model strong leadership capabilities as we grow.

Over 1,100 employees across levels actively participated in learning programs in 2020. All employees had access to always-on learning opportunities via our online learning platform, which included programs for building leadership capabilities, fostering equity and inclusion, and working in a digital-first environment. We additionally have partnerships in place with external learning partners, including BetterUp for coaching. Over 400 people managers engaged in a University of California, Berkeley Executive Education leadership series focused on leading in a virtual and volatile, uncertain, complex, and ambiguous world. Finally, over 700 people managers participated in sessions on racism, equity and privilege to support us in leading inclusively and with empathy.

Based on results from our internal employee survey platform, our employee engagement in 2020 was above our industry benchmark. We also began to measure inclusion more comprehensively, and our first survey yielded outcomes that were also favorable compared to our industry benchmark.

Total Rewards

Our total rewards programs are designed to attract, reward and retain our talented employees in a transparent and equitable way. Zendesk offers market competitive compensation and a comprehensive healthcare benefits package to all employees worldwide. We review our programs annually to ensure we maintain competitiveness and employee intrinsic value. In response to the COVID-19 pandemic, our top priority has been to ensure our employees have the resources they need to care for themselves and their families. We introduced and promoted new and existing resources related to mental health and mindfulness, time away and caregiving leave, as well as financial support and reimbursements to encourage healthy living and establishing remote workspaces.

•Comprehensive Benefits: We strive to offer options that are competitive, locally relevant and provide the resources needed to live fully, healthy and balanced in work and life. Our benefits include comprehensive healthcare, income protection insurance, time off and leave programs, retirement programs and additional resources to support employees' overall well-being.

•Mental Health & Well-being: We prioritize well-being and offer resources focused on mental health. These resources include online therapy programs from licensed clinicians, relationship counseling and critical incident support, and an online application that promotes mindfulness and guided meditation.

•Family Resources: Employees have access to an online platform that finds general care services to support employees in balancing work and life. We also offer family-forming benefits with access to employer-sponsored funds to pay for fertility treatments and family-forming services, including adoption and surrogacy. We have a global parental leave program with an equal length of time for maternity and paternity leave.

•Pay Equity: We are committed to pay equity and perform pay equity analysis on an annual basis.

Social Impact

Social impact has long been a foundational element of Zendesk’s culture and brand. Promoting empathy to solve complex social issues is a core value; we believe it is an important way for employees to engage with work, our customers, and our communities around the globe. Our goals for social impact fall into four core areas:

•Giving Money: We funded over $3 million to Zendesk Neighbor Foundation to grant to nonprofits, including those who have engaged on issues of racial inequity in our communities.

•Giving Time: Zendesk has transitioned to focusing on virtual volunteering as a way to give back to our communities, even during the pandemic. In 2020, our employees volunteered over 5,000 hours virtually around the world.

•Giving Technology and Expertise: Zendesk responded quickly in the wake of the COVID-19 pandemic, with a free software offer to nonprofits and community organizations who provide community aid, including the equivalent of over $1 million worth of software to various organizations including Wir Gegen Corona and Hospitality Helps.

•Improve our Environmental Stewardship: We set goals for operating 100% of our offices on renewable energy by the end of 2021 and ensuring our data center hosting operations are carbon neutral by the end of 2022.

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

We are subject to data privacy and security regulation by data protection authorities in countries throughout the world, by the U.S. federal government, and by the states in which we conduct our business. In recent years, there have been a number of well-publicized data breaches involving the improper use and disclosure of personal information of individuals. Many governing authorities have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and public officials, or amending existing laws to expand compliance obligations. In the European Union (the “EU”), U.S. companies must meet specified privacy and security standards, such as the European General Data Protection Regulation, or the GDPR, which governs the protection of individuals with regard to the processing of personal data, and on the free movement of such data established in the European Union to certain non-EU countries, such as the United States. Additionally, the data protection laws of each of the European member countries require comprehensive data privacy and security protections for consumers with respect to personal data collected about them. In February 2016, the European Union and U.S. officials announced an agreement, which established the EU-U.S. Privacy Shield, or the Privacy Shield, as a means for legitimating the transfer of personal data by U.S. companies doing business in Europe from the European Economic Area to the U.S. However, on July 16, 2020, the European Court of Justice (the “CJEU”) invalidated the Privacy Shield. As a result, we are no longer using the Privacy Shield as a legal mechanism for the transfer of data between the EU and the U.S. However, the CJEU upheld the validity of Standard Contractual Clauses, which we will continue to use as a legal mechanism for the transfer of data between the EU and the U.S. As previously disclosed, in June 2017, we announced that we completed the EU approval process for our global Binding Corporate Rules, or BCRs, as a data processor and data controller. This significant regulatory approval validated our implementation of the highest possible standards for protecting personal data globally, covering both the personal data of our customers and employees. We will extend our BCRs to cover the transfer of data from the EU to the UK in late 2021. We have and will continue to engage in efforts to ensure that data transfers from the European Economic Area comply with the GDPR, our BCRs, and the data protection legislation of individual member states.

In the United States, many federal, state, and foreign government bodies and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use, and disclosure of personal information. California recently enacted the California Consumer Privacy Act, or CCPA, that among other things, requires covered entities to provide new disclosures to California consumers, affords such consumers new abilities to opt-out of certain sales of personal information, and gives such consumers a private right of action to enforce data breaches resulting from the covered entity's violation of its duty to implement and maintain reasonable security measures.

Geographic Information

For a description of our revenue and long-lived assets by geographic location, see Note 15 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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
Risk Factors Summary
Our business is subject to a number of risks that may adversely affect our business, financial condition, results of operations, and cash flows. These risks are discussed more fully below and include, but are not limited to, risks related to:
Risks Related to Our Product and Platform Solutions
•our substantial reliance on the continued market acceptance of our Support solution;
•developing our current solutions as well as new solutions that keep pace with the customer experience market;
•our ability to integrate new enhancements and solutions into our infrastructure;
•our reliance on application platform interfaces to integrate with third-party applications;
Risks Related to Our Industry
•the intensely competitive nature of the customer experience industry among organizations of all sizes;
•our dependency on the growth of the SaaS market overall;
•the delayed reflection of new sales in our results due to recognizing revenue over the term of our customer contracts;
•the unpredictability of our results due to seasonality in industry buying patterns;

Risks Related to Customer Retention and Acquisition
•our substantial reliance on our customers renewing their subscriptions and purchasing additional subscriptions;
•selling to and developing our solutions to both large organizations and small to midsized organizations;
•our ability to optimize the pricing model for our solutions to maximize attraction of new customers;
•our reliance on conversion of free trials, other inbound lead generation strategies, and third-party technology partners;
•the difficulty of continuing to offer high-quality product support and customer success initiatives;
•our ability to develop and maintain successful relationships with channel partners;
•our ability to maintain our brand;
Risks Related to Operating and Growing a Global Business
•our history of losses and our expectation that our revenue growth rate will decline over time;
•quarterly fluctuations in our financial results due to various factors and increasing variability in our sales cycles;
•scaling our sales capabilities and managing our organization to achieve acceptance of our solutions internationally;
•the ability to effectively acquire or invest in companies and to successfully integrate acquired businesses;
•retaining our key employees and attracting qualified personnel, particularly in the primary regions we operate;
•maintaining compliance with export and import controls given our global business;
•ability to secure additional financing on favorable terms to meet our future capital needs;
Risks Related to Cybersecurity, Reliability, and Data Privacy
•our ability to securely maintain customer data and to prevent and respond to historical and future data breaches;
•service interruptions, errors, failures, or bugs in our solutions, and improper implementation of our solutions;
•increased costs from complying with privacy and security regulation;
Risks Related to Intellectual Property Matters
•our exposure to contractual indemnification for intellectual property infringement and third-party claims;
•our use of open source software;
•a failure to protect our intellectual property rights;
Risks Related to Tax and Accounting Matters
•taxing authorities which may assert we owe sales, value added or similar taxes, either in the future or for past amounts;
•international operations which subject us to potential tax consequences and foreign exchange rate fluctuations;
•the potential for our goodwill or intangible assets to be impaired;
•limitations on our ability to use our net operating losses to offset future taxable income;
•our reliance on third-party SaaS technologies to operate our business;
Risks related to Macroeconomic Conditions
•the effect of COVID-19 on global markets, the demand for our solutions, and the demand for our customers' solutions;
•unfavorable conditions in the business software applications industry;
•the occurrence of future catastrophic events;
Risks Related to Ownership of our Common Stock and our Outstanding Convertible Notes
•volatility in our stock price separate from our operating performance and the absence of a dividend on our stock;
•high concentration of ownership among relatively few principal stockholders;
•changing laws and regulations and potential legal proceedings related to governance and public disclosure;
•anti-takeover provisions in our charter and limitation of forum to the Delaware Court of Chancery;
•dependency on favorable securities and industry analyst reports;
•pressures on cash flows resulting from servicing our outstanding debt;
•conversion features on our debt which may affect our operating results and value of our common stock;
•counterparty risk with respect to capped call transactions entered into in connection with our debt offerings; and
•accounting considerations related to interest, settlement, and expense recognition related to our outstanding debt.
Risks Related to Our Product and Platform Solutions
We derive, and expect to continue to derive, substantially all of our revenue and cash flows from Support. If we fail to adapt this product to changing market dynamics and customer preferences or to maintain or achieve increased market acceptance of Support, our business, results of operations, financial condition, and growth prospects would be harmed.
We derive, and expect to continue to derive, substantially all of our revenue and cash flows from sales of subscriptions to Support or from sales of subscriptions to our product solutions primarily resulting from an interest in Support. As such, the market acceptance of this product solution is critical to our success. Demand for our solutions is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our solutions by customers for existing and new use cases, the timing of development and release of new product and platform solutions, features, and functionality introduced by our competitors, technological change, and growth or contraction in our addressable market. We expect that an increasing focus on the customer experience and the growth of various communications channels will continue to impact the market for our software and blur distinctions between traditionally separate systems for customer support, customer engagement and retention software, messaging, sales force automation, and other customer relationship management product and platform solutions, enabling new competitors to emerge. If we are unable to meet customer demands to improve relationships between organizations and their customers through flexible solutions designed to address all these needs or otherwise achieve more widespread market acceptance of our solutions, our business, results of operations, financial condition, and growth prospects will be adversely affected.
If we are not able to develop enhancements to our product and platform solutions or introduce new solutions and services that achieve market acceptance and that keep pace with technological developments, our business would be harmed.
Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing solutions and to introduce new solutions. In order to grow our business, we must research and develop solutions and services that reflect the changing nature of the customer experience, and expand beyond customer service to other areas of improving relationships between organizations and their customers or potential customers. In order to retain our business, we must ensure that our existing solutions and services maintain the high level of reliability, security, and sophistication our customers will continue to expect. Those expectations will continue to evolve and the resources required to continue to maintain reliable and secure solutions and services will increase over time.
We have limited history in offering multiple product and platform solutions as part of a comprehensive customer experience solution to our customers. As we increase focus on the customer experience and increasingly seek to offer our solutions as part of a broader offering, we may discover challenges in creating a seamless, unified offering across our solutions that achieves market acceptance and grows our business. In each of the fiscal years ending 2020 and 2019, our research and development expenses were 25% of our revenue. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our operating results may be harmed and we may not realize the expected benefits of our strategy.
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
Our business depends in part on our ability to build or acquire product and platform solutions that both complement our existing solutions and respond to our customers’ needs. Our customers also expect that new solutions will integrate with existing solutions that we currently offer. This expectation will increase especially with the launch of the Zendesk Suite, which packages multiple solutions into one offering. Our ability to successfully integrate newly developed or acquired solutions into a shared services infrastructure is unproven. Because we have a limited history in integrating newly developed or acquired solutions and the market for such solutions is rapidly evolving, it is difficult for us to predict our operating results following the integration of such solutions. If we are not able to fully integrate new solutions into our infrastructure, our business could be harmed.
If we fail to integrate our product and platform solutions with a variety of operating systems, software applications, and hardware that are developed by others, our solutions may become less marketable, less competitive, or obsolete, and our operating results would be harmed.
Our solutions must integrate with a variety of network, hardware, e-mail, messaging, and software platforms, and we need to continuously modify and enhance our product and platform solutions to adapt to changes in cloud-enabled hardware, software, networking, browser, and database technologies. For example, we have developed our solutions to be able to easily integrate with third-party SaaS applications, including the applications of software providers that compete with us, through the interaction of application platform interfaces, or APIs. To date, we have not typically relied on a long-term written contract to govern our relationship with these providers. Instead, we are typically subject to the standard terms and conditions for application developers of such providers, which govern the distribution, operation, and fees of such software systems, and which are subject to change by such providers from time to time. To the extent that we do not have long-term written contracts to govern our relationship with these providers, we rely on the fact that the providers of such software systems continue to allow us access to their APIs to enable these customer integrations. Our business may be harmed if any provider of such software systems:

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
Risks Related to Our Industry
The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.
Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our solutions to achieve or maintain more widespread market acceptance, any of which could harm our business. The market for customer experience solutions is fragmented, rapidly evolving, and highly competitive, with relatively low barriers to entry. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements, and we expect competition to continue to intensify in the future. Among the small to midsized organizations that make up a large proportion of our customers, we often compete with general use computer applications and other tools, which these organizations use to provide support and which can be deployed for little or no cost. These include shared accounts for email communication, phone banks for voice communication and text messaging, shared accounts for social messaging, text editors, and spreadsheets for tracking and management. In addition, we compete with a number of other SaaS providers with focused applications competitive to one or more of our product and platform solutions that our potential customers may elect to use in lieu of our solutions, and such providers may be able to offer their products at a lower price due to the focused nature of their applications, such as Freshworks Inc. and Kustomer, Inc. As a result, small to midsized organizations are able to switch to one of our competitors relatively easily. Additionally, as the barriers to entry are low into this market, new entrants or current competitors may be able to change branding, marketing, or sales strategy more quickly and effectively than us, and/or develop products that mimic our new product releases and sell those products at a low price, resulting in a decreased ability for us to increase our marketing pipeline or sales. With respect to larger organizations seeking to deploy a customer service software system, we have many competitors that are larger than us and which have greater name recognition, much longer operating histories, more established customer relationships, larger marketing budgets, and significantly greater resources than we do. For larger organizations, we compete with customer software systems and large enterprise software vendors such as salesforce.com, Inc. and ServiceNow, Inc., each of which may have greater operational flexibility to bundle competing products and services with other software offerings, or offer them at a lower price than our current solutions, which will negatively affect our competitiveness for our solutions. Further, other established SaaS providers not currently focused on the functionality that our solutions provide may expand their services to compete with us as well. Large enterprise software vendors additionally have a greater ability to aggressively price their product at a level below their typical selling price in order to retain their existing customers and gain market share, both within the United States and in regions across the world, decreasing our ability to compete successfully with such vendors.

We face competition from in-house software systems, large integrated systems vendors, and smaller companies offering alternative SaaS applications. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Some existing and potential customers, particularly large organizations, have elected, and may in the future elect, to develop their own internal customer support software systems. Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult for us to compete with them. In particular, as the platform offerings increase in prevalence, our competitors who focus on such offerings may, through organic growth or acquisition, be able to increasingly provide customizable platform solutions which would impact our ability to compete with them. As our offerings have additionally expanded to adjacent markets, such as integration of messaging into the customer experience platform, sales force automation and platform-based features and functionality, in which we may not have the operational history or familiarity, we may find it difficult to compete with established vendors in those markets. For all of these reasons, we may not be able to compete successfully against our current and future competitors or retain existing customers, which would harm our business.
If the market for SaaS business software applications develops more slowly than we expect or declines, our business would be adversely affected.
The market for SaaS business software applications is less mature than the market for on-premise business software applications, and the adoption rate of SaaS business software applications may be slower among subscribers in industries with heightened data security interests or business practices requiring highly customizable application software. Our success will depend to a substantial extent on the widespread adoption of SaaS business applications in general, and of SaaS customer service applications in particular. Many organizations have invested substantial personnel and financial resources to integrate traditional on-premise business software applications into their businesses, and therefore may be reluctant or unwilling to migrate to SaaS applications. The expansion of the SaaS business applications market depends on a number of factors, including the cost, performance, and perceived value associated with SaaS, as well as the ability of SaaS providers to address data security and privacy concerns. If SaaS business applications do not continue to achieve market acceptance, if there is a reduction in demand for SaaS business applications caused by a lack of customer acceptance, or if there are technological challenges, weakening economic conditions, data residency, data security or privacy concerns, governmental regulation, competing technologies and products, or decreases in information technology spending, it would result in decreased revenue and our business would be adversely affected.
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
Risks Related to Customer Retention and Acquisition
Our business depends substantially on our customers renewing their subscriptions, expanding the use of their subscriptions, and purchasing subscriptions for additional product and platform solutions from us. Any decline in our customer retention or expansion, or any failure by us to sell subscriptions to additional solutions to existing customers, would harm our future operating results.
In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions when the initial contract term expires and add additional authorized agents or additional product and platform solutions to their customer accounts. Even though the majority of our revenue is derived from subscriptions to our solutions that have terms longer than one month, a significant portion of the subscriptions to our solutions have monthly terms. Our customers have no obligation to renew their subscriptions, and our customers may not renew subscriptions with a similar contract period or with the same or a greater number of agents. Some of our customers elect not to renew their agreements with us and it is difficult to accurately predict long-term customer retention. Because the revenue derived from our customers on contracts with monthly terms are often small and midsized organizations, and because small and midsized organizations can have liquidity and expense limitations more restrictive than large organizations, such revenue is particularly susceptible to changes in global demand arising from economic downturns. Additionally, as we expand our offerings to increasingly appeal to larger enterprises and such customers agree to longer contractual terms with subscriptions to additional solutions, if and when such larger enterprise customers decide not to renew their contractual arrangement, the negative impact on our results and operations will accordingly be increasingly larger. Further, a substantial proportion of our revenue derives from and our future success is substantially dependent on our ability to expand our existing customers’ use of our solutions by expanding the number of solutions to which such customers subscribe. This has required and will continue to require increasingly sophisticated and costly sales efforts, may not result in additional sales, and it may be difficult to predict the success of such efforts.
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
Our customer retention, our ability to sell additional product and platform solutions to existing customers, and the rate at which our existing customers purchase subscriptions to additional solutions may be impacted by a number of factors, including our customers’ satisfaction with our solutions, our product support, our prices, the prices of competing software systems, the effects of global economic conditions, or reductions in our customers’ spending levels. In addition, the rate at which our existing customers purchase subscriptions to additional solutions depends on a number of factors, including the perceived need for additional solutions to build better relationships between organizations and their customers. If our customers do not renew their subscriptions, renew on less favorable terms, fail to add more agents, or fail to purchase subscriptions to additional solutions, our revenue may decline, and we may not realize improved operating results from our customer base.
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

The success of the broader market acceptance of our product and platform solutions depends on offering solutions designed to give organizations of all sizes the ability to deliver powerful customer experiences with a focus on solutions that have the broadest market appeal across those organizations. Larger organizations may demand more features and integration services than small to midsized organizations. We may not be able to devote sufficient resources to developing those features and functionality in our solutions that are exclusively in demand by large organizations, which may negatively affect our potential sales to those organizations. Further, as we continue to focus on self-serve capabilities and simplicity in buying our solutions, many of those efforts may not be effective in selling and marketing to larger organizations as those organizations may require greater customer-specific investment, which may additionally impact our potential sales to those organizations. To the extent we do invest in customer-specific investment, such investment is and will continue to be a disproportionately large focus of internal resources on a small number of customers, negatively impacting our efficient use of those resources.
We have limited experience in developing and managing sales channels and distribution arrangements for larger organizations. We may experience difficulty hiring employees with qualifications appropriate for selling to larger organizations, which could adversely affect our ability to meet expected sales targets. Further, given their generally broader international presence, selling to larger organizations also may require us to divert resources to international regions in which we may not have sufficient personnel, affecting our results of operations. Sales opportunities to larger organizations may require us to devote greater research and development, sales, marketing events, product support, and professional services resources to individual customers, resulting in increased costs and reduced profitability, and would likely lengthen our typical sales cycle, which could strain our resources. Moreover, these transactions may require us to delay recognizing portions of the associated revenue we derive from these customers until any technical or implementation requirements have been met, and larger customers may demand discounts to the subscription prices they pay for our solutions. Furthermore, because we have limited experience selling to larger organizations, our investment in marketing our solutions to these potential customers may not be successful, which could harm our results of operations and our overall ability to grow our customer base. Following sales to larger organizations, we may not fully understand the opportunities to expand usage of our solutions or to sell additional functionality within such organizations, and we may not be able to effectively predict subscription terminations, any of which could harm our results of operations.
We employ a pricing model that subjects us to various challenges that could make it difficult for us to derive sufficient value from our customers particularly because we do not have the history with our subscription or pricing models that we need to accurately predict optimal pricing necessary to attract and retain customers.
We generally charge our customers for their use of our product and platform solutions based on the number of users they enable as 'agents' under their customer account, as well as the features and functionality enabled. The features and functionality we provide within our solutions enable our customers to promote customer self-service and otherwise efficiently and cost-effectively address product support requests without the need for substantial human interaction. As a result of these features, customer agent staffing requirements may be minimized and our revenue may be adversely impacted. Conversely, customers may overestimate their agent needs when they initially use our solutions, negatively affecting our ability to accurately forecast the number of agents our customers need in a period. Other than subscriptions related to the Zendesk Suite, the Sell Suite and Duet, we generally require a separate subscription to enable the functionality of each of our solutions. We are continuing to analyze and improve our pricing and packaging models as we adapt to a changing market, but we do not know whether our current or potential customers or the market in general will accept changes to those models and, if it fails to gain acceptance, our business and results of operations could be harmed. In particular, in February 2021, we released a new version of our omnichannel offering, the Zendesk Suite, which offers access to Support, Chat, Talk, Guide, Explore, Sunshine, and Messaging at new, unified purchase plans with various levels of pricing for different types of organizations. While we believe that simple purchase plans will enable greater adoption of the Zendesk Suite, certain organizations may not want to purchase all the included solutions in the Zendesk Suite, and other organizations may want more features offered in one solution without paying for the next purchase plan level, affecting our new business, retention, and sales for additional solutions. Those purchasing decisions will be difficult to predict due to our limited experience offering the new Zendesk Suite, and we may not fully understand the impact of our pricing changes in the market. If we fail to find an optimal pricing strategy for our latest offering, our business and results of operations may be harmed. If customers do not accept our new purchase plans, we may increasingly have difficulty in attract new customers as well as our ability to retain existing customers to the extent we apply new pricing models to existing customer agreements. Our current pricing model may be either too complex or too simple for organizations of different sizes. Pricing decisions may also impact the mix of adoption among our subscription plans and negatively impact our overall revenue. Moreover, larger organizations may demand substantial price concessions. As a result, in the future we may be required to reduce our prices or develop new pricing models, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.
Finally, as the market for our solutions matures, or as new competitors introduce new solutions or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically.

Additionally, our terms of service generally prohibit the sharing of user logins and passwords. These restrictions may be improperly circumvented or otherwise bypassed by certain users and, if they are, we may not be able to capture the full value of the use of our solutions. We provide access and use of our solutions exclusively for our customers’ internal use. If customers improperly resell or otherwise make our solutions available to their customers, it may cannibalize our sales or commoditize our solutions in the market. Additionally, if a customer that has received a volume discount from us offers our solutions to its customers in violation of our terms of service, we may experience price erosion and be unable to capture sufficient value from the use of our solutions by those customers.
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
We are highly dependent upon our marketing strategy of offering free trials of our solutions and other inbound lead generation strategies to generate sales opportunities. As we increasingly focus on our core strengths of simplicity, agility, and offering solutions that are easy to adopt, it will be additionally increasingly critical to maintain a simple trial experience that markets and leads to an easy adoption of our solutions. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. Many early users never convert from the trial version of a solution to a paid version of such solution. We often depend on individuals within an organization who initiate the trial versions of our solutions being able to convince decision makers within their organization to convert to a paid version. Many of these organizations increasingly have complex and multi-layered purchasing requirements, especially the larger organization that we continue to target. Furthermore, in the case of our sales force automation software and features and functionality related to our platform offering, we ate increasingly pursuing decision makers that are not in the customer support organizations that we have traditionally targeted. Additionally, as we offer new, broader, pricing and packaging offerings for our solutions, we may not be able to understand how our prospective customers trial and use each individual solution, negatively affecting our ability to sell additional solutions effectively to those organizations. To the extent that these users do not become, or are unable to convince others to become, paying customers, we will not realize the intended benefits of this marketing strategy and our ability to grow our revenue will be adversely affected.
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
Identifying, negotiating, and documenting relationships with strategic third parties such as technology partners and implementation providers requires significant time and resources. In addition, integrating third-party technology is complex, costly, and time-consuming. Our agreements with technology partners and implementation providers are typically limited in duration, non-exclusive, and do not prohibit them from working with our competitors or from offering competing services. Our competitors may be effective in providing incentives to third parties to favor their solutions or services or to prevent or reduce subscriptions to our solutions.
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
In deploying and using our product and platform solutions, our customers depend on our product support team, customer success organization, and our professional services organization to resolve complex technical and operational issues. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for product support. We also may be unable to modify the nature, scope, and delivery of our product support to compete with changes in product support services provided by our competitors. Increased customer demand for product support, without corresponding revenue, could increase costs and adversely affect our operating results. Adoption of the Zendesk Suite and increasing usage by customers of multiple solutions may additionally increase demand on our product support team and customer success organizations. We may allocate resources to support such increased demand and, as a consequence, our support of any individual solution may suffer. Additionally, we may be unable to develop our customer success organization to continue to support the increasing level of complexity that our customers that are large organizations require while maintaining the same level of engagement across all customers. For example, adoption of features and functionality related to our platform offering may increase demand on our professional services organization as customers may increasingly demand platform-related features that may not currently exist.
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
To date, we have been primarily dependent on our direct sales force to sell subscriptions to our product and platform solutions. Although we have developed certain channel partners, such as referral partners, resellers, and integration partners, these channels have resulted in limited revenue to date. We believe identifying, developing, and maintaining strategic relationships with additional channel partners are important to driving revenue growth for our company, and we will continue to dedicate resources to those efforts. Our agreements with our existing channel partners are non-exclusive, meaning our channel partners may offer customers the solutions of several different companies, including solutions that compete with ours. They may also cease marketing our solutions with limited or no notice and with little or no penalty. We expect that any additional channel partners we identify and develop will be similarly non-exclusive and not bound by any requirement to continue to market our solutions. If we fail to identify additional channel partners, in a timely and cost-effective manner, or at all, or are unable to assist our current and future channel partners in independently selling and deploying our solutions, our business, results of operations, and financial condition could be adversely affected. Additionally, customer retention and expansion attributable to customers acquired through our channel partners may differ significantly from customers acquired through our direct sales efforts. If our channel partners do not effectively market and sell our solutions, or fail to meet the needs of our customers, our reputation and ability to grow our business may also be adversely affected.
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
Risks Related to Operating and Growing a Global Business
We have a history of losses and we expect our revenue growth rate to decline. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain our profitability.
We have incurred net losses in each year since our inception, including net losses of $70 million and $36 million for the three months ended December 31, 2020 and 2019, respectively, and net losses of $218 million and $170 million for the fiscal years ended December 31, 2020 and 2019, respectively. We had an accumulated deficit of $917 million as of December 31, 2020. For the three months ended December 31, 2020 and 2019, our revenue was $283 million and $230 million, respectively, representing a 23% growth rate. For the fiscal years ended December 31, 2020 and 2019, our revenue was $1,030 million and $816 million, respectively, representing a 26% growth rate. Our historical revenue growth has been inconsistent, and should not be considered indicative of our future performance. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

•development of our existing product and platform solutions or acquisition of new product and platform solutions to appeal to as many types and sizes of organizations as possible, including investments in our research and development team and improvements to the scalability, availability, and security of our solutions;
•continued international investment in an effort to increase our customer base and sales;
•investments in programs to ensure retention of current customers and expansion of use cases for our products with those customers;
•enhancements to our network operations and infrastructure;
•sales and marketing;
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
Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our common stock could decline substantially. Some of the important factors that may cause our revenue, operating results, and cash flows to fluctuate from quarter to quarter include:

•the impact of the market volatility and economic downturn caused by COVID-19 or any other worldwide pandemic on our business, including but not limited to a decreased demand for our solutions and services, negative impacts on our revenue results, an increasing unpredictability in expenses and negative impacts to cash flow;
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
•changes in foreign currency exchange rates and our customers' willingness to accept the risk of those changes; and
•the impact of new accounting pronouncements.
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
Increasing our customer base and achieving broader market acceptance of our product and platform solutions will depend, to a significant extent, on our ability to effectively maintain and scale our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain certain of our new customers, including larger organizations. We plan to continue to invest in our direct sales force both domestically and internationally to increase the effectiveness of our sales motions and increase our sales capacity. During the year ended December 31, 2020, our sales and marketing organization increased by approximately 360 employees to approximately 1,640 employees. There is significant competition for experienced sales and marketing professionals with the skills and technical knowledge that we require, both domestically and internationally. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales and marketing professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. In territories outside the United States, attraction, recruiting and retention of our sales personnel may become increasingly difficult and costly, affecting our ability to compete in such jurisdictions. Further, as organizations worldwide adjust to continuing precautions and safety measures related to decreasing the health risks of COVID-19, our ability to connect in person with our customers and potential customers may be and has been negatively impacted, resulting in delayed sales cycles.
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
We have experienced and may continue to experience rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from approximately 3,570 employees as of December 31, 2019 to approximately 4,130 employees as of December 31, 2020. In addition, we have established subsidiaries in Denmark, the United Kingdom, Australia, Ireland, Japan, the Philippines, Brazil, Germany, India, Mexico, and South Korea since our inception in 2007, and, as a result of acquisitions, we also have subsidiaries in Singapore, France, Poland, and Canada. We may continue to invest in our international operations into other countries in the future. We have also experienced significant growth in the number of customers, end users, transactions, and data that our solutions support. Our organizational structure is becoming more complex and we may need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures, to manage this complexity. Further, as our employees work from geographic areas across the globe, we will require investment of resources and close monitoring of local regulations and requirements that continually change due to events that may have a global impact, such as the shift to remote work arising from the COVID-19 pandemic, and we may experience unpredictability in our expenses and employee work culture. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, simplicity in design, and attention to customer experience that has been critical to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the retention and productivity of our employees may be impacted, and the quality of our solutions and services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
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
•divert our resources to understand and comply with new jurisdictions if such acquired company is in a new country; and/or
•become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges.
Our financial results may fluctuate due to increasing variability in our sales cycles.
We plan our expenses based on certain assumptions about the length and variability of our sales cycle. These assumptions are based upon historical trends for sales cycles and conversion rates associated with our existing customers, many of whom to date have been small to midsized organizations that make purchasing decisions with limited interaction with our sales or other personnel. As we continue to sell to larger organizations, we expect our sales cycles to those organizations to lengthen and become less predictable. This may adversely affect our financial results. Factors that may influence the length and variability of our sales cycle include the competitive nature of evaluation and purchasing processes, the need to educate prospective customers about the uses and benefits of our product and platform solutions, the discretionary nature of purchasing and budget cycles and decisions, announcements or planned introductions of new solutions, features, or functionality by us or our competitors, and lengthy purchasing approval processes.
If we are unable to close one or more expected significant transactions with these customers in a particular period, or if an expected transaction is delayed until a subsequent period, our operating results for that period, and for any future periods in which revenue from such transaction would otherwise have been recognized, may be adversely affected.
Additionally, the COVID-19 pandemic has, and may continue to, put pressure on global economic conditions and overall spending for customer experience solutions, and may cause our customers or their customers to modify spending priorities or delay or abandon purchasing decisions, thereby lengthening sales cycles, and may make it difficult for us to forecast our sales and operating results. Further, as the pandemic continues, organizations that previously delayed their purchasing decision may later purchase our solutions on a timeline not consistent with historical patterns, negatively impacting our ability to accurately forecast such decisions and sales results.
Our international sales and operations subject us to additional risks that can adversely affect our business, operating results, and financial condition.

In each of the fiscal years ended December 31, 2020 and 2019, we derived 48% of our revenue from customers located outside of the United States. We are continuing to invest in our international operations as part of our growth strategy. We currently have sales personnel and sales and product support operations in certain countries across North America, Europe, Australia, Asia, and South America. To date a very limited portion of our sales has been driven by resellers or other channel partners. We believe our ability to convince new customers to subscribe to our solutions or to convince existing customers to renew or expand their use of our solutions is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.
Our international operations subject us to a variety of additional risks and challenges, including:

•economic conditions in each country or region and general economic uncertainty around the world;
•the need for sales representatives to be recruited, hired, and retained locally in increasing numbers of countries abroad;
•communication and integration problems related to entering new markets with different languages, cultures, and political systems, particularly in regions with a high level of such differences between each country;
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
•fluctuations in foreign currency exchange rates and the related effect on our operating results, particularly as our customers increasingly demand less exposure to such fluctuations;
•difficulties in repatriating or transferring funds from or converting currencies in certain countries;
•difficulties in adapting to global supply chain changes and delivery of equipment to employees in different jurisdictions;
•requirements or preferences for domestic products;
•differing labor standards, including restrictions related to, and the increased cost of, terminating employees in some countries;
•the need for localized software and licensing programs, including the need for localized language support;
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

Compliance with laws and regulations applicable to our international operations substantially increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with new or revised government requirements as they change from time to time. Failure to comply with these regulations could have adverse effects on our business. Additionally, in many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. or other regulations applicable to us. Although we have implemented certain policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, partners, and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, partners, or agents could result in delays in revenue recognition, financial reporting misstatements, enforcement actions, disgorgement of profits, fines, civil and criminal penalties, damages, injunctions, other collateral consequences, or the prohibition of the importation or exportation of our solutions and services, and could adversely affect our business and results of operations.
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
We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period of time and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers, especially our Chief Executive Officer, or other key employees globally could have an adverse effect on our business.
In addition, to execute on our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, especially in Dublin, Ireland and Singapore is intense, especially for engineers experienced in designing and developing software and SaaS applications and experienced sales professionals. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. For example, certain domestic immigration laws restrict or limit our ability to recruit internationally. Any changes to U.S. immigration policies that restrain the flow of technical and professional talent may inhibit our ability to recruit and retain highly qualified employees. Additionally, many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived or actual value of our equity awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.
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
We are aware that trials of and subscriptions to our solutions have been initiated by persons and organizations in countries that are the subject of U.S. embargoes, or to persons and organizations supporting customers in countries that are subject of U.S. embargoes, or to parties which are subject to targeted export and sanctions restrictions. Our provision of services in these instances was likely in violation of U.S. export controls and sanctions laws. We have terminated the accounts of such organizations as we have become aware of them, implemented certain measures designed to prevent future unauthorized access by such persons and organizations, and filed voluntary self-disclosures with the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, and the U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC, concerning prior potential violations. With respect to these resolved matters, each of BIS and OFAC completed its investigations, and no monetary penalties or other sanctions were imposed. With respect to future matters, there is the potential for the government to impose fines or sanctions.
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
Risks Related to Cybersecurity, Reliability, and Data Privacy
Our network and computer systems have been breached in the past, and in one case that we publicly disclosed, a malicious actor appears to have had unauthorized access to customer data. In light of this incident, and in the event that we are subject to any future breaches or we learn that the extent of this breach is more significant than is currently known, our solutions may be perceived as insecure, we may lose existing customers or fail to attract new customers, and we may incur significant liabilities.

Growth in sales of our services and solutions and customer retention are increasingly dependent on the trust of existing customers in and the perception by potential customers of the secure and reliable use of our solutions. As we develop our product and platform solutions to reflect our core strengths of simplicity, agility, and transparency in the customer experience for organizations of all sizes, we will continue to focus on developing a product and information security program that minimizes vulnerabilities and protects our customers’ data. If we fail to meet our customers’ expectations in maintaining that trust, our customer retention will decrease, our perception in the market will be harmed, and our results of operations will be negatively affected.
Use of our product and platform solutions involves the storage, transmission, and processing of our customers’ proprietary data, including personal information regarding their customers or employees. Unauthorized access to such information or security breaches of our solutions could result in the loss of data, loss of intellectual property or trade secrets, loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, or indemnity obligations. Furthermore, if our network or computer systems are breached or unauthorized access to customer data is otherwise obtained, we may be held responsible for damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and could incur significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities. Notifications related to a security breach regarding or pertaining to any of such service providers have and could impact our reputation, harm customer confidence, hurt our sales and expansion into new markets, or cause us to lose existing customers. We have incurred, and expect to continue to incur, significant expenses to prevent, investigate, and remediate security breaches and vulnerabilities, including deploying additional personnel and protection technologies, hiring and training employees, and engaging third-party experts and consultants. Our errors and omissions insurance coverage covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all liability related to or arising out of any security incidents.
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
Given that we are significantly reliant on third-party managed hosting services, any significant disruption of or interference in our use of such services will negatively impact our operations and customer satisfaction. Third-party managed hosting services may additionally take actions beyond our control that could seriously harm our business, including discontinuing or limiting our access to the service, increasing price terms, including establishing more favorable relationships or pricing terms with one or more of our competitors, maintaining control over the pricing models of those hosting services for when customers experience unique spikes in demand and usage, terminating or seeking to terminate the contractual relationship altogether, or modifying or interpreting its terms of service or other policies in a manner that impacts our ability to run our businesses and operations.
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
Our customers and third-party partners may need training in the proper use of our solutions to maximize their potential. If our solutions are not implemented or used correctly or as intended, inadequate performance may result. Because our customers rely on our solutions to manage a wide range of operations and to drive a number of their internal processes, the incorrect or improper implementation or use of our solutions, our failure to train customers on how to efficiently and effectively use our solutions, or our failure to provide adequate product support to our customers, may result in negative publicity or legal claims against us. Also, as we continue to expand our customer base, any failure by us to properly provide these services will likely result in lost opportunities for additional subscriptions to our solutions.
Because our solutions can be used to collect and store personal information, domestic and international privacy and data security concerns could result in additional costs and liabilities to us or inhibit sales of our solutions.

Personal privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions where we offer our solutions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state, and foreign government bodies and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use, and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and consumer protection agencies. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, California enacted the CCPA, which went into effect in January 2020 and became enforceable by the California Attorney General in July 2020, and which, among other things, requires companies covered by the legislation to provide new disclosures to California consumers and afford such consumers new rights with respect to their personal information, including the right to request deletion of their personal information, the right to receive the personal information on record for them, the right to know what categories of personal information generally are maintained about them, as well as the right to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation.

Additionally, a new California ballot initiative, the California Privacy Rights Act, or “CPRA,” was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

Certain other state laws impose similar privacy obligations and we also expect anticipate that more states to may enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
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
On July 16, 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield on the grounds that the Privacy Shield failed to offer adequate protections to EU personal data transferred to the U.S. While our Binding Corporate Rules and our Standard Contractual Clauses provide an alternative to our Privacy Shield certification for EU-U.S. data flows, the decision (and certain regulatory guidance issued in its wake) casts doubt on the legality of EU-U.S. data flows in general. Any inability to transfer personal data from the EU to the U.S. in compliance with data protection laws may impede our ability to attract and retain customers and adversely affect our business and financial position.

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
Risks Related to Intellectual Property Matters
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
Our success and ability to compete depend in part upon our intellectual property. We currently have ten issued patents and have a limited number of pending patent applications, none of which may result in an issued patent. We rely on copyright, trade secret, and trademark laws, patents, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.
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
Risks Related to Tax and Accounting Matters
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added, or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.
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
Additionally, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The United States continuously enacts tax legislation, including regulations related to the significant tax reform legislation enacted in 2017, and certain tax provisions may potentially adversely affect us in the future. For example, the Tax Cuts and Jobs Act’s “base erosion and anti-abuse tax” provision, and the regulations issued thereunder, which we are subject to, could adversely impact our effective tax rate by limiting our ability to deduct certain expenses. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition, or results of operations may be adversely impacted.
If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2020, we had a net balance of $196 million of goodwill and intangible assets related to business acquisitions. An adverse change in market conditions, particularly a change resulting in a significant decrease in our share price, or if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2020, we had federal and state net operating loss carryforwards, or NOLs, of $1,230 million and $491 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, including in connection with our initial public offering or our follow-on public offering. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. Our NOLs generated before fiscal year 2018 are subject to a 20-year carryover limitation and may expire if unused within that period. There is also a risk that due to legislative changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. In addition, under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, the amount of NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles, or GAAP, in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. For example, on January 1, 2018, we adopted Accounting Standards Codification, or ASC, 606, “Revenue from Contracts with Customers,” which changed our accounting policies regarding revenue recognition and incremental costs to acquire customer contracts. We also adjusted our consolidated financial statements from amounts previously reported to reflect the adoption. Certain other standards that become effective in the future may have a material impact on our consolidated financial statements. See Note 2 of the Notes to our Consolidated Financial Statements for information regarding the effect of new accounting pronouncements on our consolidated financial statements. Any difficulties in implementing these standards could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
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
Risks Related to Macroeconomic Conditions
The recent global COVID-19 outbreak may and has caused harm to our business, results of operations, and financial condition.
In March 2020, the World Health Organization declared the novel coronavirus and resulting COVID-19 disease ("COVID-19") a global pandemic. This contagious disease outbreak, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures, including imposing travel restrictions for our employees, mandating a global work from home policy, and shifting customer events to virtual-only experiences. Operationally, we have increased our focus on being prudent in managing operating expenses. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, precautionary measures that have been adopted could negatively affect our customer success efforts, customer retention, sales and marketing efforts, delay and lengthen our sales cycles, affect our revenue growth rate, or create operational or other challenges, any of which could harm our business and results of operations. Additionally, our customers and potential customers may and have been exposed to similar operational considerations, resulting in significant pressures on their expenditures, and subsequently resulting in a decreased demand for our solutions.
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
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for business software applications and services generally and for customer service systems in particular. In addition, our revenue is dependent on the number of users of our solutions, which in turn is influenced by the employment and hiring patterns of our customers. To the extent that weak economic conditions cause our customers and prospective customers to freeze or reduce their hiring for personnel providing service and support, demand for our solutions may be negatively affected. Historically, during economic downturns there have been reductions in spending on information technology and customer service systems as well as pressure for extended billing terms and other financial concessions. Additionally, our global operations further expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business. The recent COVID-19 outbreak has created significant additional uncertainty in the global economy. If the COVID-19 crisis worsens, particularly in the regions in which we have material operations or sales, our business activities originating from affected areas, including sales-related activities, could be and have been adversely affected. If global economic conditions deteriorate, our customers and prospective customers may elect to decrease their information technology and customer service budgets, which would limit our ability to grow our business and negatively affect our operating results.
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
Our business and operations in the United Kingdom (“UK”) and EU may be negatively impacted by the UK’s withdrawal from the EU.

On June 23, 2016, the UK held a referendum in which a majority of voters approved an exit from the EU, or Brexit. After nearly three years of negotiation and political and economic uncertainty, the UK’s withdrawal from the EU became effective on January 31, 2020. There was a transitional period, during which EU laws, including pharmaceutical laws, continued to apply in the UK, however this ended on December 31, 2020. The UK and EU have signed a EU-UK Trade and Cooperation Agreement, which became provisionally applicable on January 1, 2021 and will become formally applicable once ratified by both the UK and the EU. This agreement provides details on how some aspects of the UK and EU’s relationship will operate, however there are still many uncertainties. Many of the regulations that now apply in the UK following the transition period (including financial laws and regulations, tax, intellectual property rights, data protection laws, supply chain logistics, environmental, health and safety laws and regulations, immigration laws, and employment laws), will likely be amended in the future as the UK determines its new approach, which may result in significant divergence from EU regulations. This lack of clarity on future UK laws and regulations and their interaction with the EU laws and regulations increases our regulatory burden of operating in and doing business with both the UK and the EU.
The long-term effects of Brexit will depend in part on how the EU-UK Trade and Cooperation Agreement, and any future agreements signed by the UK and the EU, take effect in practice. Such a withdrawal from the EU is unprecedented, and it is unclear how the restrictions on the UK’s access to the European single market for goods, capital, services and labor within the EU and the wider commercial, legal and regulatory environment, could impact our current and future operations and clinical activities in the UK.
We expect that, now the transition period has expired, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replicate or replace. Any of these effects of Brexit, and others we cannot anticipate, could negatively impact our business and results of operations in the UK.
The uncertainty concerning the UK’s legal, political and economic relationship with the EU following Brexit may also be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise).

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
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation in the future or if we are unsuccessful in defending securities litigation currently filed against us, it could subject us to substantial costs, make it more expensive for us to obtain director and officer liability insurance, divert resources and the attention of management from operating our business, and adversely affect our business, results of operations, financial condition, and cash flows.
Our directors, officers, and principal stockholders beneficially own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.
As of December 31, 2020, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 29% of our outstanding common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to exert significant influence in matters requiring stockholder approval. For example, these stockholders may be able to exert significant influence in elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
The changing laws and regulations related to being a public company may strain our resources and divert management’s attention.
Changing laws, regulations, and standards relating to corporate governance and public disclosure can create uncertainty for public companies and increase legal and financial compliance costs. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

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
In March 2018, we issued $575 million in aggregate principal amount of 0.25% convertible senior notes due 2023 (the “2023 Notes”), in a private offering. The interest rate on the 2023 Notes is fixed at 0.25% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year. In June 2020, we issued $1,150 million aggregate principal amount of 0.625% convertible senior notes due 2025 in a private offering (the “2025 Notes,” and together with the 2023 Notes, the “Notes”). The interest rate on the 2025 Notes is fixed at 0.625% per annum and is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. In connection with the offering of the 2025 Notes, the Company used $618 million of the net proceeds from the offering of the 2025 Notes to repurchase $426 million aggregate principal amount of the 2023 Notes in cash through individual privately negotiated transactions (the “2023 Notes Partial Repurchase”). As of the repurchase date, the carrying value of the 2023 Notes subject to the 2023 Notes Partial Repurchase, net of unamortized debt discount and issuance costs, was $367 million. The 2023 Notes Partial Repurchase resulted in a $26 million loss on early debt extinguishment. As of December 31, 2020, $149 million of principal remains outstanding on the 2023 Notes. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. Upon conversion, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases in connection with such conversion and our ability to pay may additionally be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture governing the Notes or to pay any cash payable on future conversions as required by such indenture would constitute a default under such indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof. Additionally, subject to certain exceptions, if we fail to timely file any document or report required under the Securities and Exchange Act of 1934, in certain circumstances we may be required to pay additional interest of up to 0.50% per annum on our Notes in order to avoid an event of default under the indenture, which may affect our ability to repay the Notes. Furthermore, if we do not remedy such failure within 360 days after receiving notice thereof from the noteholders, there would be an event of default under the indenture.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As disclosed in Note 9 of the Notes to our Consolidated Financial Statements, the conditional conversion feature of the 2023 Notes that is based on the closing stock price of our common stock during the last 30 trading days of a calendar quarter was triggered as of December 31, 2020, and the 2023 Notes are convertible at the option of the holders, in whole or in part, between January 1, 2021 and March 31, 2021. Whether the Notes will be convertible following such calendar quarter will depend on the satisfaction of this conditional conversion feature or another conversion condition in the future.
In addition, even if holders do not elect to convert their Notes, we are required to reclassify the outstanding principal of the Notes as a current rather than long-term liability, resulting in a material reduction of our net working capital. We have classified the 2023 Notes as a current liability on the consolidated balance sheet as of December 31, 2020. As of the date of this filing, we have received one request for conversion for an immaterial amount of 2023 Notes.
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
In August 2020, the FASB published an Accounting Standard Update that, for most convertible instruments (such as the Notes), requires the entire debt amount to be classified as a liability. This would eliminate the recognition of non-cash charges to interest expense and accordingly would result in higher net income or lower net loss in our financial statements. Additionally, the new guidance eliminates the treasury stock method for most convertible instruments and instead requires application of the “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be antidilutive. Upon adoption of the standard, which we expect to adopt in fiscal year 2022, we expect that we may be unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes. Accordingly, our diluted earnings per share is expected to be adversely affected in periods when we report net income after adoption of the standard.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters are located in San Francisco, California, where we lease approximately 199,000 square feet of total space under multiple leases.
We also maintain offices in various locations in North America, South America, Europe, Australia, and Asia. All of our properties are currently leased. We believe our existing facilities are adequate to meet our current requirements. See Note 7 in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for more information about our lease commitments. We may expand our facilities capacity as our employee base grows. We believe we will be able to obtain such space on acceptable and commercially reasonable terms.

Item 3. Legal Proceedings.

On October 24, 2019 and November 7, 2019, purported stockholders of the Company filed two putative class action complaints in the United States District Court for the Northern District of California, entitled Charles Reidinger v. Zendesk, Inc., et al., 3:19-cv-06968-CRB and Ho v. Zendesk, Inc., et al., No. 3:19-cv-07361-WHA, respectively, against the Company and certain of the Company’s executive officers. The complaints are nearly identical and allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), purportedly on behalf of all persons who purchased Zendesk, Inc. common stock between February 6, 2019 and October 1, 2019, inclusive. The claims are based upon allegations that the defendants misrepresented and/or omitted material information in certain of our prior public filings. To this point, no discovery has occurred in these cases. The court has appointed a lead plaintiff and consolidated the various lawsuits into a single action (Case No. 3:19-cv-06968-CRB), and the lead plaintiff filed its amended complaint on April 14, 2020 asserting the same alleged violations of securities laws as the initial complaints. On June 29, 2020, Zendesk and the executive officer defendants moved to dismiss the amended complaint. On November 9, 2020, the court granted Zendesk's motion to dismiss and granted plaintiff leave to amend its complaint. On January 8, 2021, plaintiff filed its second amended complaint and on January 22, 2021, Zendesk and the executive officer defendants moved to dismiss the second amended complaint which is set for hearing on March 5, 2021.

On June 2, 2020, a purported stockholder of the Company filed a derivative complaint in the United States District Court for the Northern District of California, entitled Anderson v. Svane, et al., 3:20-cv-03671, against certain of the Company's executive officers and directors. The derivative complaint alleges breaches of fiduciary duty against all defendants and an insider trading claim, and violations of Section 10(b) of the Securities Exchange Act of 1934 against the officer defendants, purportedly on behalf of the Company itself. The claims are based on nearly identical allegations as the two putative class action complaints described above, namely that the defendants misrepresented and/or omitted material information in certain of our prior public filings. On June 29, 2020, the court stayed the derivative action until either the class action is dismissed with prejudice or class action defendants answer the complaint. On July 27, 2020, the court ordered the derivative action related to the class action.

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
Holders
As of December 31, 2020, there were approximately 30 holders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to accurately estimate the total number of stockholders represented by these record holders.
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
Issuer Purchases of Equity Securities
No shares of our common stock were repurchased during the three months ended December 31, 2020.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.
Stock Performance Graph
The following stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
The following stock performance graph compares total stockholder returns for Zendesk, Inc. from December 31, 2015, through December 31, 2020, against the S&P 500 Index and the S&P 500 Software & Services Index, assuming a $100 investment made on December 31, 2015. The S&P 500 Software & Services Index is the official name of the index referred to in prior Annual Reports on Form 10-K as the S&P 500 Composite/Software Index. This change to refer to such index's official name has no effect on the identity or values of the index. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown in the graph below is not necessarily indicative of future price performance.

$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Zendesk, Inc.
S&P 500 Index
S&P 500 Software & Services Index

Item 6. Selected Financial Data.
The consolidated statement of operations data and the consolidated balance sheet data are derived from our audited consolidated financial statements and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, and the related notes included in this Annual Report on Form 10-K. Our historical data results are not necessarily indicative of our results in any future period.

	Year Ended December 31,
Consolidated Statement of Operations:	2020	2019	2018	2017	2016
Revenue	$1,029,564	$816,416	$598,746	$430,165	$312,844
Cost of revenue (1)	251,255	234,282	181,255	127,422	93,900
Gross profit	778,309	582,134	417,491	302,743	218,944
Operating expenses (1):
Research and development	255,400	207,548	160,260	115,291	91,067
Sales and marketing	512,339	396,514	291,668	211,918	161,653
General and administrative	166,469	141,076	103,491	81,680	64,371
Total operating expenses	934,208	745,138	555,419	408,889	317,091
Operating loss	(155,899)	(163,004)	(137,928)	(106,146)	(98,147)
Other income (expense), net
Interest expense	(43,319)	(26,708)	(19,882)	—	(148)
Loss on early extinguishment of debt	(25,950)	—	—	—	—
Interest and other income (expense), net	12,751	21,409	14,619	2,487	1,668
Total other income (expense), net	(56,518)	(5,299)	(5,263)	2,487	1,520
Loss before provision for (benefit from) income taxes	(212,417)	(168,303)	(143,191)	(103,659)	(96,627)
Provision for (benefit from) income taxes	5,761	1,350	(12,107)	(1,518)	993
Net loss	(218,178)	(169,653)	(131,084)	(102,141)	(97,620)
Net loss per share, basic and diluted	$(1.89)	$(1.53)	$(1.24)	$(1.02)	$(1.05)
Weighted-average shares used to compute net loss per share, basic and diluted	115,240	110,606	105,567	99,918	93,161
__________
(1) Includes share-based compensation expense as follows:
	Year Ended December 31,
	2020	2019	2018	2017	2016
Cost of revenue	$20,068	$20,858	$14,835	$9,040	$7,045
Research and development	53,967	46,965	41,365	29,970	27,083
Sales and marketing	74,796	53,964	37,882	24,279	22,693
General and administrative	33,373	34,943	25,401	21,263	16,608

	As of December 31,
Consolidated Balance Sheet Data:	2020	2019	2018	2017	2016
Cash and cash equivalents	$405,430	$196,591	$126,518	$109,370	$93,677
Marketable securities, current and noncurrent	994,271	648,906	693,884	235,023	206,358
Working capital	583,331	214,142	229,833	114,631	125,589
Total assets	2,157,279	1,514,589	1,237,879	591,370	497,627
Deferred revenue, current and noncurrent	383,358	323,962	247,962	174,360	122,829
Long-term obligations	935,576	483,464	458,176	—	—
Total liabilities	1,725,448	1,056,605	820,958	237,186	174,153
Stockholders' equity	431,831	457,984	416,921	354,184	323,474

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section titled “Selected Financial Data” and consolidated financial statements and related notes appearing in this Annual Report on Form 10-K. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, impacts on our business and general economic conditions due to the current COVID-19 pandemic, those identified below and those discussed in the section titled “Risk Factors” included in this Annual Report on Form 10-K.
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
We believe in developing solutions that serve organizations of all sizes and across all industries. Our flagship product solution, Zendesk Support, provides organizations with the ability to track, prioritize, and solve customer support tickets across multiple channels, bringing customer information and interactions into one place. Our other widely available product solutions integrate with Support and include Zendesk Chat, Zendesk Talk, and Zendesk Guide. Chat is live chat software that provides a fast and responsive way for organizations to connect with their customers. Talk is cloud-based call center software that facilitates personal and productive phone support conversations between organizations and their customers. Guide is a self-service destination that organizations can use to provide articles, interactive forums, and a community that help an organization's customers help themselves. For an omnichannel solution which provides Support, Chat, Talk, and Guide together for a single price, we offer the Zendesk Suite.
We additionally offer Zendesk Sell, sales customer relationship management software that complements our mission in delivering solutions that provide a better customer experience, Zendesk Explore, a solution to provide analytics for organizations to measure and improve the entire customer experience, Zendesk Gather, a product solution that enables companies to provide trusted and transparent support to customers through online community forums, Zendesk Sunshine, a customer relationship management platform which enables organizations to connect and integrate customer data generated through our product solutions, and Zendesk Sunshine Conversations, a messaging platform solution that allows businesses to integrate messaging through social channels and directly interact and transact with customers.
We offer a range of subscription account plans for our solutions that vary in price based on functionality, type, and the amount of product support we offer. We also offer a range of additional features that customers can purchase and add to their subscriptions.
For the years ended December 31, 2020, 2019, and 2018, our revenue was $1,030 million, $816 million, and $599 million, respectively, representing a 26% growth rate from 2019 to 2020 and a 36% growth rate from 2018 to 2019. For the years ended December 31, 2020, 2019, and 2018 we derived $493 million, $389 million, and $289 million, respectively, of our revenue from customers located outside of the United States, or 48% each year. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. For the years ended December 31, 2020, 2019, and 2018, we generated net losses of $218 million, $170 million, and $131 million, respectively.
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

COVID-19 Update

We are continuing to ascertain the long-term impact of the the novel coronavirus and resulting disease ("COVID-19") pandemic on our business. The full effect on our results of operations in future quarters is uncertain, but in the near to intermediate term, we continue to expect our financial performance to be impacted by the economic crisis arising from COVID-19. We continue to focus on supporting our employees, customers, and community. Our business continuity plans have continued to focus on the health and safety of our employees while continuing to drive innovation in customer experience solutions for our customers. Since the advent of the COVID-19 pandemic, we continue to monitor and identify the major impacts of COVID-19, and as of the date of this filing, those impacts can generally be grouped into the following categories:

•Changing customer needs. As commercial, personal, and social spheres continue to increasingly rely on online interactions and experiences worldwide, some of our customers’ businesses have seen increased activity or have begun to use our solutions in novel ways. Conversely, due to cash flow pressures on organizations worldwide, we expect to continue to see the COVID-19 pandemic impact our ability to attract and retain organizations of all sizes. The economic pressures affecting our customers and the resulting effects have and will continue to have an effect on our operating results, including our cash flows. We are continuing to understand the long-term net effect and anticipated future magnitude of the various factors introduced by COVID-19 on our results for future periods.

•Employee health and safety. We have continued to require all of our employees globally to work remotely, in order to minimize the spread of COVID-19 among our employee base and to comply with local regulations within the United States and internationally. We have invested resources in supporting our employees in a shift to remote work, including providing supplemental home office hardware, increasing the cadence of company-wide communications, improving the frequency and effectiveness of employee feedback, and analyzing current and future real estate needs. While we have not observed significant impacts to the productivity of our workforce, we continue to have a limited history of remote working and the long-term impact on, and the resulting types of continuing investments necessary for, our employee base.

•Evolving our organizational focus. In light of the need for organizations worldwide to assess an increasing reliance on online interactions resulting from COVID-19, we believe that our product and platform solutions will continue to play an increasingly essential role in customer experience for both current and potential customers. As some of our customers demonstrate a greater need to deploy customer experience solutions quickly and for new use cases, we believe in continuing our focus on providing solutions that are easy to implement, use, and scale, and have a quick time to value. We will increase our focus on those core strengths by continuing to simplify the experience of buying our solutions and enable our customers to provide a seamless omnichannel experience to their customers.

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
In the quarter ended June 30, 2018, we began to offer an omnichannel subscription, which provides access to multiple solutions through a single paid customer account, Zendesk Suite, and in the quarter ended June 30, 2019, we began to offer a subscription which provides access to Sell and Support through a single paid customer account, Zendesk Duet. In the quarter ended March 31, 2020, we began to offer two new omnichannel subscriptions, the Zendesk Support Suite and the Zendesk Sell Suite, which provide access to multiple support solutions and sales solutions, respectively, through a single paid customer account. The number of Support Suite paid customer accounts are included in the number of paid customers on Suite, which are included in the number of paid customer accounts on products other than Support and Chat, and are not included in the number of paid customer accounts on Support or Chat. The number of Sell Suite paid customer accounts are included in the number of paid customer accounts on products other than Support and Chat, and are also included in the number of paid customer accounts on Support or Chat. Each Duet paid customer account is included once in the number of paid customer accounts on Support and once in the number of paid customer accounts on products other than Support and Chat.
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
We had approximately 173,600 paid customer accounts as of December 31, 2020, including approximately 88,100 paid customer accounts on Support, approximately 39,000 paid customer accounts on Chat, and approximately 46,600 paid customer accounts on our other products. As the total number of paid customer accounts increases, we expect the rate of growth in the number of paid customer accounts to decline.

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
We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate annual recurring revenue across our products from paid customer accounts as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate annual recurring revenue across our products from the same customer base included in our measure of base revenue at the end of the annual period being measured. Our dollar-based net expansion rate is also adjusted to eliminate the effect of certain activities that we identify involving consolidation of customer accounts, or the split of a single paid customer account into multiple paid customer accounts. In addition, our dollar-based net expansion rate is adjusted to include paid customer accounts in the customer base used to determine retained revenue net of contraction and churn that share common corporate information with customers in the customer base that is used to determine our base revenue. Giving effect to this consolidation would result in our dollar-based net expansion rate being calculated across approximately 112,300 customers, as compared to the approximately 173,600 total paid customer accounts as of December 31, 2020. To the extent that we can determine that the underlying customers do not share common corporate information, we do not aggregate paid customer accounts associated with reseller and other similar channel arrangements for the purposes of determining our dollar-based net expansion rate.
Our dollar-based net expansion rate was 112% as of December 31, 2020. We expect that, among other factors, our continued focus on adding larger paid customer accounts at the time of addition and the growth in our revenue will result in an overall decline in our dollar-based net expansion rate over time as our aggregate annual recurring revenue grows. Given the uncertainty of the economic conditions arising from the impact of COVID-19, in the near term, we expect that we may have a dollar-based net expansion rate that continues to fall below historical trends.
Components of Results of Operations
Revenue
We derive substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on Support and, to a lesser extent, Chat, Talk, Guide, Sell, Explore, Gather and Sunshine and includes related support services. We also derive revenue from Zendesk Suite, which provides a subset of these solutions for a single price. Each subscription may have multiple authorized users, and we refer to each user as an “agent.” The number of agents ranges from one to thousands for various customer accounts. Our pricing is generally established on a per agent basis. We offer a range of subscription account plans for our solutions that vary in price based on functionality, type, and the amount of support we offer. We also offer a range of additional features that customers can purchase and add to their subscriptions. Certain arrangements provide for incremental fees above a fixed maximum number of monthly agents during the subscription term. Additionally, certain customers have arrangements that provide for unlimited users during the subscription term for a fixed fee. We sell subscription services under contractual agreements that vary in length, ranging between one month and multiple years, with the majority of subscriptions having a term of either one month or one year.
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
Cost of Revenue, Gross Margin, and Operating Expenses

Cost of Revenue. Cost of revenue consists primarily of personnel costs (primarily including salaries, share-based compensation, and benefits) for employees associated with our infrastructure, product support, and professional service organizations, and expenses for hosting capabilities, primarily for third-party managed hosting services and costs associated with our self-managed colocation data centers. Cost of revenue also includes third-party license fees, payment processing fees, amortization expense associated with acquired intangible assets, amortization expense associated with capitalized internal-use software, and allocated shared costs. We allocate shared costs such as facilities, information technology, and security costs to all departments based on headcount. As such, allocated shared costs are reflected in cost of revenue and each operating expense category.
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
Research and Development. Research and development expenses consist primarily of personnel costs (primarily including salaries, share-based compensation, and benefits) for employees associated with our research and development organization and allocated shared costs.
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
Sales and Marketing. Sales and marketing expenses consist of personnel costs (primarily including salaries, share-based compensation, sales commissions, and benefits) for employees associated with our sales and marketing organizations, costs of marketing activities, and allocated shared costs. Marketing activities include online and offline marketing initiatives, including digital advertising, such as search engine, paid social, e-mail and product marketing, content marketing, user events, conferences, corporate communications, web marketing and optimization, and outbound list and contact generation. Sales commissions are considered incremental costs of obtaining customer contracts and are capitalized and amortized on a straight-line basis over their anticipated period of benefit, which we have determined to be three years.

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
General and Administrative. General and administrative expenses consist primarily of personnel costs (primarily including salaries, share-based compensation, and benefits) for our executive, finance, legal, human resources, and other administrative employees. In addition, general and administrative expenses include fees for third-party professional services, including legal, accounting, and tax related services, other corporate expenses, and allocated shared costs.
We expect to incur incremental costs associated with supporting the growth of our business, both in terms of size and geographic expansion, and the infrastructure required to be a public company. Such costs include increases in our finance, legal, and human resources personnel, additional legal, accounting, tax, and compliance-related services fees, insurance costs, and costs of executing significant transactions, including business acquisitions, and other costs associated with being a public company. As a result, we expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future. Our general and administrative expenses as a percentage of our revenue over time may fluctuate from period to period depending on fluctuations in revenue and the timing and extent of our general and administrative expenses.
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

Results of Operations for Fiscal Years 2020, 2019, and 2018
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue	$1,029,564	$816,416	$598,746
Cost of revenue (1)	251,255	234,282	181,255
Gross profit	778,309	582,134	417,491
Operating expenses (1):
Research and development	255,400	207,548	160,260
Sales and marketing	512,339	396,514	291,668
General and administrative	166,469	141,076	103,491
Total operating expenses	934,208	745,138	555,419
Operating loss	(155,899)	(163,004)	(137,928)
Other income (expense), net
Interest expense	(43,319)	(26,708)	(19,882)
Loss on early extinguishment of debt	(25,950)	—	—
Interest and other income (expense), net	12,751	21,409	14,619
Total other income (expense), net	(56,518)	(5,299)	(5,263)
Loss before provision for (benefit from) income taxes	(212,417)	(168,303)	(143,191)
Provision for (benefit from) income taxes	5,761	1,350	(12,107)
Net loss	$(218,178)	$(169,653)	$(131,084)
(1) Includes share-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$20,068	$20,858	$14,835
Research and development	53,967	46,965	41,365
Sales and marketing	74,796	53,964	37,882
General and administrative	33,373	34,943	25,401

	Year Ended December 31,
	2020	2019	2018
	(As a percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Cost of revenue (1)	24.4	28.7	30.3
Gross profit	75.6	71.3	69.7
Operating expenses (1):
Research and development	24.8	25.4	26.8
Sales and marketing	49.8	48.6	48.7
General and administrative	16.2	17.3	17.3
Total operating expenses	90.8	91.3	92.8
Operating loss	(15.2)	(20.0)	(23.1)
Other income (expense), net
Interest expense	(4.2)	(3.3)	(3.3)
Loss on early extinguishment of debt	(2.5)	—	—
Interest and other income (expense), net	1.2	2.6	2.4
Total other income (expense), net	(5.5)	(0.6)	(0.9)
Loss before provision for (benefit from) income taxes	(20.7)	(20.6)	(24.0)
Provision for (benefit from) income taxes	0.6	0.2	(2.0)
Net loss	(21.3)%	(20.8)%	(22.0)%

(1)Includes share-based compensation expense as follows:

	Year Ended December 31,
	2020	2019	2018
	(As a percentage of revenue)
Cost of revenue	1.9%	2.6%	2.5%
Research and development	5.2	5.8	6.9
Sales and marketing	7.3	6.6	6.3
General and administrative	3.2	4.3	4.2

Revenue

	Year Ended December 31,			2019 to 2020 % change	2018 to 2019 % change
	2020	2019	2018
	(In thousands, except percentages)
Revenue	$1,029,564	$816,416	$598,746	26%	36%
Revenue increased $213 million, or 26%, in 2020 compared to 2019. The total increase in revenue was primarily attributable to expansions from existing accounts as of December 31, 2019 and the remainder was attributable to revenue from new accounts acquired thereafter.

Revenue increased $218 million, or 36%, in 2019 compared to 2018. The total increase in revenue was primarily attributable to expansions from existing accounts as of December 31, 2018 and the remainder was attributable to revenue from new accounts acquired thereafter. Revenue for the year ended December 31, 2019 includes revenue from Smooch Technologies Holdings ULC, or Smooch.

Cost of Revenue and Gross Margin

	Year Ended December 31,			2019 to 2020 % change	2018 to 2019 % change
	2020	2019	2018
	(In thousands, except percentages)
Cost of Revenue	$251,255	$234,282	$181,255	7%	29%
Gross Margin	75.6%	71.3%	69.7%
Cost of revenue increased $17 million, or 7%, in 2020 compared to 2019. The overall increase was primarily due to increased expenditures for third-party managed hosting services of $9 million and increased third-party license fees of $4 million, due to increased customer usage. The increase was also driven by increased employee compensation-related costs of $2 million, mainly driven by headcount growth and incentive compensation.
Our gross margin increased by 4.3 percentage points in 2020 compared to 2019, driven primarily by increased optimization of our personnel costs in our product support organization and efficiency from our hosting infrastructure.

Cost of revenue increased $53 million, or 29%, in 2019 compared to 2018. The overall increase was primarily due to increased employee compensation-related costs of $23 million, driven by headcount growth, increased hosting costs of $9 million, and increased third-party license fees of $6 million. The increase in hosting costs was driven by an increase in expenditures for third-party managed hosting services, partially offset by lower depreciation from our self-managed colocation data centers in connection with our transition to third-party managed hosting services. The increase in third-party license fees was driven by increased customer usage. Further contributing to the overall increase was an increase in allocated shared costs of $4 million, primarily related to facilities and information technology.

Our gross margin increased by 1.6 percentage points in 2019 compared to 2018, driven primarily by efficiency from our hosting infrastructure, including our transition to third-party managed hosting services.

Operating Expenses
Research and Development Expenses

	Year Ended December 31,			2019 to 2020 % change	2018 to 2019 % change
	2020	2019	2018
	(In thousands, except percentages)
Research and Development	$255,400	$207,548	$160,260	23%	30%
Research and development expenses increased $48 million, or 23%, in 2020 compared to 2019. The overall increase was primarily due to increased employee compensation-related costs of $40 million, driven by headcount growth and incentive compensation. Further contributing to the increase was an increase in allocated shared costs of $5 million.

Research and development expenses increased $47 million, or 30%, in 2019 compared to 2018. The overall increase was primarily due to increased employee compensation-related costs of $34 million, driven by headcount growth, and increased allocated shared costs of $8 million.

Sales and Marketing Expenses

	Year Ended December 31,			2019 to 2020 % change	2018 to 2019 % change
	2020	2019	2018
	(In thousands, except percentages)
Sales and Marketing	$512,339	$396,514	$291,668	29%	36%
Sales and marketing expenses increased $116 million, or 29%, in 2020 compared to 2019. The overall increase was primarily due to increased employee compensation-related costs, including amortization of capitalized commissions, of $103 million, driven by headcount growth, and an increase in allocated shared costs of $16 million. The overall increase was partially offset by decreased travel costs of $9 million, driven by reduced in-person activities due to the COVID-19 pandemic.

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
General and Administrative Expenses

	Year Ended December 31,			2019 to 2020 % change	2018 to 2019 % change
	2020	2019	2018
	(In thousands, except percentages)
General and Administrative	$166,469	$141,076	$103,491	18%	36%
General and administrative expenses increased $25 million, or 18%, in 2020 compared to 2019. The overall increase was primarily driven by a real estate impairment charge of $15 million in the fourth quarter of 2020 and increased employee compensation-related costs of $12 million, driven by headcount growth and incentive compensation. Further contributing to the overall increase was an increase in bad debt expense of $5 million, driven by a reduction in customer collectibility caused by the COVID-19 pandemic. The overall increase was partially offset by acquisition related costs of $6 million associated with our acquisition of Smooch and accelerated retention compensation of $3 million, recorded in 2019.

General and administrative expenses increased $38 million, or 36%, in 2019 compared to 2018. The overall increase was primarily due to increased employee compensation-related costs of $15 million, driven by headcount growth. The overall increase was also driven by acquisition related costs of $6 million associated with our acquisition of Smooch and accelerated retention compensation of $3 million. Further contributing to the overall increase was an increase in allocated shared costs of $3 million.

Other Income (Expense), Net

	Year Ended December 31,			2019 to 2020 % change	2018 to 2019 % change
	2020	2019	2018
	(In thousands, except percentages)
Interest expense	(43,319)	(26,708)	(19,882)	62%	34%
Loss on early extinguishment of debt	(25,950)	—	—	*	*
Interest and other income (expense), net	12,751	21,409	14,619	(40)%	46%
*not meaningful

Interest expense increased $17 million, or 62%, in 2020 compared to 2019 primarily due to the issuance of the 2025 Notes. The loss on early extinguishment of debt of $26 million in 2020 was due to the 2023 Notes Partial Repurchase. Interest and other income (expense), net decreased by $9 million in 2020 compared to 2019, primarily due to a decrease in interest rates, partially offset by a gain on the sale of a strategic investment of $1 million in 2020.

Interest expense increased $7 million, or 34%, in 2019 compared to 2018 due to the issuance of the 2023 Notes in March 2018. Interest and other income (expense), net increased $7 million, or 46%, in 2019 compared to 2018, primarily due to the increase in the amount of marketable securities from the proceeds received from the issuance of the 2023 Notes.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,			2019 to 2020 % change	2018 to 2019 % change
	2020	2019	2018
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$5,761	$1,350	$(12,107)	*	*
*not meaningful
Provision for income taxes increased $4 million in 2020 compared to 2019 primarily due to income taxes in foreign jurisdictions and the adoption of ASU 2019-12.

Provision for income taxes increased $13 million in 2019 compared to 2018 primarily due to the recognition of a net income tax benefit of $14 million in 2018 related to the issuance of the 2023 Notes.

The effective tax rate for each period differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for U.S. losses due to having a full valuation allowance against U.S. deferred tax assets.
Quarterly Results of Operations
The following unaudited quarterly results of operations data for each of the eight quarters in the two-year period ended December 31, 2020 have been prepared on a basis consistent with our audited consolidated annual financial statements and include, in management’s opinion, all normal recurring adjustments necessary for the fair presentation of the results of operations data for these periods, in accordance with GAAP. The following quarterly financial data should be read in conjunction with our consolidated financial statements and the related notes included in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Three Months Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2020	2020	2020	2020	2019	2019	2019	2019
Consolidated Statement of Operations Data:
Revenue	$283,498	$261,926	$246,664	$237,475	$229,871	$210,477	$194,583	$181,484
Cost of revenue (1)	67,219	62,819	61,515	59,702	61,749	59,210	57,670	55,654
Gross profit	216,279	199,107	185,149	177,773	168,122	151,267	136,913	125,830
Operating expenses (1):
Research and development	71,134	64,842	59,003	60,421	55,719	54,528	50,510	46,791
Sales and marketing	142,897	123,737	121,397	124,310	110,764	99,303	94,746	91,700
General and administrative	57,041	38,854	36,247	34,326	33,941	32,864	43,019	31,253
Total operating expenses	271,072	227,433	216,647	219,057	200,424	186,695	188,275	169,744
Operating loss	(54,793)	(28,326)	(31,498)	(41,284)	(32,302)	(35,428)	(51,362)	(43,914)
Other income (expense), net
Interest expense	(14,258)	(14,087)	(8,086)	(6,887)	(6,823)	(6,727)	(6,614)	(6,544)
Loss on early extinguishment of debt	—	—	(25,950)	—	—	—	—	—
Interest and other income (expense), net	(1)	3,683	2,166	6,904	3,646	7,567	4,026	6,172
Total other income (expense), net	(14,259)	(10,404)	(31,870)	17	(3,177)	840	(2,588)	(372)
Loss before provision for (benefit from) income taxes	(69,052)	(38,730)	(63,368)	(41,267)	(35,479)	(34,588)	(53,950)	(44,286)
Provision for (benefit from) income taxes	984	1,973	1,288	1,516	689	(364)	591	434
Net loss	$(70,036)	$(40,703)	$(64,656)	$(42,783)	$(36,168)	$(34,224)	$(54,541)	$(44,720)
Net loss per share, basic and diluted	$(0.60)	$(0.35)	$(0.56)	$(0.38)	$(0.32)	$(0.31)	$(0.50)	$(0.41)

(1)Includes share-based compensation expense as follows:

	Three Months Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2020	2020	2020	2020	2019	2019	2019	2019
Cost of revenue	$4,990	$4,831	$5,187	$5,059	$5,278	$5,397	$5,246	$4,937
Research and development	14,892	13,921	12,529	12,626	11,248	12,169	11,911	11,636
Sales and marketing	21,329	19,335	17,573	16,559	14,151	13,839	13,575	12,399
General and administrative	8,936	8,176	8,423	7,838	6,995	7,244	13,019	7,685

	Three Months Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2020	2020	2020	2020	2019	2019	2019	2019
Consolidated Statement of Operations Data:	(As a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue (1)	23.7	24.0	24.9	25.1	26.9	28.1	29.6	30.7
Gross profit	76.3	76.0	75.1	74.9	73.1	71.9	70.4	69.3
Operating expenses (1):
Research and development	25.1	24.8	23.9	25.4	24.2	25.9	26.0	25.8
Sales and marketing	50.4	47.2	49.2	52.3	48.2	47.2	48.7	50.5
General and administrative	20.1	14.8	14.7	14.5	14.8	15.6	22.1	17.2
Total operating expenses	95.6	86.8	87.8	92.2	87.2	88.7	96.8	93.5
Operating loss	(19.3)	(10.8)	(12.7)	(17.3)	(14.1)	(16.8)	(26.4)	(24.2)
Other income (expense), net
Interest expense	(5.0)	(5.4)	(3.3)	(2.9)	(3.0)	(3.2)	(3.4)	(3.6)
Loss on early extinguishment of debt	—	—	(10.5)	—	—	—	—	—
Interest and other income (expense), net	—	1.4	0.9	2.9	1.6	3.6	2.0	3.4
Total other income (expense), net	(5.0)	(4.0)	(12.9)	—	(1.4)	0.4	(1.4)	(0.2)
Loss before provision for (benefit from) income taxes	(24.3)	(14.8)	(25.6)	(17.3)	(15.5)	(16.4)	(27.8)	(24.4)
Provision for (benefit from) income taxes	0.3	0.8	0.5	0.6	0.3	(0.2)	0.3	0.2
Net loss	(24.6)%	(15.6)%	(26.1)%	(17.9)%	(15.8)%	(16.2)%	(28.1)%	(24.6)%

(1)Includes share-based compensation expense as follows:

	Three Months Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2020	2020	2020	2020	2019	2019	2019	2019
	(As a percentage of revenue)
Cost of revenue	1.8%	1.8%	2.1%	2.1%	2.3%	2.6%	2.7%	2.7%
Research and development	5.3	5.3	5.1	5.3	4.9	5.8	6.1	6.4
Sales and marketing	7.5	7.4	7.1	7.0	6.2	6.6	7.0	6.8
General and administrative	3.2	3.1	3.4	3.3	3.0	3.4	6.7	4.2

Quarterly Trends in Revenue
Our quarterly revenue increased sequentially for each period presented, primarily due to the continued expansion of existing customer accounts and the addition of new customer accounts. We cannot assure you that this pattern of sequential growth in revenue will continue.
Our revenue in the first quarter of any fiscal year is negatively impacted relative to the preceding fourth quarter due to the fewer number of days in the first quarter over which we record subscription revenue as compared to the preceding fourth quarter.
Quarterly Trends in Expenses
Our quarterly expenses increased sequentially for all but two periods presented, primarily due to increased compensation-related costs related to an increase in headcount in connection with the expansion of our business. Total expenses in the second quarter of 2020 reflect decreased levels of certain operating expenses due to the COVID-19 pandemic, and total expenses in the second quarter of 2019 included certain one-time general and administrative costs. Refer to Results of Operations above for further discussion.

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
Liquidity and Capital Resources
As of December 31, 2020, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1,400 million, which were held for working capital and general corporate purposes. Our cash equivalents and marketable securities are comprised of U.S. Treasury securities, corporate bonds, money market funds, asset-backed securities, agency securities, commercial paper, certificates of deposit, and time deposits.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$26,428	$89,261	$78,620
Net cash used in investing activities	(382,329)	(66,752)	(589,676)
Net cash provided by financing activities	563,817	48,411	529,063
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
In March 2018, we issued $575 million aggregate principal amount of 0.25% convertible senior notes due March 15, 2023 (refer to Note 9 of the Notes to our Consolidated Financial Statements for more information). As of the date of this filing, we have received one request for conversion for an immaterial amount. The 2023 Notes are convertible during the three months ending March 31, 2021.
In June 2020, we issued $1,150 million aggregate principal amount of 0.625% convertible senior notes due June 15, 2025 (refer to Note 9 of the Notes to our Consolidated Financial Statements for more information). In connection with the offering of the 2025 Notes, we used $618 million of the proceeds from the offering to repurchase a portion of the 2023 Notes, of which $39 million was related to repayment of the debt discount and was reflected as a cash outflow from operating activities. We also terminated a portion of our existing capped call in amounts corresponding to the principal of the 2023 Notes repurchased. The 2025 Notes are not convertible during the three months ending March 31, 2021.
We are in compliance with all covenants under both the 2023 Notes and the 2025 Notes as of December 31, 2020.
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
Net cash provided by operating activities in 2020 was $26 million, reflecting our net loss of $218 million, adjusted by non-cash charges including share-based compensation expense of $182 million, amortization of deferred costs of $45 million, depreciation and amortization expense of $42 million, amortization of debt discount and issuance costs of $39 million, loss on early extinguishment of debt of $26 million, a real estate impairment of $15 million, and increase in allowance for credit losses on accounts receivable of $10 million, partially offset by repayment of debt discount of $39 million related to the 2023 Notes Partial Repurchase and net changes in operating assets and liabilities of $82 million. The net outflow from changes in operating assets and liabilities was primarily attributable to an increase in accounts receivable of $81 million due to the timing of customer billings and collections, an increase in deferred costs of $77 million, primarily related to sales commissions, and a decrease in accounts payable of $21 million due to timing of payments, partially offset by an increase in deferred revenue of $59 million due to sales growth and the timing of customer billings and an increase in accrued compensation and related benefits of $38 million.
Net cash provided by operating activities in 2019 was $89 million, reflecting our net loss of $170 million, adjusted by non-cash charges including share-based compensation expense of $157 million, depreciation and amortization expense of $39 million, amortization of deferred costs of $32 million, amortization of debt discount and issuance costs of $25 million, and net changes in operating assets and liabilities of $5 million. The net inflow from changes in operating assets and liabilities was primarily attributable to an increase in deferred revenue of $78 million due to sales growth and the timing of customer billings, and an increase in accounts payable and accrued compensation of $33 million due to overall growth in our business and timing of payments. These sources of cash were offset by an increase in deferred costs of $50 million, primarily related to sales commissions, an increase in accounts receivable of $50 million due to the timing of customer billings and collections, and an increase in prepaid expenses and other current assets of $8 million.
Net cash provided by operating activities in 2018 was $79 million, reflecting our net loss of $131 million, adjusted by non-cash charges including share-based compensation expense of $119 million, depreciation and amortization expense of $37 million, amortization of deferred costs of $21 million, amortization of debt discount and issuance costs of $19 million, partially offset by income tax benefit related to convertible senior notes of $14 million, and net changes in operating assets and liabilities of $25 million. The net inflow from changes in operating assets and liabilities was primarily attributable to an increase in deferred revenue of $73 million due to sales growth and the timing of customer billings, and an increase in accrued compensation of $15 million due to overall growth in our business and timing of payments. These sources of cash were offset by an increase in deferred costs of $41 million, primarily related to sales commissions, an increase in accounts receivable of $30 million due to the timing of customer billings and collections, and an increase in prepaid expenses and other current assets of $11 million.
Investing Activities
Net cash used in investing activities in 2020 of $382 million was primarily attributable to purchases of marketable securities of $344 million, net of sales and maturities, purchases of property and equipment of $23 million primarily associated with leasehold improvements for newly leased office facilities, and capitalized internal-use software costs of $16 million related to the development of additional features and functionality for our platform.
Net cash used in investing activities in 2019 of $67 million was primarily attributable to cash paid for the acquisition of Smooch, net of cash acquired, of $71 million, purchases of property and equipment of $39 million primarily associated with leasehold improvements for newly leased office facilities, and capitalized internal-use software costs of $8 million related to the development of additional features and functionality for our platform, partially offset by proceeds from sales and maturities of marketable securities of $52 million, net of purchases.
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
Financing Activities
Net cash provided by financing activities in 2020 of $564 million was primarily attributable to proceeds from issuance of the 2025 Notes of $1,129 million, proceeds from the termination of capped calls related to the 2023 Notes of $83 million, proceeds from our employee stock purchase plan of $40 million, and proceeds from exercises of employee stock options of $29 million, partially offset by payment for the 2023 Notes Partial Repurchase of $579 million, the purchase of the capped calls related to the 2025 Notes of $130 million, and payments for withholding taxes related to net share settlement of RSUs of $9 million.
Net cash provided by financing activities in 2019 of $48 million was primarily attributable to proceeds from our employee stock purchase plan of $31 million and proceeds from exercises of employee stock options of $26 million, partially offset by payments for withholding taxes related to net share settlement of RSUs of $10 million.
Net cash provided by financing activities in 2018 of $529 million was primarily attributable to net proceeds from the issuance of the 2023 Notes of $561 million, proceeds from our employee stock purchase plan of $21 million, and proceeds from exercises of employee stock options of $16 million, partially offset by the purchase of the capped calls related to the 2023 Notes of $64 million.

Contractual Obligations and Other Commitments
Our principal commitments consist of our convertible senior notes, contractual commitments for third-party managed hosting and other support services, and obligations under operating leases for office space. The following table summarizes our contractual obligations as of December 31, 2020 (in thousands):

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Convertible senior notes(1)	$1,332,061	$7,560	$164,019	$1,160,482	$—
Purchase commitments(2)	189,036	83,772	105,264	—	—
Operating lease obligations(3)	128,264	30,186	48,027	17,838	32,213
Total contractual obligations	$1,649,361	$121,518	$317,310	$1,178,320	$32,213
(1) Includes principal and interest payments. For more information regarding our convertible senior notes, refer to Note 9 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
(2) Primarily relates to third-party managed hosting services.
(3) Represents obligations under non-cancellable lease agreements for our corporate headquarters and worldwide offices.

Off-Balance Sheet Arrangements
Through December 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
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

Revenue Recognition
We generate substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on Zendesk Support and, to a lesser extent, Chat, Talk, Guide, Sell, Explore, Gather and Sunshine and includes related support services. We also derive revenue from Suite, which provides a subset of these solutions for a single price.

Additionally, we derive revenue from implementation and training services, for which we recognize revenue based on proportional performance, and Talk usage, for which we recognize revenue based on usage.

Subscription revenue is recognized on a ratable basis over the contractual subscription term of the arrangement, as the underlying service is a stand-ready performance obligation, beginning on the date that our service is made available to the customer. Payments received in advance of services being rendered are recorded as deferred revenue.

Certain customers have arrangements that provide for a maximum number of users over the subscription term, with usage measured monthly, and additional fees are incurred for incremental users above the maximum. In determining the transaction price for these arrangements, we evaluate the expected usage and estimate any additional fees that we are entitled to throughout the subscription term and recognize revenue ratably over the subscription term. Our estimates for expected usage are based on the trend of historical usage as of each reporting period. We constrain our estimates based on the length of the remaining subscription term, seasonality, and other relevant economic or other factors, as applicable. To date, there have been no significant reversals of revenue recognized.
Costs to Obtain Customer Contracts
Sales commissions and related expenses are capitalized and amortized on a straight-line basis over their anticipated period of benefit, which we have estimated to be three years. Significant judgment is required in arriving at this average period of benefit. We determined the period of benefit by taking into consideration the length of our customer contracts, our technology lifecycle, and other factors.
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
Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life and recorded in cost of revenue within the accompanying consolidated statements of operations. We evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no material impairments to internal-use software during the years ended December 31, 2020, 2019, or 2018 other than those disclosed in Note 6 of the Notes to our Consolidated Financial Statements.
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
Recently Issued and Adopted Accounting Pronouncements
Refer to Note 2 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a summary of recently issued and adopted accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Foreign Currency Exchange Rate Risk
While we primarily transact with customers in the U.S. dollar, we also transact in foreign currencies, including the Euro, British Pound Sterling, Australian Dollar, Singapore Dollar, Danish Krone, Brazilian Real, Philippine Peso, Japanese Yen, Indian Rupee, Korean Won, Polish Zloty, Canadian Dollar, and Mexican Peso due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. dollar for all international subsidiaries. Changes in the value of foreign currencies relative to the U.S. dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. As of December 31, 2020, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and marketable securities.

We operate a hedging program to mitigate the impact of foreign currency fluctuations on our cash flows and earnings. For additional information, see Note 4 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
Interest Rate and Market Risk
We had cash, cash equivalents and marketable securities totaling $1,400 million at December 31, 2020, of which $1,189 million was invested in U.S. Treasury securities, corporate bonds, money market funds, asset-backed securities, agency securities, commercial paper, certificates of deposit, and time deposits. The cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. Our debt securities are classified as “available for sale.” When the fair value of the security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in our consolidated statement of operations. When the fair value of the security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in other comprehensive income, and are recognized in our consolidated statement of operations only if we sell or intend to sell the security before recovery of its cost basis.
As of December 31, 2020, an immediate increase of 100-basis points in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $9 million. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.

We had non-controlling equity investments in privately-held companies totaling $11 million as of December 31, 2020. The fair value of these strategic investments may fluctuate depending on the financial condition and near-term prospects of these companies, and we may be required to record an impairment loss if the carrying value of these investments exceed their fair values.
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

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of December 31, 2020 and the estimated impact on the fair value of the convertible senior notes (in thousands). The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value of the convertible senior notes.

Hypothetical change in Zendesk stock price	2023 Notes fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$380,958	$32,075	9.2%
No change	$348,883	$—	—%
10% decrease	$317,327	$(31,556)	(9.0)%

Hypothetical change in Zendesk stock price	2025 Notes fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$1,812,297	$127,190	7.5%
No change	$1,685,107	$—	—%
10% decrease	$1,563,046	$(122,061)	(7.2)%

Item 8. Financial Statements and Supplementary Data.
ZENDESK, INC.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zendesk, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zendesk, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2021 expressed an unqualified opinion thereon.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process to identify and evaluate performance obligations including identification and consideration of non-standard contractual terms, the transaction price, the measure of progress of the transfer of control, and whether system controls that are important to the initiation, recording and billing of revenue transactions were effective and underlying data was complete and accurate.

Among other audit procedures, we read a sample of contracts and evaluated whether management appropriately identified and considered terms within those documents that would affect revenue recognition. For a sample of contracts, we assessed whether the timing of revenue recognition was appropriate. We also evaluated the accuracy and completeness of the underlying data used in management's determination of relative selling prices, and the reasonableness of management’s judgments. We also incorporated IT professionals with appropriate skills and expertise as members of our team to assess whether revenue systems were properly configured.

Accounting for Issuance and Repurchase of Convertible Notes
Description of the Matter
As described in Note 9 of the consolidated financial statements, in June 2020 the Company issued $1.15 billion of 0.625% convertible senior notes due June 15, 2025 (2025 Notes), which permit the Company to settle conversions in cash, stock, or any combination thereof. In connection with the offering of the 2025 Notes, the Company entered into separate capped call transactions to reduce potential dilution upon conversion of the 2025 Notes. Simultaneous with the issuance of the 2025 Notes, the Company repurchased a portion of the convertible notes issued in March 2018, due March 15, 2023 (2023 Notes) (2023 Notes Partial Repurchase) and accounted for this transaction as a debt extinguishment. These transactions are collectively referred to as the Convertible Notes Transactions.

Auditing the Company’s accounting for the Convertible Notes Transactions was complex due to the significant judgment required in determining the liability component of the related convertible notes as well as the balance sheet classification of the elements of the 2025 Notes. The Company accounted for the Convertible Notes Transactions as separate liability and equity components, determined the fair value of the respective liability components based on an estimate of the fair value of a similar liability without a conversion option and assigned the residual value to the equity component.

The Company estimated the fair value of the liability component of the 2025 Notes and 2023 Notes using a discounted cash flow model incorporating an effective yield reflecting their estimated borrowing rate for nonconvertible debt with similar terms but without an embedded conversion feature. In estimating the effective yield, the Company used both an income and market approach. For the income approach, the Company used a convertible bond pricing model, which included several assumptions including volatility and a risk-free rate. For the market approach, the Company performed an evaluation of issuances of nonconvertible debt securities by other comparable companies with similar maturities. Additionally, a detailed analysis of the terms of the 2025 Notes was required to determine existence of any derivatives that may require separate mark-to-market accounting under applicable accounting guidance.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the accounting for the Company’s Convertible Notes Transactions. For example, we tested the Company’s controls over the initial recognition and measurement of the Convertible Notes Transactions, including the recording of the associated liability and equity components.

Among other procedures, to test the initial accounting for the Convertible Notes we read the underlying agreements and evaluated the Company’s accounting analysis of the initial accounting of the Convertible Notes Transactions, including the determination of the balance sheet classification of each transaction, and evaluated the identification of any derivatives included in the arrangements. To test the accounting for the 2023 Notes Partial Repurchase we assessed whether the requirements of a debt extinguishment were met.

Among other procedures, to evaluate the fair value of the liability components of the 2025 Notes and the 2023 Notes Partial Repurchase, we assessed the Company's selection of the valuation methodology and significant assumptions used by the Company, and the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We evaluated the Company’s assumptions used to determine the risk adjusted yield as well as its analysis of comparable issuances of debt securities by other companies. In addition, we involved a valuation specialist to assist in our assessment of the significant assumptions and methodology used by the Company.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2013.

San Francisco, CA
February 12, 2021

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zendesk, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Zendesk, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Zendesk, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020 and our report dated February 12, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Francisco, CA
February 12, 2021

ZENDESK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and shares)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$405,430	$196,591
Marketable securities	565,593	286,958
Accounts receivable, net of allowance for credit losses of $5,787 and $2,846 as of December 31, 2020 and 2019, respectively	199,243	127,808
Deferred costs	51,878	35,619
Prepaid expenses and other current assets	53,829	45,847
Total current assets	1,275,973	692,823
Marketable securities, noncurrent	428,678	361,948
Property and equipment, net	94,208	102,090
Deferred costs, noncurrent	52,731	35,230
Lease right-of-use assets	84,013	89,983
Goodwill and intangible assets, net	196,218	206,883
Other assets	25,458	25,632
Total assets	$2,157,279	$1,514,589
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,428	$38,376
Accrued liabilities	38,921	36,347
Accrued compensation and related benefits	103,437	61,512
Deferred revenue	378,935	320,642
Lease liabilities	23,533	21,804
Current portion of convertible senior notes, net	132,388	—
Total current liabilities	692,642	478,681
Convertible senior notes, net	935,576	483,464
Deferred revenue, noncurrent	4,423	3,320
Lease liabilities, noncurrent	85,275	83,478
Other liabilities	7,532	7,662
Total liabilities	1,725,448	1,056,605
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.01 per share: no shares issued or outstanding; 10.0 million shares authorized as of December 31, 2020 and 2019	—	—
Common stock, par value $0.01 per share: 400.0 million shares authorized; 117.5 million and 113.1 million shares issued and outstanding as of December 31, 2020 and 2019, respectively	1,174	1,130
Additional paid-in capital	1,344,337	1,155,044
Accumulated other comprehensive income	3,203	591
Accumulated deficit	(916,883)	(698,781)
Total stockholders’ equity	431,831	457,984
Total liabilities and stockholders’ equity	$2,157,279	$1,514,589
See Notes to Consolidated Financial Statements.

ZENDESK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue	$1,029,564	$816,416	$598,746
Cost of revenue (1)	251,255	234,282	181,255
Gross profit	778,309	582,134	417,491
Operating expenses (1):
Research and development	255,400	207,548	160,260
Sales and marketing	512,339	396,514	291,668
General and administrative	166,469	141,076	103,491
Total operating expenses	934,208	745,138	555,419
Operating loss	(155,899)	(163,004)	(137,928)
Other income (expense), net
Interest expense	(43,319)	(26,708)	(19,882)
Loss on early extinguishment of debt	(25,950)	—	—
Interest and other income (expense), net	12,751	21,409	14,619
Total other income (expense), net	(56,518)	(5,299)	(5,263)
Loss before provision for (benefit from) income taxes	(212,417)	(168,303)	(143,191)
Provision for (benefit from) income taxes	5,761	1,350	(12,107)
Net loss	$(218,178)	$(169,653)	$(131,084)
Net loss per share, basic and diluted	$(1.89)	$(1.53)	$(1.24)
Weighted-average shares used to compute net loss per share, basic and diluted	115,240	110,606	105,567

(1) Includes share-based compensation expense as follows:

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$20,068	$20,858	$14,835
Research and development	53,967	46,965	41,365
Sales and marketing	74,796	53,964	37,882
General and administrative	33,373	34,943	25,401

See Notes to Consolidated Financial Statements.

ZENDESK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(218,178)	$(169,653)	$(131,084)
Other comprehensive income (loss), before tax:
Net unrealized gain (loss) on available-for-sale investments	1,765	5,473	(620)
Net unrealized gain (loss) on derivative instruments	847	2,836	(2,732)
Other comprehensive income (loss), before tax	2,612	8,309	(3,352)
Tax effect	—	(1,994)	—
Other comprehensive income (loss), net of tax	2,612	6,315	(3,352)
Comprehensive loss	$(215,566)	$(163,338)	$(134,436)

See Notes to Consolidated Financial Statements.

ZENDESK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Stockholders’ Equity
			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount

Balances as of December 31, 2017	103,121	$1,031	$753,568	$(2,372)	$(398,044)	$354,183
Issuance of common stock upon exercise of stock options	1,024	10	16,140	—	—	16,150
Issuance of common stock for settlement of RSUs	3,165	32	(5,245)	—	—	(5,213)
Issuance of common stock in connection with employee stock purchase plan	728	7	19,766	—	—	19,773
Share-based compensation	—	—	122,160	—	—	122,160
Equity component of 2023 convertible senior notes	—	—	44,304	—	—	44,304
Other comprehensive loss, net of income taxes	—	—	—	(3,352)	—	(3,352)
Net loss	—	—	—	—	(131,084)	(131,084)
Balances as of December 31, 2018	108,038	$1,080	$950,693	$(5,724)	$(529,128)	$416,921
Issuance of common stock upon exercise of stock options	1,297	13	26,482	—	—	26,495
Issuance of common stock for settlement of RSUs and PRSUs	3,099	31	(9,605)	—	—	(9,574)
Issuance of common stock in connection with employee stock purchase plan	647	6	29,485	—	—	29,491
Share-based compensation	—	—	157,989	—	—	157,989
Other comprehensive income, net of income taxes	—	—	—	6,315	—	6,315
Net loss	—	—	—	—	(169,653)	(169,653)
Balances as of December 31, 2019	113,081	$1,130	$1,155,044	$591	$(698,781)	$457,984
Issuance of common stock upon exercise of stock options	1,074	11	29,112	—	—	29,123
Issuance of common stock for settlement of RSUs and PRSUs	2,705	27	(8,874)	—	—	(8,847)
Issuance of common stock in connection with employee stock purchase plan	629	6	38,060	—	—	38,066
Share-based compensation	—	—	186,506	—	—	186,506
Equity component of 2025 convertible senior notes	—	—	216,026	—	—	216,026
Purchase of capped calls related to 2025 convertible senior notes	—	—	(129,950)	—	—	(129,950)
Equity component of partial repurchase of 2023 convertible senior notes	—	—	(224,639)	—	—	(224,639)
Proceeds from capped calls related to 2023 convertible senior notes	—	—	83,040	—	—	83,040
Other comprehensive income, net of income taxes	—	—	—	2,612	—	2,612
Net loss	—	—	—	—	(218,178)	(218,178)
Other	—	—	12	—	76	88
Balances as of December 31, 2020	117,489	$1,174	$1,344,337	$3,203	$(916,883)	$431,831

See Notes to Consolidated Financial Statements.

ZENDESK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(218,178)	$(169,653)	$(131,084)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	42,247	38,602	36,520
Share-based compensation	182,204	156,730	119,483
Amortization of deferred costs	45,426	32,116	21,304
Amortization of debt discount and issuance costs	38,588	25,288	18,766
Loss on early extinguishment of debt	25,950	—	—
Real estate impairments	14,975	—	—
Repayment of convertible senior notes attributable to debt discount	(38,637)	—	—
Allowance for credit losses on accounts receivable	10,136	5,061	3,111
Income tax benefit related to convertible senior notes	—	—	(13,784)
Other, net	5,602	(4,321)	(263)
Changes in operating assets and liabilities:
Accounts receivable	(80,945)	(50,061)	(30,007)
Prepaid expenses and other current assets	(1,909)	(8,349)	(10,620)
Deferred costs	(77,380)	(49,922)	(40,898)
Lease right-of-use assets	20,372	18,940	—
Other assets and liabilities	799	(1,081)	6,635
Accounts payable	(20,804)	22,128	7,534
Accrued liabilities	4,800	3,259	3,844
Accrued compensation and related benefits	38,458	11,282	15,026
Deferred revenue	59,397	78,110	73,053
Lease liabilities	(24,673)	(18,868)	—
Net cash provided by operating activities	26,428	89,261	78,620
Cash flows from investing activities
Purchases of property and equipment	(22,877)	(39,140)	(35,323)
Internal-use software development costs	(15,646)	(7,841)	(7,005)
Purchases of marketable securities	(849,656)	(454,649)	(700,226)
Proceeds from maturities of marketable securities	375,686	177,376	170,882
Proceeds from sales of marketable securities	130,087	328,921	71,359
Business combinations, net of cash acquired	—	(70,919)	(79,363)
Purchases of strategic investments	(1,500)	(500)	(10,000)
Proceeds from sales of strategic investments	1,577	—	—
Net cash used in investing activities	(382,329)	(66,752)	(589,676)
Cash flows from financing activities
Proceeds from issuance of 2025 convertible senior notes, net of issuance costs paid of $21,030	1,128,970	—	—
Proceeds from issuance of 2023 convertible senior notes, net of issuance costs paid of $13,561	—	—	561,439
Purchase of capped calls related to 2025 convertible senior notes	(129,950)	—	—
Payments for 2023 convertible senior notes partial repurchase	(578,973)	—	—
Proceeds from capped calls related to 2023 convertible senior notes	83,040	—	—
Purchase of capped calls related to 2023 convertible senior notes	—	—	(63,940)
Proceeds from exercises of employee stock options	29,123	26,495	16,150
Proceeds from employee stock purchase plan	40,454	31,490	21,440
Taxes paid related to net share settlement of share-based awards	(8,847)	(9,574)	(5,213)
Other	—	—	(813)
Net cash provided by financing activities	563,817	48,411	529,063
Effect of exchange rate changes on cash, cash equivalents and restricted cash	46	101	(19)
Net increase in cash, cash equivalents and restricted cash	207,962	71,021	17,988
Cash, cash equivalents and restricted cash at beginning of period	199,897	128,876	110,888
Cash, cash equivalents and restricted cash at end of period	$407,859	$199,897	$128,876

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$405,430	$196,591	$126,518
Restricted cash included in prepaid expenses and other current assets	1,872	2,583	1,643
Restricted cash included in other assets	557	723	715
Total cash, cash equivalents and restricted cash	$407,859	$199,897	$128,876

Supplemental cash flow data
Cash paid for interest	$4,748	$1,438	$699
Cash paid for taxes	$5,884	$5,381	$2,524
Non-cash investing and financing activities
Share-based compensation capitalized in internal-use software development costs	$2,992	$2,176	$2,414
Balance of property and equipment in accounts payable and accrued expenses	$1,005	$9,139	$5,582
Asset retirement obligations incurred	$—	$1,809	$—
Property and equipment acquired through tenant improvement allowances	$110	$414	$5,640
Share-based compensation capitalized in deferred costs	$1,807	$1,417	$866

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization
Zendesk was founded in Denmark in 2007 and reincorporated in Delaware in April 2009.
We are a software development company that provides software as a service, or SaaS, solutions that are intended to help organizations and their customers build better experiences. Our customer experience solutions are built upon a modern architecture that enables us and our customers to rapidly innovate, adapt our technology in novel ways, and easily integrate with other products and applications. With our origins in customer service, we have evolved our offerings over time to product and platform solutions that work together to help organizations understand the broader customer journey, improve communications across all channels, and engage where and when it's needed most.
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
•the fair value and useful lives of property and equipment;
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

In December 2019, the novel coronavirus and resulting disease (“COVID-19”) was reported and in March 2020 the World Health Organization declared it a pandemic. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, and impact on our employees, as discussed in more detail in the Overview section. During fiscal year 2020, this uncertainty resulted in a higher level of judgment related to our estimates and assumptions concerning variable consideration for revenue recognition, the estimate of credit losses for accounts receivable, and the valuation of strategic investments. For example, the uncertainty around our customers who have faced continued cash flow pressure and decreased demand for their products and services had a variable impact on our revenue from variable consideration and the allowance for credit losses.
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
Revenue Recognition
We generate substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on Zendesk Support and, to a lesser extent, Chat, Talk, Guide, Sell, Explore, Gather and Sunshine and includes related support services. We also derive revenue from Zendesk Suite, which provides a subset of these product solutions for a single price. In addition, we generate revenue by providing additional features to certain of our subscription plans for a fee that is incremental to the base subscription rate for such plans. Subscription service arrangements are generally non-cancelable and do not provide for refunds to customers in the event of cancellations or any other right of return. We record revenue net of sales or excise taxes.
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

Subscription revenue is recognized on a ratable basis over the contractual subscription term of the arrangement, as the underlying service is a stand-ready performance obligation, beginning on the date that our service is made available to the customer. Payments received in advance of services being rendered are recorded as deferred revenue.

Certain customers have arrangements that provide for a maximum number of users over the subscription term, with usage measured monthly, and additional fees are incurred for incremental users above the maximum. In determining the transaction price for these arrangements, we evaluate the expected usage and estimate any additional fees that we are entitled to throughout the subscription term and recognize revenue ratably over the subscription term. In making these assessments, we constrain our estimates based on factors that could lead to a probable significant reversal of cumulative revenue recognized. Additionally, certain customers have arrangements that provide for unlimited users during the subscription term for a fixed fee. We recognize revenue from these arrangements on a ratable basis over the subscription term.

To a lesser extent, we derive revenue through indirect sales channels, including referral partners and resellers, as well as implementation partners, for which we recognize revenue on a gross basis, as we act as the principal in such arrangements.

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
Cost of Revenue
Cost of revenue consists primarily of personnel costs (primarily including salaries, share-based compensation, and benefits) for employees associated with our infrastructure, product support, and professional service organizations, and expenses for hosting capabilities, primarily for third-party managed hosting services and costs associated with our self-managed colocation data centers. Cost of revenue also includes third-party license fees, payment processing fees, amortization expense associated with acquired intangible assets, amortization expense associated with capitalized internal-use software, and allocated shared costs, primarily including facilities, information technology, and security costs.
Cash, Cash Equivalents, and Restricted Cash
We consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at fair value and consist primarily of bank deposits and money market funds.
As of December 31, 2020, our restricted cash balance was $2 million, consisting primarily of cash pledged for charitable donation. As of December 31, 2019, our restricted cash balance was $3 million, consisting of $2 million pledged for charitable donation and $1 million related to a deposit for leased office space. Restricted cash is included within prepaid expenses and other current assets and other assets on our consolidated balance sheets.
Marketable Securities
Marketable securities consist of U.S. Treasury securities, corporate bonds, money market funds, asset-backed securities, agency securities, commercial paper, certificates of deposit, and time deposits. We classify marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair values. When the fair value of a marketable security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in our consolidated statement of operations. When the fair value of the security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in accumulated other comprehensive income (loss), or AOCI, and are recognized in our consolidated statement of operations only if we sell or intend to sell the security before recovery of its cost basis. Realized gains and losses are determined based on the specific identification method and are reported in interest and other income (expense), net in our consolidated statements of operations.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The allowance is based upon historical loss patterns, the age of each past due invoice, and an evaluation of the potential risk of loss associated with delinquent accounts, including reasonable and supportable forecasts of future economic conditions. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. The balance of accounts receivable also includes contract assets, which are recorded when revenue is recognized in advance of invoicing.
Our allowance for credit losses for accounts receivable consists of the following activity (in thousands):

	Year Ended December 31,
	2020	2019
Allowance for credit losses, beginning balance	$2,846	$2,571
Additions	14,015	8,172
Write-offs	(11,074)	(7,897)
Allowance for credit losses, ending balance	$5,787	$2,846
The activity for the year ended December 31, 2019 has been restated from the previously reported amounts to correct an immaterial calculation error.
Costs to Obtain Customer Contracts
Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized and amortized on a straight-line basis over their anticipated period of benefit, which we have estimated to be three years. We determined the period of benefit by taking into consideration the length of our customer contracts, our technology lifecycle, and other factors. Amortization expense is recorded in sales and marketing expense within our consolidated statement of operations. Sales commissions paid for contract renewals are not material.
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
Leases with a term of one year or less are not recognized on our consolidated balance sheets; we recognize lease expense for these leases on a straight-line basis over the lease term.
Derivative Instruments and Hedging
We enter into foreign currency forward contracts with certain financial institutions to mitigate the impact of foreign currency fluctuations on our future cash flows and earnings. All of our foreign currency forward contracts are designated as cash flow hedges. Our foreign currency forward contracts generally have maturities of 15 months or less.

We recognize all forward contracts on our balance sheet at fair value as either assets or liabilities. The effective portion of the gain or loss on each forward contract is reported as a component of AOCI, and reclassified into earnings, into revenue, cost of revenue or operating expense in the same period, or periods, during which the hedged transaction affects earnings. The ineffective portion of the gains or losses, if any, is recorded immediately in interest and other income (expense), net. We include time value related to our cash flow hedges for effectiveness testing purposes and the entire change in the unrecognized value of our hedge contracts is recorded in AOCI. We evaluate the effectiveness of our cash flow hedges on a quarterly basis.

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
Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life and is typically recorded in cost of revenue within the consolidated statements of operations.
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
Goodwill, Acquired Intangible Assets, and Impairment Assessment of Long-Lived Assets

Goodwill. Goodwill represents the excess purchase consideration of an acquired business over the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment annually in the third quarter, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. No impairment charges were recorded for the years ended December 31, 2020, 2019, or 2018.
Acquired Intangible Assets. Acquired intangible assets consist of identifiable intangible assets, primarily developed technology and customer relationships, resulting from our acquisitions. Intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives.
Impairment of Long-Lived Assets. The carrying amounts of our long-lived assets, including property and equipment, lease right-of-use assets, capitalized internal-use software, costs to obtain customer contracts, and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful lives are shorter than originally estimated. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future undiscounted net cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. There were no material impairments for the years ended December 31, 2020, 2019, and 2018, other than those disclosed in Note 6, Note 7, and Note 8.
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
Advertising Expense
Advertising costs are expensed as incurred. For the years ended December 31, 2020, 2019, and 2018, advertising expense was $52 million, $57 million, and $48 million, respectively.
Government Grants
We have obtained government grants in certain jurisdictions where we operate. We receive the grant funds as we meet certain commitments, including targeted levels of employment and/or spending within the local jurisdictions. If we fail to maintain these commitments, we may be required to repay grant funds received or be ineligible to receive future funding. We recognize grant proceeds to offset costs to which the grants relate on a straight-line basis when it is reasonably assured that the applicable commitments have been met. For the years ended December 31, 2020, 2019, and 2018, we recognized grant proceeds of $4 million, $4 million, and $2 million, respectively, in our consolidated statements of operations.

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
We have elected to record interest accrued and penalties related to unrecognized tax benefits in our consolidated statements of operations within provision for (benefit from) income taxes.
Foreign Currency
The functional currency of our foreign subsidiaries is the U.S. dollar. Accordingly, monetary balance sheet accounts are remeasured using exchange rates in effect at the balance sheet dates and non-monetary items are remeasured at historical exchange rates. Expenses are generally remeasured at the average exchange rates for the period. Foreign currency remeasurement and transaction gains and losses are included in interest and other income (expense), net and were not material for the years ended December 31, 2020, 2019, and 2018, respectively.
Concentrations of Risk
Financial instruments potentially exposing us to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, and derivative instruments, including the capped calls associated with our convertible senior notes. We place our cash and cash equivalents with high-credit-quality financial institutions. However, we maintain balances in excess of the FDIC insurance limits. We do not require our customers to provide collateral to support accounts receivable and maintain an allowance for credit losses for accounts receivable balances. We seek to mitigate counterparty credit risk related to our derivative instruments by transacting with major financial institutions with high credit ratings.
At December 31, 2020 and 2019, no customers represented 10% or greater of our total accounts receivable balance. There were no customers that individually exceeded 10% of our revenue in any of the periods presented.
Recently Issued Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board, or FASB, issued ASU 2020-06, regarding ASC Topic 470 “Debt” and ASC Topic 815 “Derivatives and Hedging,” which reduces the number of accounting models for convertible instruments, including amending the calculation of diluted earnings per share and the balance sheet presentation of those instruments, as well as the resulting recognition of interest expense, among other changes. The guidance is effective for annual reporting periods beginning after December 15, 2021, including interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
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
We adopted ASC 842 in the first quarter of 2019 and applied the following practical expedients:

•comparative periods prior to the adoption date are not adjusted to reflect the new guidance (the modified retrospective method of transition); and
•the historical determination as to the existence and classification of leases is carried forward for existing contracts as of the adoption date.
The adoption of ASC 842 resulted in the recognition of lease right-of-use assets and corresponding lease liabilities on our consolidated balance sheet. As of March 31, 2019, the first quarter of adoption, the aggregate balance of lease right-of-use assets and lease liabilities was $99 million and $114 million, respectively. The standard did not affect our consolidated statements of operations or cash flows.
In June 2016, the FASB issued ASU 2016-13, including subsequent amendments, regarding ASC Topic 326 “Measurement of Credit Losses on Financial Instruments,” which modifies the accounting methodology for most financial instruments. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information, including reasonable and supportable forecasts of future economic conditions. Additionally, any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. We adopted this standard in the first quarter of 2020. The adoption did not have a material effect on our consolidated financial statements.

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
Note 3. Business Combinations
Smooch Technologies Holdings ULC
On May 14, 2019, we completed the acquisition of Smooch Technologies Holdings ULC, or Smooch, a developer of messaging technology. We acquired Smooch for purchase consideration of $72 million in cash. The total purchase consideration was allocated to the assets acquired and liabilities assumed as set forth below (in thousands):

Net tangible assets	$1,974
Net deferred tax liability	(1,194)
Identifiable intangible assets:
Developed technology	8,000
Customer relationships	3,900
Backlog	1,000
Goodwill	58,317
Total purchase consideration	$71,997

The developed technology, customer relationships, and backlog intangible assets were assigned useful lives of 5.5, 8.0, and 2.0 years, respectively.

FutureSimple Inc.
On September 10, 2018, we completed the acquisition of FutureSimple Inc., or FutureSimple, the developer of Base, a sales force automation product solution. We acquired FutureSimple for purchase consideration of $81 million in cash. The total purchase consideration was allocated to the assets acquired and liabilities assumed as set forth below (in thousands):

Net tangible liabilities acquired	$(2,791)
Identifiable intangible assets:
Developed technology	19,000
Customer relationships	10,400
Backlog	2,200
Goodwill	52,214
Total purchase consideration	$81,023

The developed technology, customer relationships, and backlog intangible assets were assigned useful lives of 6.5, 5.0, and 2.0 years, respectively.
Note 4. Financial Instruments
Investments
The following tables present information about our financial assets measured at fair value on a recurring basis as of December 31, 2020 and 2019 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurement at December 31, 2020
	Level 1	Level 2	Total
U.S. Treasury securities	$—	$431,087	$431,087
Corporate bonds	—	366,638	366,638
Money market funds	162,156	—	162,156
Asset-backed securities	—	101,239	101,239
Agency securities	—	80,394	80,394
Commercial paper	—	36,954	36,954
Certificates of deposit and time deposits	—	10,657	10,657
Total	$162,156	$1,026,969	$1,189,125
Included in cash and cash equivalents			$194,854
Included in marketable securities			$994,271

	Fair Value Measurement at December 31, 2019
	Level 1	Level 2	Total
Corporate bonds	$—	$418,005	$418,005
Asset-backed securities	—	124,046	124,046
U.S. Treasury securities	—	94,731	94,731
Money market funds	70,455	—	70,455
Commercial paper	—	13,548	13,548
Certificates of deposit and time deposits	—	1,144	1,144
Agency securities	—	920	920
Total	$70,455	$652,394	$722,849
Included in cash and cash equivalents			$73,943
Included in marketable securities			$648,906
As of December 31, 2020 and 2019, there were no securities within Level 3 of the fair value hierarchy. There were no transfers between fair value measurement levels during the years ended December 31, 2020 or 2019.

Gross unrealized gains and losses for marketable securities as of December 31, 2020 were $6 million and not material, respectively. The aggregate amortized cost basis for cash equivalents and marketable securities as of December 31, 2020 was $1,183 million and excludes accrued interest of $3 million. The aggregate fair value of securities with unrealized losses was $107 million.

Gross unrealized gains and losses for marketable securities as of December 31, 2019 were $4 million and not material, respectively. The aggregate amortized cost basis for cash equivalents and marketable securities as of December 31, 2019 was $719 million and excludes accrued interest of $4 million. The aggregate fair value of securities with unrealized losses was $45 million.

As of December 31, 2020 and 2019, there were no securities that were in an unrealized loss position for more than twelve months. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period. We intend to hold our marketable securities to maturity and it is unlikely that they would be sold before their cost bases are recovered.
The following table classifies our marketable securities by contractual maturity as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Due in one year or less	$565,593	$286,958
Due after one year and within five years	428,678	361,948
Total	$994,271	$648,906

As of December 31, 2020 and 2019, the balance of strategic investments without readily determinable fair values was $11 million. There have been no adjustments to the carrying values of strategic investments resulting from impairments or observable price changes. During the year ended December 31, 2020, we received proceeds of approximately $2 million on the sale of a strategic investment and realized a gain of approximately $1 million, which was recorded in interest and other income (expense), net in our consolidated statements of operations.

For our other financial instruments, including accounts receivable, accounts payable, and other current liabilities, the carrying amounts approximate their fair values due to the relatively short maturity of these balances.

Derivative Instruments and Hedging

As of December 31, 2020, the balance of AOCI included an unrecognized net gain of $2 million related to the changes in the fair value of foreign currency forward contracts designated as cash flow hedges. We expect to reclassify a net gain of $3 million into earnings over the next 12 months associated with our cash flow hedges.

The following tables present information about our derivative instruments on our consolidated balance sheets as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$7,922	Accrued liabilities	$5,768
Total		$7,922		$5,768

	December 31, 2019
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$2,385	Accrued liabilities	$1,975
Total		$2,385		$1,975

Our foreign currency forward contracts had a total notional value of $345 million and $260 million as of December 31, 2020 and 2019, respectively.

The following table presents information about our foreign currency forward contracts on our consolidated statements of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Gain (Loss) Reclassified from AOCI into Earnings
	Year Ended December 31,
Classification	2020	2019
Revenue	$1,117	$2,247
Cost of revenue	(515)	(1,445)
Research and development	(485)	(1,334)
Sales and marketing	(987)	(2,479)
General and administrative	(264)	(894)
Total	$(1,134)	$(3,905)
The loss recognized in AOCI related to foreign currency forward contracts was not material for the year ended December 31, 2020. The loss recognized in AOCI related to foreign currency forward contracts was $1 million for the year ended December 31, 2019.

The cash flow effects related to foreign currency forward contracts are included within operating activities on our consolidated statements of cash flows.

Amounts recognized in earnings related to hedge ineffectiveness for the years ended December 31, 2020 and 2019 were not material.
Convertible Senior Notes
As of December 31, 2020, the fair values of our 0.25% convertible senior notes due 2023 and our 0.625% convertible senior notes due 2025 were $349 million and $1,685 million, respectively. The fair values were determined based on the quoted price of the convertible senior notes in an inactive market on the last traded day of the quarter and have been classified as Level 2 in the fair value hierarchy. Based on the closing price of our common stock of $143.12 on the last trading day of the quarter, the if-converted values of the 2023 and 2025 convertible senior notes exceeded the remaining principal amounts by $189 million and $363 million, respectively, as of December 31, 2020.

Note 5. Costs to Obtain Customer Contracts
The balance of deferred costs to obtain customer contracts was $105 million and $71 million as of December 31, 2020 and 2019, respectively. Amortization expense for these deferred costs was $45 million, $32 million, and $21 million for the years ended December 31, 2020, 2019, and 2018, respectively. There were no impairment losses related to these deferred costs for the periods presented.

Note 6. Property and Equipment
Property and equipment, net consists of the following (in thousands):

	December 31, 2020	December 31, 2019
Leasehold improvements	$91,205	$83,968
Capitalized internal-use software	48,730	38,437
Computer equipment and licensed software and patents	30,725	27,309
Furniture and fixtures	13,759	16,332
Construction in progress	13,222	8,647
Total	197,641	174,693
Less accumulated depreciation and amortization	(103,433)	(72,603)
Property and equipment, net	$94,208	$102,090

Depreciation expense was $26 million, $21 million, and $24 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Amortization expense of capitalized internal-use software was $8 million, $6 million, and $6 million for the years ended December 31, 2020, 2019, and 2018, respectively. We recorded impairment losses for capitalized internal-use software of $3 million and $2 million in the years ended December 31, 2020 and 2018, respectively. The impairments were recorded primarily to construction in progress and were included primarily within research and development expenses on our consolidated statements of operations. The carrying values of capitalized internal-use software at December 31, 2020 and 2019 were $32 million and $23 million, respectively, including $13 million and $8 million in construction in progress, respectively.
Note 7. Leases
    The following tables present information about leases on our consolidated balance sheets (in thousands):

	December 31, 2020	December 31, 2019
Assets
Lease right-of-use assets	$84,013	$89,983
Liabilities
Lease liabilities	23,533	21,804
Lease liabilities, noncurrent	85,275	83,478

As of December 31, 2020 and 2019, the weighted average remaining lease term was 6.0 years and 5.7 years, respectively. As of December 31, 2020 and 2019, the weighted average discount rate was 4.7% and 5.3%, respectively.
The following table presents information about leases on our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease expense	$25,575	$23,540
Short-term lease expense	577	2,293
Variable lease expense	6,161	6,607
Sublease income	(1,822)	(1,968)

The following table presents supplemental cash flow information about our leases (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$31,254	$22,333
Operating lease assets obtained in exchange for new lease liabilities	23,394	27,559

As of December 31, 2020, remaining maturities of lease liabilities are as follows:

2021	$27,479
2022	28,015
2023	19,108
2024	9,563
2025	8,275
Thereafter	32,213
Total lease payments	124,653
Less: imputed interest	15,845
Total	$108,808
    In the fourth quarter of 2020, we determined that we would no longer occupy the leased premises located at 1019 Market Street and 988 Market Street, San Francisco, California 94103. As a result, we assessed these lease right-of-use assets and leasehold improvements for impairment and determined that the carrying values were not recoverable. We recorded an aggregate impairment charge of $15 million, which is the amount that the carrying value of the asset groups exceeded their estimated fair values. The estimated fair values were based on the present value of the estimated cash flows that could be generated from subleasing each property for the remaining lease term. The impairment charge was recorded in general and administrative expenses on our consolidated statement of operations.
Note 8. Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill for the two years ended December 31, 2020 are as follows (in thousands):

Balance as of December 31, 2018	$111,584
Goodwill acquired	58,245
Goodwill adjustments	(182)
Balance as of December 31, 2019	169,647
Goodwill adjustments	15
Balance as of December 31, 2020	$169,662
Acquired intangible assets subject to amortization consist of the following (in thousands):

	As of December 31, 2020
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
				(In years)
Developed technology	$30,200	$(12,445)	$17,755	4.1
Customer relationships	14,710	(6,076)	8,634	4.0
Backlog	3,200	(3,033)	167	0.3
	$48,110	$(21,554)	$26,556

	As of December 31, 2019
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
				(In years)
Developed technology	$39,000	$(14,492)	$24,508	4.9
Customer relationships	15,210	(3,882)	11,328	4.8
Backlog	3,200	(1,800)	1,400	1.0
	$57,410	$(20,174)	$37,236

Amortization expense of acquired intangible assets for the year ended December 31, 2020 was $11 million, which included a $1 million impairment of developed technology recorded within cost of revenue on our consolidated statement of operations. Amortization expense of acquired intangible assets for the years ended December 31, 2019 and 2018 was $10 million and $5 million, respectively.
Estimated future amortization expense as of December 31, 2020 is as follows (in thousands):

2021	$7,115
2022	6,949
2023	6,253
2024	4,618
2025	972
Thereafter	649
$26,556
Note 9. Convertible Senior Notes

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

During the three months ended December 31, 2020, the conditions allowing holders of the 2025 Notes to convert were not met.

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

The net carrying amount of the liability component of the 2025 Notes is as follows (in thousands):

As of December 31, 2020
Principal	$1,150,000
Unamortized Debt Discount	(198,857)
Unamortized issuance costs	(15,567)
Net carrying amount	$935,576

The net carrying amount of the equity component of the 2025 Notes is as follows (in thousands):

As of December 31, 2020
Debt Discount for Conversion Option	$220,061
Issuance costs	(4,035)
Net carrying amount	$216,026

Interest expense related to the 2025 Notes is as follows (in thousands):

Year Ended December 31,
2020
Contractual interest expense	$3,873
Amortization of Debt Discount	21,204
Amortization of issuance costs	1,439
Total interest expense	$26,516

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

2025 Capped Calls

In connection with the pricing of the 2025 Notes, we entered into privately negotiated capped call transactions with certain counterparties, the “2025 Capped Calls.” The 2025 Capped Calls each have an initial strike price of approximately $108.76 per share, subject to certain adjustments, which correspond to the initial conversion price of the 2025 Notes. The 2025 Capped Calls have initial cap prices of $164.17 per share, subject to certain adjustments. The 2025 Capped Calls cover, subject to anti-dilution adjustments, approximately 10.6 million shares of our common stock. Conditions that cause adjustments to the initial strike price of the 2025 Capped Calls are similar to the conditions that result in corresponding adjustments for the 2025 Notes. The 2025 Capped Calls are generally intended to reduce or offset the potential dilution to our common stock upon any conversion of the 2025 Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. For accounting purposes, the 2025 Capped Calls are separate transactions, and not part of the terms of the 2025 Notes. As these transactions meet certain accounting criteria, the 2025 Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $130 million incurred in connection with the 2025 Capped Calls was recorded as a reduction to additional paid-in capital.

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

In connection with the offering of the 2025 Notes, we used $618 million of the net proceeds from the offering of the 2025 Notes to repurchase $426 million aggregate principal amount of the 2023 Notes in cash through individual privately negotiated transactions (the “2023 Notes Partial Repurchase”). Of the $618 million consideration, $393 million and $225 million were allocated to the debt and equity components on our consolidated balance sheets, respectively, utilizing an effective interest rate to determine the fair value of the liability component. The fair value of the liability component is estimated by calculating the present value of expected cash flows using an interest rate that reflects our incremental borrowing rate, with an estimated adjustment for our credit standing on nonconvertible debt with similar maturity. As of the repurchase date, the carrying value of the 2023 Notes subject to the 2023 Notes Partial Repurchase, net of unamortized debt discount and issuance costs, was $367 million. The 2023 Notes Partial Repurchase resulted in a $26 million loss on early debt extinguishment. Additionally, $39 million of the total consideration was related to repayment of the debt discount and reflected as a cash outflow from operating activities. As of December 31, 2020, $149 million of principal remains outstanding on the 2023 Notes.

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

During the three months ended December 31, 2020, the conditions allowing holders of the 2023 Notes to convert were met. The 2023 Notes are therefore convertible during the three months ending March 31, 2021 and are classified as a current liability as of December 31, 2020. To date, we have received one request for conversion for an immaterial amount of 2023 Notes.

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

The net carrying amount of the liability component of the 2023 Notes is as follows (in thousands):

	As of December 31, 2020	As of December 31, 2019
Principal	$149,194	$575,000
Unamortized Debt Discount	(15,394)	(84,037)
Unamortized issuance costs	(1,412)	(7,499)
Net carrying amount	$132,388	$483,464

The net carrying amount of the equity component of the 2023 Notes is as follows (in thousands):

	As of December 31, 2020	As of December 31, 2019
Debt Discount for Conversion Option	$32,427	$124,976
Issuance costs	(765)	(2,948)
Net carrying amount	$31,662	$122,028

Interest expense related to the 2023 Notes is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Contractual interest expense	$863	$1,438	$1,116
Amortization of Debt Discount	14,731	23,457	17,482
Amortization of issuance costs	1,214	1,831	1,284
Total interest expense	$16,808	$26,726	$19,882

2023 Capped Calls

In connection with the pricing of the 2023 Notes, we entered into privately negotiated capped call transactions with certain counterparties, the “2023 Capped Calls.” The 2023 Capped Calls each have an initial strike price of approximately $63.07 per share, subject to certain adjustments, which correspond to the initial conversion price of the 2023 Notes. The 2023 Capped Calls have initial cap prices of $95.20 per share, subject to certain adjustments. The 2023 Capped Calls covered, subject to anti-dilution adjustments, approximately 9.1 million shares of our common stock. Conditions that cause adjustments to the initial strike price of the 2023 Capped Calls mirror conditions that result in corresponding adjustments for the 2023 Notes. The 2023 Capped Calls are generally intended to reduce or offset the potential dilution to our common stock upon any conversion of the 2023 Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. For accounting purposes, the 2023 Capped Calls are separate transactions, and not part of the terms of the 2023 Notes. As these transactions meet certain accounting criteria, the 2023 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The cost of $64 million incurred in connection with the 2023 Capped Calls was recorded as a reduction to additional paid-in capital.

In June 2020, and in connection with the 2023 Notes Partial Repurchase, we terminated the 2023 Capped Calls corresponding to approximately 6.7 million shares for cash proceeds of $83 million. The proceeds were recorded as an increase to additional paid-in capital in the consolidated balance sheets. As of December 31, 2020, there remains outstanding 2023 Capped Calls giving the Company the option to purchase approximately 2.4 million shares (subject to adjustment).

The net impact to our stockholders' equity, included in additional paid-in capital, of the above components of the 2023 Notes is as follows (in thousands):

At Issuance
Conversion Option	$124,976
Purchase of Capped Calls	(63,940)
Issuance Costs	(2,948)
Net deferred tax liability	(13,784)
Total	$44,304

Note 10. Commitments and Contingencies

Commitments

As of December 31, 2020, our contractual obligations are as follows for the years ending December 31 (in thousands):

	Operating Lease Obligations (1)	Purchase Commitments (2)	Convertible Senior Notes (3)	Total
2021	$30,186	$83,772	$7,560	$121,518
2022	28,849	62,195	7,560	98,604
2023	19,178	43,069	156,459	218,706
2024	9,563	—	7,188	16,751
2025	8,275	—	1,153,294	1,161,569
Thereafter	32,213	—	—	32,213
Total	$128,264	$189,036	$1,332,061	$1,649,361
(1) Represents obligations under non-cancellable lease agreements for our corporate headquarters and worldwide offices.
(2) Primarily relates to third-party managed hosting services.
(3) Consists of principal and interest payments. Principal of $149 million and $1,150 million is due in March 2023 and June 2025, respectively.

Letters of Credit
As of December 31, 2020 and 2019, we had a total of $5 million and $4 million, respectively, in unsecured letters of credit outstanding, including bank guarantees, primarily related to leased office space. The letters of credit renew annually and mature at various dates through October 31, 2023.
Litigation and Loss Contingencies
We accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. These estimates are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter.

On October 24, 2019 and November 7, 2019, purported stockholders of the Company filed two putative class action complaints in the United States District Court for the Northern District of California, entitled Charles Reidinger v. Zendesk, Inc., et al., 3:19-cv-06968-CRB and Ho v. Zendesk, Inc., et al., No. 3:19-cv-07361-WHA, respectively, against the Company and certain of the Company’s executive officers. The complaints are nearly identical and allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Zendesk, Inc. common stock between February 6, 2019 and October 1, 2019, inclusive. The claims are based upon allegations that the defendants misrepresented and/or omitted material information in certain of our prior public filings. To this point, no discovery has occurred in these cases. The court has appointed a lead plaintiff and consolidated the various lawsuits into a single action (Case No. 3:19-cv-06968-CRB), and the lead plaintiff filed its amended complaint on April 14, 2020 asserting the same alleged violations of securities laws as the initial complaints. On June 29, 2020, Zendesk and the executive officer defendants moved to dismiss the amended complaint. On November 9, 2020, the court granted Zendesk's motion to dismiss and granted plaintiff leave to amend its complaint. On January 8, 2021, plaintiff filed its second amended complaint and on January 22, 2021, Zendesk and the executive officer defendants moved to dismiss the second amended complaint which is set for hearing on March 5, 2021.

On June 2, 2020, a purported stockholder of the Company filed a derivative complaint in the United States District Court for the Northern District of California, entitled Anderson v. Svane, et al., 3:20-cv-03671, against certain of the Company's executive officers and directors. The derivative complaint alleges breaches of fiduciary duty against all defendants, and an insider trading claim and violations of Section 10(b) of the Securities Exchange Act of 1934 against the officer defendants, purportedly on behalf of the Company itself. The claims are based on nearly identical allegations as the two putative class action complaints described above, namely that the defendants misrepresented and/or omitted material information in certain of our prior public filings. On June 29, 2020, the court stayed the derivative action until either the class action is dismissed with prejudice or class action defendants answer the complaint. On July 27, 2020, the court ordered the derivative action related to the class action.

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
Note 11. Common Stock and Stockholders’ Equity
Common Stock
As of December 31, 2020 and 2019, there were 400 million shares of common stock authorized for issuance with a par value of $0.01 per share and 117.5 million and 113.1 million shares were issued and outstanding as of December 31, 2020 and 2019, respectively.
Preferred Stock
As of December 31, 2020 and 2019, there were 10 million shares of preferred stock authorized for issuance with a par value of $0.01 per share and no shares of preferred stock were issued or outstanding.
Employee Equity Plans
Employee Stock Purchase Plan
Under the ESPP, eligible employees are granted options to purchase shares of our common stock through payroll deductions. The ESPP provides for 18-month offering periods, which include three six-month purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of the offering period or the fair market value of our common stock at the end of the purchase period. During each of the years ended December 31, 2020 and 2019, 0.6 million shares of common stock were purchased under the ESPP. Pursuant to the terms of the ESPP, the number of shares reserved under the ESPP increased by 1.2 million shares and 1.1 million shares on January 1, 2021 and 2020, respectively. As of December 31, 2020, 4.8 million shares of common stock were available for issuance under the ESPP.
Stock Option and Grant Plans
Our board of directors adopted the 2009 Stock Option and Grant Plan, or the 2009 Plan, in July 2009. The 2009 Plan was terminated in connection with our initial public offering in May 2014, and accordingly, no shares are available for issuance under this plan. The 2009 Plan continues to govern outstanding awards granted thereunder.
Our 2014 Stock Option and Incentive Plan, or the 2014 Plan, serves as the successor to our 2009 Plan. Pursuant to the terms of the 2014 Plan, the number of shares reserved for issuance under the 2014 Plan increased by 5.9 million and 5.7 million shares on January 1, 2021 and 2020, respectively. As of December 31, 2020, we had 14.4 million shares of common stock available for future grants under the 2014 Plan.
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
A summary of our share based award activity for the year ended December 31, 2020 is as follows (in thousands, except per share information):

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Outstanding RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
				(In years)
Outstanding — January 1, 2020	11,613	4,860	$24.08	5.85	$255,536	5,361	$55.00	$410,804
Increase in authorized shares	5,654
Stock options granted	(597)	597	89.37
RSUs granted	(3,233)					3,233	89.69
Stock options exercised		(1,074)	27.13
RSUs vested						(2,645)	54.37
Stock options forfeited or canceled	148	(148)	55.30
RSUs forfeited or canceled	795					(795)	63.34
RSUs forfeited or canceled and unavailable for grant	—					(13)	23.44
PRSUs forfeited	35
Outstanding — December 31, 2020	14,415	4,235	$31.42	5.21	$473,358	5,141	$75.93	$735,869
Options vested and exercisable as of December 31, 2020		3,305	$20.59	4.34	$404,992
RSUs expected to vest as of December 31, 2020						4,144		$593,120

The RSUs forfeited or canceled and unavailable for grant relate to our employment inducement awards. The aggregate intrinsic value for options outstanding represents the difference between the closing market price of our common stock on the last trading day of the reporting period and the exercise price of outstanding, in-the-money options.
The total intrinsic value of stock options exercised during the years ended December 31, 2020, 2019, and 2018 was $70 million, $76 million, and $37 million, respectively. The intrinsic value for options exercised represents the difference between the exercise price and the market value on the date of exercise. The weighted-average grant date fair value of stock options granted during the years ended December 31, 2020, 2019, and 2018 was $32.03, $28.65, and $17.87, respectively.
The total fair value of RSUs vested during the years ended December 31, 2020, 2019, and 2018 was $241 million, $240 million, and $176 million, respectively. The fair value of RSUs vested represents market value on the vesting date. The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2020, 2019, and 2018 was $89.69, $73.40, and $44.35, respectively.
Share-Based Compensation Expense
All share-based awards to employees and members of our board of directors are measured based on the grant date fair value of the awards and recognized in the consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award, which is typically four years). The contractual term of our stock options is typically ten years. We record share-based compensation expense for service-based equity awards using the straight-line attribution method. We record share-based compensation expense for performance-based equity awards using the accelerated attribution method. Forfeitures are recognized as they occur.
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
The inputs are as follows:

•Expected Term. We determine the expected term based on the historical exercise activity of our employees.
•Expected Volatility. We determine expected volatility based on the historical volatility of our own common stock.
•Risk-Free Interest Rate. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term of the stock options for each stock option group.
•Dividend Yield. We have not paid and do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero.
The assumptions used to estimate the fair value of stock options are as follows:

	Year Ended December 31,
	2020	2019	2018
Expected volatility	40% - 44%	43%	44% - 45%
Dividend yield	0%	0%	0%
Risk-free interest rate	0.3% - 1.4%	2.5%	2.3% - 3.0%
Expected term (in years)	4.7	4.6	4.9
 The assumptions used to estimate the fair value of ESPP awards are as follows:

	Year Ended December 31,
	2020	2019	2018
Expected volatility	43% - 60%	39% - 43%	35% - 41%
Dividend yield	0%	0%	0%
Risk-free interest rate	0.1% - 0.2%	1.5% - 2.4%	2.1% - 2.8%
Expected term (in years)	0.5 -1.5	0.5 -1.5	0.5 -1.5
As of December 31, 2020, we had a total of $404 million in future expense related to all equity awards to be recognized over a weighted average period of 2.6 years.
For the year ended December 31, 2020, we recorded $1 million of share-based compensation expense related to accelerated vesting of share-based awards for terminated employees. There were no material share-based award modifications for the years ended December 31, 2019 and 2018.
Performance Restricted Stock Units
In 2018, PRSUs representing 0.2 million shares of common stock were granted in connection with the acquisition of FutureSimple Inc. The PRSUs vest in four semi-annual tranches through March 2021. The PRSUs include a service condition and a performance condition related to the attainment of semi-annual performance targets approved and communicated in advance of each performance period. For the years ended December 31, 2020 and 2019, we recorded $6 million and $7 million of share-based compensation expense related to the PRSUs, respectively, including accelerated amounts upon termination. For the years ended December 31, 2020 and 2019, 60 thousand and 48 thousand PRSUs were vested, respectively. For the year ended December 31, 2018, we recorded an immaterial amount of share-based compensation expense related to the PRSUs and no PRSUs were vested.

Note 12. Deferred Revenue and Performance Obligations
The changes in the balances of deferred revenue are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of period	$323,962	$247,962	$174,360
Billings	1,088,960	892,416	672,348
Subscription and service revenue	(977,311)	(776,610)	(574,517)
Other revenue*	(52,253)	(39,806)	(24,229)
Balance, end of period	$383,358	$323,962	$247,962
*Other revenue primarily includes implementation and training services, Talk usage and amounts from contract assets.
For the years ended December 31, 2020, 2019, and 2018, less than half of revenue recognized was from the deferred revenue balances at the beginning of each period.
The aggregate balance of remaining performance obligations as of December 31, 2020 was $925 million. We expect to recognize $627 million of the balance as revenue in the next 12 months and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized, including contracted revenue from renewals, and does not include contract amounts which are cancellable by the customer and amounts associated with optional renewal periods.

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
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Net loss	$(218,178)	$(169,653)	$(131,084)
Weighted-average shares used to compute basic and diluted net loss per share	115,240	110,606	105,567
Net loss per share, basic and diluted	$(1.89)	$(1.53)	$(1.24)
The anti-dilutive securities excluded from the shares used to calculate diluted net loss per share are as follows (in thousands):

	As of December 31,
	2020	2019	2018
Shares subject to outstanding common stock options and employee stock purchase plan	4,355	4,962	6,041
Restricted stock units	5,141	5,361	6,611
Shares related to convertible senior notes	2,459	1,265	—
	11,955	11,588	12,652

The shares related to convertible senior notes in the table above are calculated based on the average market price of our common stock for the three months ended December 31, 2020.

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

Note 14. Income Taxes
The components of loss before provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
U.S.	$(232,967)	$(186,697)	$(151,547)
Foreign	20,550	18,394	8,356
Total	$(212,417)	$(168,303)	$(143,191)

The income tax provision (benefit) is composed of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current tax provision:
Federal	$—	$(1,994)	$—
State	80	80	80
Foreign	7,941	5,586	3,372
	8,021	3,672	3,452
Deferred tax provision:
Federal	—	—	(13,785)
Foreign	(2,260)	(2,322)	(1,774)
Total provision for (benefit from) income taxes	$5,761	$1,350	$(12,107)

Significant components of deferred tax assets are as follows (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Tax credit carryforward	$3,311	$1,138
Net operating loss carryforward	294,671	230,346
Share-based compensation	10,986	10,774
Accrued liabilities and reserves	7,222	5,075
Property and equipment	4,850	2,329
Lease liabilities	20,780	19,298
Disallowed interest	1,115	—
Other	825	9,164
Total deferred tax assets	343,760	278,124
Less: valuation allowance	(237,719)	(220,483)
Deferred tax assets, net of valuation allowance	106,041	57,641
Deferred tax liabilities:
Deferred commissions	(24,379)	(16,839)
Convertible debt transaction	(49,118)	(9,658)
Intangible assets	(8,620)	(9,294)
Lease right-of-use assets	(16,543)	(16,892)
Total deferred tax liabilities	(98,660)	(52,683)
Net deferred tax assets	$7,381	$4,958

Certain amounts for the year ended December 31, 2019 in the table above have been restated from the previously reported amounts for comparability.

The following is a reconciliation of the statutory federal income tax rate and the effective tax rates:

	Year Ended December 31,
	2020	2019	2018
Tax at federal statutory rate	21.0%	21.0%	21.0%
Valuation allowance	(30.4)	(32.6)	(20.1)
Share-based compensation	9.5	13.6	8.5
Officers' compensation	(1.7)	(1.9)	(1.1)
Benefit from other comprehensive gain	—	1.2	—
Foreign withholding tax	(1.3)	(1.1)	(0.6)
Foreign rate differential	0.7	1.5	0.7
Other	(0.5)	(2.5)	—
Effective tax rate	(2.7)%	(0.8)%	8.4%

We have not provided income taxes for the possible tax consequences of repatriating undistributed earnings of foreign subsidiaries as of December 31, 2020 because we intend to permanently reinvest such earnings outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of December 31, 2020, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $1 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
As of December 31, 2020, we had net operating loss carryforwards of approximately $1,230 million for federal income taxes and $491 million for state income taxes. Of the federal net operating loss carryforwards, $520 million will begin to expire in 2029 and $710 million will carry forward indefinitely. The state carryforwards will begin to expire in 2031. As of December 31, 2020, we had research and development credit carryforwards of approximately $20 million for each of federal and state income taxes. If not utilized, the federal carryforwards will begin to expire in 2029. The state tax credit can be carried forward indefinitely. Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event that we had a change of ownership, utilization of the net operating loss and tax credit carryforwards may be restricted. In addition, we have $8 million of net operating loss carryforwards in France, of which approximately $3 million were obtained as part of our acquisition of We Are Cloud SAS. These carryforward losses do not expire, however, utilization of these carryforwards may be subject to annual limitations. In addition, the right to the carryforward losses could be challenged if the French tax authorities determined that a significant change in the company’s actual business has occurred.
We account for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes, net operating loss carryforwards, and other tax credits measured by applying currently enacted tax laws. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. We regularly assess the need for a valuation allowance against our deferred tax assets by considering both positive and negative evidence to determine whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. We recorded a valuation allowance to fully offset our U.S. deferred tax assets, as we consider our cumulative loss in recent years to be strong negative evidence for retaining the valuation allowance. The valuation allowance increased by $17 million during the year ended December 31, 2020. We will continue to assess the future realization of our deferred tax assets in each applicable jurisdiction and adjust the valuation allowance accordingly.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) for the three years ending December 31, 2020 is as follows (in thousands):

Balance at December 31, 2017	$15,644
Additions from tax positions related to the current year	5,887
Balance at December 31, 2018	21,531
Additions from tax positions related to the current year	7,763
Balance at December 31, 2019	29,294
Additions from tax positions related to the current year	10,492
Balance at December 31, 2020	$39,786
As of December 31, 2020, we had no accrued interest and penalties related to the uncertain tax positions. We have elected to record interest and penalties in the financial statements as a component of provision for (benefit from) income taxes. Included in the balance of unrecognized tax benefits at December 31, 2020 and 2019 are no potential benefits, which if recognized, would affect the effective tax rate.
We are currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate over the next 12 months.
We are subject to taxation in the United States and foreign jurisdictions. Our tax years 2009 to 2019 remain subject to examination in most jurisdictions.

Note 15. Geographic Information
Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.

Revenue
The following table presents our revenue by geographic area, as determined based on the billing address of our customers (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$536,199	$427,693	$309,879
EMEA	292,547	231,497	174,874
APAC	110,875	89,029	68,272
Other	89,943	68,197	45,721
Total	$1,029,564	$816,416	$598,746

Long-Lived Assets
The following table presents our long-lived assets by geographic area (in thousands):

	As of December 31,
	2020	2019
United States	$76,383	$91,532
EMEA:
Republic of Ireland	38,010	42,500
Other EMEA	5,784	3,725
Total EMEA	43,794	46,225
APAC:
Singapore	19,560	25,988
Other APAC	6,466	5,362
Total APAC	26,026	31,350
Other	344	417
Total	$146,547	$169,524

The table above includes property and equipment and lease right-of-use assets and excludes capitalized internal-use software and intangible assets.

Note 16. Retirement Plans
We have a 401(k) retirement and savings plan made available to all United States employees. The 401(k) plan allows each participant to contribute up to an amount not to exceed an annual statutory maximum. For the years ended December 31, 2020, 2019, and 2018, we made matching contributions of $8 million, $4 million, and $1 million, respectively.
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
Based on this evaluation, our management concluded that, as of December 31, 2020, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of

December 31, 2020. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Further, while the majority of our employees are currently working remotely, we have not experienced any material impact in our internal control over financial reporting as a result of the COVID-19 pandemic.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders, or the 2021 Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020 and is incorporated herein by reference.
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
Item 11. Executive Compensation.
The information required by this item will be included in the 2021 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in the 2021 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in the 2021 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be included in the 2021 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as part of this report:
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
Item 16. Form 10-K Summary.
Not applicable.

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36456	3.1	August 7, 2014
3.2	Amended and Restated By-laws of the Registrant.	8-K/A	001-36456	3.1	February 7, 2018
4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	333-195176	4.1	May 5, 2014
4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Act of 1934	10-K	001-36456	4.2	February 13, 2020
4.3	Indenture, dated as of June 16, 2020, between Zendesk, Inc. and Wilmington Trust, National Association, as Trustee	8-K	001-36456	4.1	June 17, 2020
4.4	Form of 0.625% Convertible Senior Notes due 2025 (included in Exhibit 4.1)	8-K	001-36456	4.2	June 17, 2020
10.1#	2009 Stock Option and Grant Plan, as amended, and related form agreements.	S-1	333-195176	10.2	April 10, 2014
10.2#	2014 Stock Option and Incentive Plan, and related form agreements.
10.3#	2014 Employee Stock Purchase Plan, as amended.	10-Q	001-36456	10.2	November 6, 2014
10.4#	Form of Inducement Option Agreement.	8-K	001-36456	10.1	May 6, 2016
10.5#	Form of Inducement RSU Agreement.	8-K	001-36456	10.2	May 6, 2016
10.6#	Offer Letter between the Registrant and Adrian McDermott, dated as of June 16, 2010.	S-1	333-195176	10.7	April 10, 2014
10.7#	Offer Letter between the Registrant and John Geschke, dated as of May 30, 2012.	10-K	001-36456	10.9	February 26, 2016
10.8#	Offer Letter between the Registrant and Elena Gomez, dated as of April 6, 2016.	10-K	001-36456	10.9	February 27, 2017
10.9#	Offer Letter between the Registrant and Tom Keiser, dated as of March 29, 2016.	10-K	001-36456	10.10	February 27, 2017
10.10#	Offer Letter between the Registrant and Norman Gennarro, dated as of November 26, 2017.	10-K	001-36456	10.11	February 22, 2018
10.11#	Offer Letter between the Registrant and Jeffrey Titterton, dated as of April 6, 2017.	10-K	001-36456	10.12	February 22, 2018
10.12#	Offer Letter between the Registrant and InaMarie Johnson, dated as of April 26, 2018	10-K	001-36456	10.13	February 14, 2019
10.13	Office Lease between the Registrant and 989 Market Street, LLC, dated as of April 29, 2011.	S-1	333-195176	10.8	April 10, 2014
10.14	First Amendment to Lease between the Registrant and 989 Market Street, LLC, dated as of June 28, 2011.	S-1	333-195176	10.9	April 10, 2014
10.15	Second Amendment to Lease between the Registrant and 989 Market Street, LLC, dated as of August 11, 2011.	S-1	333-195176	10.10	April 10, 2014

10.16	Third Amendment to Lease between the Registrant and HMC Mid-Market Ventures LLC, dated as of September 11, 2013.	S-1	333-195176	10.11	April 10, 2014
10.17	Fourth Amendment to Lease between the Registrant and ASB 989 Market, LLC, dated as of January 19, 2017.	10-Q	001-36456	10.1	May 8, 2017
10.18	Fifth Amendment to Lease between the Registrant and ASB 989 Market, LLC, dated as of August 2, 2017.	10-Q	001-36456	10.1	November 3, 2017
10.19	Sixth Amendment to Lease between the Registrant and ASB 989 Market, LLC, dated as of January 25, 2019	10-K	001-36456	10.20	February 14, 2019
10.20	Seventh Amendment to Lease between the Registrant and ASB 989 Market, LLC, dated as of December 17, 2019	10-K	001-36456	10.20	February 13, 2020

10.21	Eighth Amendment to Lease between the Registrant and ASB 989 Market, LLC, dated as of December 17, 2019	10-K	001-36456	10.21	February 13, 2020
10.22	Lease Agreement between the Registrant and 1019 Market St. Property, LLC, dated as of September 6, 2013, as amended.	10-Q	001-36456	10.1	November 6, 2014
10.23	Lease by and between Zendesk, Inc. and 1035 Market Street, LLC., dated June 22, 2016.	8-K	001-36456	10.1	June 27, 2016
10.24	Lease Agreement by and between Marlin Cove, Inc. and SF Prosperity I, LLC, as tenants in common and the Registrant.	10-Q	001-36456	10.2	August 3, 2018
10.25	Indenture, dated as of March 20, 2018, between Zendesk, Inc., and Wilmington Trust, National Association, as trustee.	8-K	001-36456	4.1	March 20, 2018
10.26	Form of 0.25% Convertible Senior Notes due 2023	8-K	001-36456	4.1	March 20, 2018
10.27	Form of Capped Call Confirmation	8-K	001-36456	10.1	March 20, 2018
10.28#	Amended and Restated Non-Employee Director Compensation Policy.	8-K	001-36456	10.1	April 30, 2019
10.29#	Amended and Restated Executive Incentive Bonus Plan.	8-K	001-36456	10.1	February 11, 2015
10.30#	Zendesk, Inc. Change in Control Acceleration Plan.	8-K	001-36456	10.1	May 15, 2015
10.31#	Forms of Indemnification Agreement.	S-1	333-195176	10.1	April 10, 2014
10.32	Form of Capped Call Transaction Confirmation	8-K	001-36456	10.1	June 17, 2020
21.1	List of Significant Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see Part IV of this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

Zendesk, Inc.

Date:	February 12, 2021	By:	/s/ Elena Gomez
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Mikkel Svane	Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)	2/12/2021
Mikkel Svane

/s/ Elena Gomez	Chief Financial Officer (Principal Financial Officer)	2/12/2021
Elena Gomez

/s/ Ying Christina Liu	Chief Accounting Officer (Principal Accounting Officer)	2/12/2021
Ying Christina Liu

/s/ Carl Bass	Director	2/12/2021
Carl Bass

/s/ Hilarie Koplow-McAdams	Director	2/12/2021
Hilarie Koplow-McAdams

/s/ Michael Frandsen	Director	2/12/2021
Michael Frandsen

/s/ Archana Agrawal	Director	2/12/2021
Archana Agrawal

/s/ Michael Curtis	Director	2/12/2021
Michael Curtis

/s/ Michelle Wilson	Director	2/12/2021
Michelle Wilson

/s/ Thomas Szkutak	Director	2/12/2021
Thomas Szkutak