Form 10-Q
period 2021-03-31
Zendesk, Inc.
filed 2021-05-03
CIK 1463172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
As of April 30, 2021, there were 118,649,749 shares of the registrant’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ZENDESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$378,363	$405,430
Marketable securities	575,993	565,593
Accounts receivable, net of allowance for credit losses of $7,316 and $5,787 as of March 31, 2021 and December 31, 2020, respectively	178,156	199,243
Deferred costs	55,506	51,878
Prepaid expenses and other current assets	50,642	53,829
Total current assets	1,238,660	1,275,973
Marketable securities, noncurrent	485,285	428,678
Property and equipment, net	94,611	94,208
Deferred costs, noncurrent	55,946	52,731
Lease right-of-use assets	80,963	84,013
Goodwill and intangible assets, net	194,357	196,218
Other assets	25,286	25,458
Total assets	$2,175,108	$2,157,279
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,282	$15,428
Accrued liabilities	37,943	38,921
Accrued compensation and related benefits	97,922	103,437
Deferred revenue	393,457	378,935
Lease liabilities	24,734	23,533
Current portion of convertible senior notes, net	134,187	132,388
Total current liabilities	709,525	692,642
Convertible senior notes, net	946,302	935,576
Deferred revenue, noncurrent	3,065	4,423
Lease liabilities, noncurrent	78,141	85,275
Other liabilities	7,832	7,532
Total liabilities	1,744,865	1,725,448
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,183	1,174
Additional paid-in capital	1,399,014	1,344,337
Accumulated other comprehensive (loss) income	(4,329)	3,203
Accumulated deficit	(965,625)	(916,883)
Total stockholders’ equity	430,243	431,831
Total liabilities and stockholders’ equity	$2,175,108	$2,157,279
See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$298,048	$237,475
Cost of revenue (1)	60,894	59,702
Gross profit	237,154	177,773
Operating expenses (1):
Research and development	73,783	60,421
Sales and marketing	157,518	124,310
General and administrative	43,133	34,326
Total operating expenses	274,434	219,057
Operating loss	(37,280)	(41,284)
Other income (expense), net:
Interest expense	(14,415)	(6,887)
Interest and other income (expense), net	5,084	6,904
Total other income (expense), net	(9,331)	17
Loss before provision for income taxes	(46,611)	(41,267)
Provision for income taxes	2,354	1,516
Net loss	$(48,965)	$(42,783)
Net loss per share, basic and diluted	$(0.42)	$(0.38)
Weighted-average shares used to compute net loss per share, basic and diluted	117,912	113,538
(1) Includes share-based compensation expense as follows:

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$4,486	$5,059
Research and development	15,673	12,626
Sales and marketing	23,232	16,559
General and administrative	8,983	7,838

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(48,965)	$(42,783)
Other comprehensive loss:
Net unrealized loss on available-for-sale investments	(1,975)	(3,395)
Net unrealized loss on derivative instruments	(5,557)	(7,348)
Other comprehensive loss	(7,532)	(10,743)
Comprehensive loss	$(56,497)	$(53,526)

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2021						Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	117,489	$1,174	$1,344,337	$3,203	$(916,883)	$431,831	113,081	$1,130	$1,155,044	$591	$(698,781)	$457,984
Issuance of common stock upon exercise of stock options	208	2	3,929	—	—	3,931	175	2	3,999	—	—	4,001
Issuance of common stock for settlement of RSUs and PRSUs	661	7	(2,806)	—	—	(2,799)	720	7	(1,904)	—	—	(1,897)
Share-based compensation	—	—	53,554	—	—	53,554	—	—	43,382	—	—	43,382
Other comprehensive loss	—	—	—	(7,532)	—	(7,532)	—	—	—	(10,743)	—	(10,743)
Net loss	—	—	—	—	(48,965)	(48,965)	—	—	—	—	(42,783)	(42,783)
Other	—	—	—	—	223	223	—	—	—	—	—	—
Balances at end of period	118,358	$1,183	$1,399,014	$(4,329)	$(965,625)	$430,243	113,976	$1,139	$1,200,521	$(10,152)	$(741,565)	$449,943

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(48,965)	$(42,783)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	9,515	11,240
Share-based compensation	52,374	42,082
Amortization of deferred costs	14,757	9,965
Amortization of debt discount and issuance costs	12,525	6,549
Allowance for credit losses on accounts receivable	3,168	2,265
Other, net	(965)	(204)
Changes in operating assets and liabilities:
Accounts receivable	16,370	26,023
Prepaid expenses and other current assets	(467)	1,743
Deferred costs	(20,984)	(13,448)
Lease right-of-use assets	4,464	4,975
Other assets and liabilities	316	(232)
Accounts payable	5,797	(10,323)
Accrued liabilities	(2,078)	(662)
Accrued compensation and related benefits	(20,113)	(9,541)
Deferred revenue	13,419	(21,464)
Lease liabilities	(5,538)	(8,794)
Net cash provided by (used in) operating activities	33,595	(2,609)
Cash flows from investing activities
Purchases of property and equipment	(3,061)	(9,938)
Internal-use software development costs	(4,468)	(3,058)
Purchases of marketable securities	(305,310)	(121,430)
Proceeds from maturities of marketable securities	198,564	74,231
Proceeds from sales of marketable securities	36,599	54,784
Purchases of strategic investments	—	(1,500)
Net cash used in investing activities	(77,676)	(6,911)
Cash flows from financing activities
Proceeds from exercises of employee stock options	3,931	4,001
Proceeds from employee stock purchase plan	15,184	10,115
Taxes paid related to net share settlement of share-based awards	(2,800)	(1,897)
Net cash provided by financing activities	16,315	12,219
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8)	16
Net (decrease) increase in cash, cash equivalents and restricted cash	(27,774)	2,715
Cash, cash equivalents and restricted cash at beginning of period	407,859	199,897
Cash, cash equivalents and restricted cash at end of period	$380,085	$202,612

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$378,363	$199,092
Restricted cash included in prepaid expenses and other current assets	1,717	2,797
Restricted cash included in other assets	5	723
Total cash, cash equivalents and restricted cash	$380,085	$202,612

Supplemental cash flow data
Cash paid for interest	$186	$719
Cash paid for taxes	$2,416	$657
Non-cash investing and financing activities
Balance of property and equipment in accounts payable and accrued expenses	$1,078	$4,801
Share-based compensation capitalized in internal-use software development costs	$562	$850
Share-based compensation capitalized in deferred costs	$616	$404
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
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K, for the year ended December 31, 2020, filed with the SEC on February 12, 2021. There have been no changes to our significant accounting policies described in the Annual Report on Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes.
The consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly our financial position, results of operations, comprehensive loss, stockholders’ equity, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2021.
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

The effects of the COVID-19 pandemic continue to generate higher levels of judgment related to our estimates and assumptions concerning variable consideration for revenue recognition, the estimate of credit losses for accounts receivable, and the valuation of strategic investments. For example, the uncertainty around our customers who have faced continued cash flow pressure and decreased demand for their products and services has had a variable impact on our revenue from variable consideration and the allowance for credit losses.

As of the date of issuance of the financial statements, we are not aware of any material specific events or circumstances that would require us to update our estimates, judgments, or to revise the carrying values of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.
Concentrations of Risk
As of March 31, 2021 and December 31, 2020, no customers represented 10% or greater of our total accounts receivable balance. There were no customers that individually exceeded 10% of our revenue during the three months ended March 31, 2021 or 2020.
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

Note 2. Financial Instruments

Investments
The following tables present information about our financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurement at March 31, 2021
	Level 1	Level 2	Total
Description
U.S. Treasury securities	$—	$445,563	$445,563
Corporate bonds	—	387,069	387,069
Money market funds	220,842	—	220,842
Asset-backed securities	—	107,239	107,239
Agency securities	—	95,543	95,543
Commercial paper	—	22,474	22,474
Certificates of deposit and time deposits	—	10,357	10,357
Total	$220,842	$1,068,245	$1,289,087
Included in cash and cash equivalents			$227,809
Included in marketable securities			$1,061,278

	Fair Value Measurement at December 31, 2020
	Level 1	Level 2	Total
Description
U.S. Treasury securities	$—	$431,087	$431,087
Corporate bonds	—	366,638	366,638
Money market funds	162,156	—	162,156
Asset-backed securities	—	101,239	101,239
Agency securities	—	80,394	80,394
Commercial paper	—	36,954	36,954
Certificates of deposit and time deposits	—	10,657	10,657
Total	$162,156	$1,026,969	$1,189,125
Included in cash and cash equivalents			$194,854
Included in marketable securities			$994,271

As of March 31, 2021 and December 31, 2020, there were no securities within Level 3 of the fair value hierarchy. There were no transfers between fair value measurement levels during the three months ended March 31, 2021 or 2020.
As of March 31, 2021, gross unrealized gains and losses for marketable securities were $4 million and not material respectively. The aggregate amortized cost basis for cash equivalents and marketable securities was $1,285 million and excludes accrued interest of $3 million. The aggregate fair value of securities with unrealized losses was $230 million.
As of December 31, 2020, gross unrealized gains and losses for marketable securities were $6 million and not material, respectively. The aggregate amortized cost basis for cash equivalents and marketable securities was $1,183 million and excludes accrued interest of $3 million. The aggregate fair value of securities with unrealized losses was $107 million.
As of March 31, 2021 and December 31, 2020, there were no securities that were in an unrealized loss position for more than twelve months. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period. We intend to hold our marketable securities to maturity and it is unlikely that they would be sold before their cost bases are recovered.
The following table classifies our marketable securities by contractual maturity (in thousands):

	March 31, 2021	December 31, 2020
Due in one year or less	$575,993	$565,593
Due after one year and within five years	485,285	428,678
Total	$1,061,278	$994,271

As of March 31, 2021 and December 31, 2020, the balance of strategic investments without readily determinable fair values was $11 million. There have been no adjustments to the carrying values of strategic investments resulting from impairments or observable price changes.
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
We include time value related to our cash flow hedges for effectiveness testing purposes and the entire change in the unrecognized value of our hedge contracts is recorded in accumulated other comprehensive income (loss), or AOCI. As of March 31, 2021, the balance of AOCI included an unrecognized net loss of $4 million related to the changes in the fair value of foreign currency forward contracts designated as cash flow hedges. We expect to reclassify a net loss of $4 million into earnings over the next 12 months associated with our cash flow hedges.
The following tables present information about our derivative instruments on our consolidated balance sheets (in thousands):

	March 31, 2021
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$4,423	Accrued liabilities	$6,759
Total		$4,423		$6,759

	December 31, 2020
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$7,922	Accrued liabilities	$5,768
Total		$7,922		$5,768

Our foreign currency forward contracts had a total notional value of $396 million and $345 million as of March 31, 2021 and December 31, 2020, respectively. We have a master netting arrangement with each of our counterparties, which permit net settlement of multiple, separate derivative contracts with a single payment. We do not have collateral requirements with any of our counterparties. GAAP permits companies to present the fair value of derivative instruments on a net basis according to master netting arrangements. We have elected to present our derivative instruments on a gross basis in our consolidated financial statements. We do not enter into any derivative contracts for trading or speculative purposes. All derivatives have been designated as hedging instruments.
The following table presents information about our foreign currency forward contracts on our consolidated statements of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended March 31,
Classification	2021	2020
Revenue	$(708)	$397
Cost of revenue	490	(321)
Research and development	515	(281)
Sales and marketing	1,029	(562)
General and administrative	417	(174)
Total	$1,743	$(941)
The loss recognized in AOCI related to foreign currency forward contracts was $4 million and $8 million for the three months ended March 31, 2021 and 2020, respectively.

The cash flow effects related to foreign currency forward contracts are included within operating activities on our consolidated statements of cash flows.
Convertible Senior Notes
As of March 31, 2021, the fair values of our 0.25% convertible senior notes due 2023 and our 0.625% convertible senior notes due 2025 were $316 million and $1,600 million, respectively. We estimate the fair value of our convertible senior notes based on their last traded prices or market observable inputs, resulting in a Level 2 classification in the fair value hierarchy. Based on the closing price of our common stock of $132.62 on the last trading day of the quarter, the if-converted values of the 2023 and 2025 convertible senior notes exceeded the remaining principal amounts by $165 million and $252 million, respectively, as of March 31, 2021.

Note 3. Costs to Obtain Customer Contracts
The balance of deferred costs to obtain customer contracts was $111 million and $105 million as of March 31, 2021 and December 31, 2020, respectively. Amortization expense for deferred costs was $15 million and $10 million for the three months ended March 31, 2021 and 2020, respectively. There were no impairment losses related to deferred costs for the periods presented.

Note 4. Property and Equipment
Property and equipment, net consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Leasehold improvements	$91,242	$91,205
Capitalized internal-use software	53,904	48,730
Computer equipment and licensed software and patents	32,543	30,725
Furniture and fixtures	13,890	13,759
Construction in progress	13,297	13,222
Total	204,876	197,641
Less: accumulated depreciation and amortization	(110,265)	(103,433)
Property and equipment, net	$94,611	$94,208

Depreciation expense was $6 million and $7 million for the three months ended March 31, 2021 and 2020, respectively.
Amortization expense of capitalized internal-use software was $2 million for each of the three months ended March 31, 2021 and 2020. The carrying values of capitalized internal-use software as of March 31, 2021 and December 31, 2020 were $35 million and $32 million, respectively, including $12 million and $13 million in construction in progress, respectively.

Note 5. Leases
The following tables present information about leases on our consolidated balance sheets (in thousands):

	March 31, 2021	December 31, 2020
Assets
Lease right-of-use assets	$80,963	$84,013
Liabilities
Lease liabilities	24,734	23,533
Lease liabilities, noncurrent	78,141	85,275

As of March 31, 2021, the weighted average remaining lease term was 5.8 years and the weighted average discount rate was 4.7%.

The following table presents information about leases on our consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease expense	$5,622	$6,343
Short-term lease expense	128	185
Variable lease expense	1,218	1,543
Sublease income	(440)	(464)

The following table presents supplemental cash flow information about our leases (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$6,953	$9,552
Operating lease assets obtained in exchange for new lease liabilities	1,397	11,316

In the fourth quarter of 2020, we determined that we would no longer occupy the leased premises located at 1019 Market Street and 988 Market Street, San Francisco, California 94103 and recorded an aggregate impairment charge of $15 million related to lease right-of-use assets and leasehold improvements. In April 2021, we executed a termination agreement for the leased premises located at 1019 Market Street, which includes a termination payment of $7 million to be paid in the second quarter of 2021.

Note 6. Goodwill and Acquired Intangible Assets
Acquired intangible assets subject to amortization consist of the following (in thousands):

	As of March 31, 2021
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
				(In years)
Developed technology	$30,200	$(13,539)	$16,661	3.8
Customer relationships	14,710	(6,718)	7,992	3.8
Backlog	3,200	(3,158)	42	0.1
	$48,110	$(23,415)	$24,695

	As of December 31, 2020
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
				(In years)
Developed technology	$30,200	$(12,445)	$17,755	4.1
Customer relationships	14,710	(6,076)	8,634	4.0
Backlog	3,200	(3,033)	167	0.3
	$48,110	$(21,554)	$26,556

Amortization expense of acquired intangible assets was $2 million and $3 million for the three months ended March 31, 2021 and 2020, respectively.
Estimated future amortization expense as of March 31, 2021 is as follows (in thousands):

Remainder of 2021	$5,272
2022	6,942
2023	6,247
2024	4,615
2025	972
Thereafter	647
$24,695

As of March 31, 2021 and December 31, 2020, the carrying amount of goodwill was $170 million. There was no change to the carrying amount of goodwill for the three months ended March 31, 2021.

Note 7. Convertible Senior Notes

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

During the three months ended March 31, 2021, the conditions allowing holders of the 2025 Notes to convert were not met.

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

In accounting for the transaction, the 2025 Notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The fair value of the liability component was estimated by calculating the present value of expected cash flows using an interest rate that reflects our incremental borrowing rate, with an estimated adjustment for our credit standing on nonconvertible debt with similar maturity. The carrying amount of the equity component representing the conversion option was $220 million and was determined by deducting the fair value of the liability component from the par value of the 2025 Notes. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the contractual term of the 2025 Notes at an effective interest rate of 5.00%.

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

The net carrying amount of the liability component of the 2025 Notes is as follows (in thousands):

	March 31, 2021	December 31, 2020
Principal	$1,150,000	$1,150,000
Unamortized Debt Discount	(188,828)	(198,857)
Unamortized issuance costs	(14,870)	(15,567)
Net carrying amount	$946,302	$935,576

The net carrying amount of the equity component of the 2025 Notes is as follows (in thousands):

	March 31, 2021	December 31, 2020
Debt Discount for Conversion Option	$220,061	$220,061
Issuance costs	(4,035)	(4,035)
Net carrying amount	$216,026	$216,026

The interest expense related to the 2025 Notes is as follows (in thousands):

Three Months Ended March 31,
2021
Contractual interest expense	$1,797
Amortization of Debt Discount	10,029
Amortization of issuance costs	697
Total interest expense	$12,523

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

In connection with the offering of the 2025 Notes, we used $618 million of the net proceeds from the offering of the 2025 Notes to repurchase $426 million aggregate principal amount of the 2023 Notes in cash through individual privately negotiated transactions (the “2023 Notes Partial Repurchase”). Of the $618 million consideration, $393 million and $225 million were allocated to the debt and equity components on our consolidated balance sheets, respectively, utilizing an effective interest rate to determine the fair value of the liability component. The fair value of the liability component is estimated by calculating the present value of expected cash flows using an interest rate that reflects our incremental borrowing rate, with an estimated adjustment for our credit standing on nonconvertible debt with similar maturity. As of the repurchase date, the carrying value of the 2023 Notes subject to the 2023 Notes Partial Repurchase, net of unamortized debt discount and issuance costs, was $367 million. The 2023 Notes Partial Repurchase resulted in a $26 million loss on early debt extinguishment. Additionally, $39 million of the total consideration was related to repayment of the debt discount and reflected as a cash outflow from operating activities. As of March 31, 2021, $149 million of principal remains outstanding on the 2023 Notes.

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

During the three months ended March 31, 2021, the conditions allowing holders of the 2023 Notes to convert were met. The 2023 Notes are therefore convertible during the three months ending June 30, 2021, and are classified as a current liability as of March 31, 2021. To date, we have received one request for conversion for an immaterial amount of 2023 Notes.

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

The net carrying amount of the liability component of the 2023 Notes is as follows (in thousands):

	March 31, 2021	December 31, 2020
Principal	$149,194	$149,194
Unamortized Debt Discount	(13,738)	(15,394)
Unamortized issuance costs	(1,269)	(1,412)
Net carrying amount	$134,187	$132,388

The net carrying amount of the equity component of the 2023 Notes is as follows (in thousands):

	March 31, 2021	December 31, 2020
Debt Discount for Conversion Option	$32,427	$32,427
Issuance costs	(765)	(765)
Net carrying amount	$31,662	$31,662

The interest expense related to the 2023 Notes is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Contractual interest expense	$93	$359
Amortization of Debt Discount	1,656	6,057
Amortization of issuance costs	143	492
Total interest expense	$1,892	$6,908

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

In June 2020, and in connection with the 2023 Notes Partial Repurchase, we terminated the 2023 Capped Calls corresponding to approximately 6.7 million shares for cash proceeds of $83 million. The proceeds were recorded as an increase to additional paid-in capital in the consolidated balance sheets. As of March 31, 2021, there remains outstanding 2023 Capped Calls giving the Company the option to purchase approximately 2.4 million shares (subject to adjustment).

The net impact to our stockholders’ equity, included in additional paid-in capital, of the above components of the 2023 Notes is as follows (in thousands):

At Issuance
Conversion Option	$124,976
Purchase of Capped Calls	(63,940)
Issuance Costs	(2,948)
Net deferred tax liability	(13,784)
Total	$44,304

Note 8. Commitments and Contingencies
Commitments
Except as discussed below, there were no material changes in our commitments under contractual obligations as disclosed in our audited consolidated financial statements for the year ended December 31, 2020.

In April 2021, we renewed an agreement with a cloud services provider for which we have a total obligation of $64 million over a three-year period.
Litigation and Loss Contingencies
We accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. These estimates are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter.

On October 24, 2019 and November 7, 2019, purported stockholders of the Company filed two putative class action complaints in the United States District Court for the Northern District of California, entitled Charles Reidinger v. Zendesk, Inc., et al., 3:19-cv-06968-CRB and Ho v. Zendesk, Inc., et al., No. 3:19-cv-07361-WHA, respectively, against the Company and certain of the Company’s executive officers. The complaints are nearly identical and allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Zendesk, Inc. common stock between February 6, 2019 and October 1, 2019, inclusive. The claims are based upon allegations that the defendants misrepresented and/or omitted material information in certain of our prior public filings. To this point, no discovery has occurred in these cases. The court has appointed a lead plaintiff and consolidated the various lawsuits into a single action (Case No. 3:19-cv-06968-CRB), and the lead plaintiff filed its amended complaint on April 14, 2020 asserting the same alleged violations of securities laws as the initial complaints. On June 29, 2020, Zendesk and the executive officer defendants moved to dismiss the amended complaint. On November 9, 2020, the court granted Zendesk's motion to dismiss and granted plaintiff leave to amend its complaint. On January 8, 2021, plaintiff filed its second amended complaint and on January 22, 2021, Zendesk and the executive officer defendants moved to dismiss the second amended complaint. On March 2, 2021, the court granted Zendesk's motion to dismiss the second amended complaint. On March 23, 2021, judgment was entered in favor of Zendesk and the executive officer defendants. On April 20, 2021, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit.

On June 2, 2020, a purported stockholder of the Company filed a derivative complaint in the United States District Court for the Northern District of California, entitled Anderson v. Svane, et al., 3:20-cv-03671, against certain of the Company’s executive officers and directors. The derivative complaint alleges breaches of fiduciary duty against all defendants, and an insider trading claim and violations of Section 10(b) of the Securities Exchange Act of 1934 against the officer defendants, purportedly on behalf of the Company itself. The claims are based on nearly identical allegations as the two putative class action complaints described above, namely that the defendants misrepresented and/or omitted material information in certain of our prior public filings. On July 27, 2020, the court ordered the derivative action related to the class action. The derivative action had been stayed pending resolution of the class action. That stay was automatically lifted on March 23, 2021. Zendesk and the other defendants have until June 21, 2021 to respond to the complaint.

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

Note 9. Common Stock and Stockholders’ Equity
Common Stock
As of March 31, 2021 and December 31, 2020, there were 400 million shares of common stock authorized for issuance with a par value of $0.01 per share and 118.4 million and 117.5 million shares were issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.
Preferred Stock

As of March 31, 2021 and December 31, 2020, there were 10 million shares of preferred stock authorized for issuance with a par value of $0.01 per share and no shares of preferred stock were issued or outstanding.
Employee Equity Plans
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan, or ESPP, eligible employees are granted options to purchase shares of our common stock through payroll deductions. The ESPP provides for 18-month offering periods, which include three six-month purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of the offering period or the fair market value of our common stock at the end of the purchase period. During the three months ended March 31, 2021 and March 31, 2020, no shares of common stock were purchased under the ESPP. Pursuant to the terms of the ESPP, the number of shares reserved under the ESPP increased by 1.2 million shares on January 1, 2021. As of March 31, 2021, 6.0 million shares of common stock were available for issuance under the ESPP.
Stock Option and Grant Plans
Our board of directors adopted the 2009 Stock Option and Grant Plan, or the 2009 Plan, in July 2009. The 2009 Plan was terminated in connection with our initial public offering in May 2014, and accordingly, no shares are available for issuance under this plan. The 2009 Plan continues to govern outstanding awards granted thereunder.
Our 2014 Stock Option and Incentive Plan, or the 2014 Plan, serves as the successor to our 2009 Plan. Pursuant to the terms of the 2014 Plan, the number of shares reserved for issuance under the 2014 Plan increased by 5.9 million shares on January 1, 2021. As of March 31, 2021, we had 19.2 million shares of common stock available for future grants under the 2014 Plan.
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
A summary of restricted stock unit (“RSU”) activity for the three months ended March 31, 2021 is as follows (in thousands, except per share information):

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested — January 1, 2021	5,141	$75.93
Granted	1,081	146.79
Vested	(624)	59.72
Forfeited or canceled	(228)	77.55
Unvested — March 31, 2021	5,370	$92.00

The total fair value of RSUs vested during the three months ended March 31, 2021 and 2020 was $91 million and $55 million, respectively. The fair value of RSUs vested represents market value on the vesting date.
A summary of stock option activity for the three months ended March 31, 2021 is as follows (in thousands, except per share information):

	Stock Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding — January 1, 2021	4,235	$31.42	5.2	$473,358
Granted	276	154.05
Exercised	(208)	18.91
Forfeited or canceled	(13)	123.26
Outstanding — March 31, 2021	4,290	$39.65	5.3	$405,061

The aggregate intrinsic value for options outstanding represents the difference between the closing market price of our common stock on the last trading day of the reporting period and the exercise price of outstanding, in-the-money options.

The total intrinsic value of stock options exercised during the three months ended March 31, 2021 and 2020 was $26 million and $10 million, respectively. The intrinsic value for options exercised represents the difference between the exercise price and the market value on the date of exercise. The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2021 and 2020 was $54.55 and $31.63, respectively.
As of March 31, 2021, we had a total of $509 million in future expense related to all equity awards to be recognized over a weighted average period of 2.9 years.
Performance Restricted Stock Units
In 2018, performance-based restricted stock units, or PRSUs, representing 0.2 million shares of common stock were granted in connection with the acquisition of FutureSimple Inc. The PRSUs vested in four semi-annual tranches through March 2021 and were subject to service and performance conditions. For each of the three months ended March 31, 2021 and March 31, 2020, we recorded $1 million of share-based compensation expense related to the PRSUs. For the three months ended March 31, 2021 and March 31, 2020, 37 thousand and 26 thousand PRSUs were vested, respectively.

Note 10. Deferred Revenue and Performance Obligations
The changes in the balances of deferred revenue are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$383,358	$323,962
Billings	311,212	216,856
Subscription and services revenue	(282,839)	(224,059)
Other revenue*	(15,209)	(13,416)
Balance, end of period	$396,522	$303,343
*Other revenue primarily includes implementation and training services, Talk usage, and amounts from contract assets.
For the three months ended March 31, 2021 and 2020, the majority of revenue recognized was from the deferred revenue balances at the beginning of each period.
The aggregate balance of remaining performance obligations as of March 31, 2021 was $1,002 million. We expect to recognize $680 million of the balance as revenue in the next 12 months and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized, including contracted revenue from renewals, and does not include contract amounts which are cancellable by the customer and amounts associated with optional renewal periods.

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
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Net loss	$(48,965)	$(42,783)
Weighted-average shares used to compute basic and diluted net loss per share	117,912	113,538
Net loss per share, basic and diluted	$(0.42)	$(0.38)

The anti-dilutive securities excluded from the shares used to calculate diluted net loss per share are as follows (in thousands):

	As of March 31,
	2021	2020
Shares subject to outstanding common stock options and employee stock purchase plan	4,601	5,429
Restricted stock units	5,370	5,846
Shares related to convertible senior notes	3,871	1,749
	13,842	13,024

The shares related to convertible senior notes in the table above are calculated based on the average market price of our common stock for the three months ended March 31, 2021 and 2020, respectively.

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

Note 12. Income Taxes
We reported income tax expense of $2 million for each of the three months ended March 31, 2021 and March 31, 2020, The effective tax rate for each period differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for U.S. losses due to having a full valuation allowance against U.S. deferred tax assets.

Note 13. Geographic Information
Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.
Revenue
The following table presents our revenue by geographic area, as determined based on the billing address of our customers (in thousands):

	Three Months Ended March 31,
	2021	2020
United States	$152,824	$124,037
EMEA	86,417	67,919
APAC	31,130	25,575
Other	27,677	19,944
Total	$298,048	$237,475
Long-Lived Assets
The following table presents our long-lived assets by geographic area (in thousands):

	As of March 31, 2021	As of December 31, 2020
United States	$72,330	$76,383
EMEA:
Republic of Ireland	36,974	38,010
Other EMEA	5,743	5,784
Total EMEA	42,717	43,794
APAC:
Singapore	17,942	19,560
Other APAC	7,138	6,466
Total APAC	25,080	26,026
Other	465	344
Total	$140,592	$146,547

The table above includes property and equipment and lease right-of-use assets and excludes capitalized internal-use software and intangible assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 12, 2021. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, impacts on our business and general economic conditions due to the current COVID-19 pandemic, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.
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
We believe in developing solutions that serve organizations of all sizes and across all industries. Our flagship product solution, Zendesk Support, provides organizations with the ability to track, prioritize, and solve customer support tickets across multiple channels, bringing customer information and interactions into one place. Our other widely available product solutions integrate with Support and include Zendesk Chat, Zendesk Talk, and Zendesk Guide. Chat is live chat software that provides a fast and responsive way for organizations to connect with their customers. Talk is cloud-based call center software that facilitates personal and productive phone support conversations between organizations and their customers. Guide is a self-service destination that organizations can use to provide articles, interactive forums, and a community that help an organization’s customers help themselves. For a service solution which provides Support, Chat, Talk, Guide, Gather, Explore, and Sunshine together, we offer the Zendesk Suite.
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
For the three months ended March 31, 2021 and 2020, our revenue was $298 million and $237 million, respectively, representing a 26% growth rate. For the three months ended March 31, 2021 and 2020, we derived $145 million, or 49%, and $113 million, or 48%, respectively, of our revenue from customers located outside of the United States. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. For the three months ended March 31, 2021 and 2020, we generated net losses of $49 million and $43 million, respectively.

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

COVID-19 Update

We are continuing to ascertain the long-term impact of the COVID-19 pandemic on our business. The full effect on our results of operations in future quarters is uncertain, but in the near to intermediate term, we expect our financial performance to continue to be impacted by the economic crisis arising from COVID-19. We continue to focus on supporting our employees, customers, and community. Our business continuity plans have continued to focus on the health and safety of our employees while continuing to drive innovation in customer experience solutions for our customers.

Since the advent of the COVID-19 pandemic, we continue to monitor and identify the major impacts of the COVID-19 pandemic, and as of the date of this filing, major impacts continue to include:

•Changing customer needs. As commercial, personal, and social spheres continue to increasingly rely on online interactions and experiences worldwide, some of our customers’ businesses have seen increased activity or have begun to use our solutions in novel ways. Conversely, due to cash flow pressures on organizations worldwide, we expect to continue to see the COVID-19 pandemic impact our ability to attract and retain organizations in industries where we may have historically had more success. The economic pressures affecting our customers and the resulting effects have and will continue to have an effect on our operating results. We are continuing to understand the long-term net effect and anticipated future magnitude of the various factors introduced by the COVID-19 pandemic on our results for future periods.

In light of the need for organizations worldwide to assess an increasing reliance on online interactions resulting from the COVID-19 pandemic, we believe that our product and platform solutions will continue to play an increasingly essential role in customer experience for both current and potential customers. As some of our customers demonstrate a greater need to deploy customer experience solutions quickly and for new use cases, we believe in continuing our focus on providing solutions that are easy to implement, use, and scale, and have a quick time to value, particularly through our new Zendesk Suite offering launched in the quarter ended March 31, 2021.

•Employee health and safety. The majority of our employees continue to work remotely in order to minimize the spread of COVID-19 among our employee base and to comply with local regulations within the United States and internationally. We have invested resources in supporting our employees in a shift to remote work, including providing supplemental home office hardware, increasing the cadence of company-wide communications, improving the frequency and effectiveness of employee feedback, and analyzing current and future real estate needs. While we have not observed significant impacts to the productivity of our workforce, we continue to have a limited history of remote working and the long-term impact on, and the resulting types of continuing investments necessary for, our employee base.

We may continue to experience curtailed customer demand for our solutions that could materially adversely impact our business, results of operations, and overall financial performance in future periods. Because we primarily have a subscription-based business model which generally results in recognition of revenue in subsequent periods originating from customer contracts executed in prior periods, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. See the “Risk Factors” section for further discussion of the possible impact of the COVID-19 pandemic on our business.
Key Business Metrics
We review a number of operating metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
Logos. Our number of logos is a consolidation of paid customer accounts across our solutions, exclusive of our legacy Starter plan, free trials, or other free services, as of the end of the period. We calculate our logo number by consolidating paid customer accounts that share common corporate information as a single organization or customer may have multiple paid customer accounts across our solutions to service separate subsidiaries, divisions, or work processes. As of March 31, 2021, we had 112,900 logos. We do not consolidate paid customer accounts associated with reseller and other similar channel arrangements, to the extent that we can determine that the underlying customers do not share common corporate information.
Dollar-Based Net Expansion Rate.  Our ability to generate revenue is dependent upon our ability to maintain our relationships with our customers and to increase their utilization of our solutions. We believe we can achieve this by focusing on delivering value and functionality that retains our existing customers, expands the number of authorized agents associated with an existing paid customer account, and results in upgrades to higher-priced subscription plans and the purchase of additional products. Maintaining customer relationships allows us to sustain and increase revenue to the extent customers maintain or increase the number of authorized agents licensed to use our products. We assess our performance in this area by measuring our dollar-based net expansion rate. Our dollar-based net expansion rate provides a measurement of our ability to increase revenue across our existing customer base through expansion of authorized agents associated with a paid customer account, upgrades in subscription plans, and the purchase of additional products as offset by contraction and churn in authorized agents associated with a paid customer account, and downgrades in subscription plans. We do not currently incorporate operating metrics associated with our legacy analytics product, our legacy Outbound product, our legacy Starter plan, our Sell product, Sunshine Conversations, our legacy Smooch product, free trials, or other free services into our measurement of dollar-based net expansion rate.
Our dollar-based net expansion rate is based upon our annual recurring revenue for a set of paid customer accounts on our products. Annual recurring revenue is determined by multiplying monthly recurring revenue by 12. Monthly recurring revenue for a paid customer account is a legal and contractual determination made by assessing the contractual terms of each paid customer account, as of the date of determination, as to the revenue we expect to generate in the next monthly period for that paid customer account, assuming no changes to the subscription and without taking into account any usage above the subscription base, if any, that may be applicable to such subscription. Beginning with the three months ended June 30, 2019, we excluded the impact of revenue that we expect to generate from fixed-term contracts that are each associated with an existing account, are solely for additional temporary agents, and are not contemplated to last for the duration of the primary contract for the existing account from our determination of monthly recurring revenue. Monthly recurring revenue is not determined by reference to historical revenue, deferred revenue, or any other United States generally accepted accounting principles, or GAAP, financial measure over any period. It is forward-looking and contractually derived as of the date of determination. Beginning with the three months ended March 31, 2021, we excluded the impact of accounts that are free-trial accounts that did not result in paid subscriptions, and temporary coupons, such as one-time discounts that were applied to customer accounts due to the COVID-19 pandemic, from our annual recurring revenue.

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
Our dollar-based net expansion rate was 114% as of March 31, 2021. We expect that, among other factors, our continued focus on adding larger paid customer accounts at the time of addition and the growth in our revenue will result in an overall decline in our dollar-based net expansion rate over time as our aggregate annual recurring revenue grows. Given the uncertainty of the economic conditions arising from the impact of the COVID-19 pandemic, in the near term, we expect that we may have a dollar-based net expansion rate that falls below historical trends.
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
Cost of Revenue, Gross Margin, and Operating Expenses
Cost of Revenue. Cost of revenue consists primarily of personnel costs (primarily including salaries, share-based compensation, and benefits) for employees associated with our infrastructure, product support, and professional service organizations, and expenses for hosting capabilities, primarily for third-party managed hosting services located in North America, Europe, Asia and Australia. Cost of revenue also includes third-party license fees, payment processing fees, amortization expense associated with acquired intangible assets, amortization expense associated with capitalized internal-use software, and allocated shared costs. We allocate shared costs such as facilities, information technology, and security costs to all departments based on headcount. As such, allocated shared costs are reflected in cost of revenue and each operating expense category.
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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue	$298,048	$237,475
Cost of revenue (1)	60,894	59,702
Gross profit	237,154	177,773
Operating expenses (1):
Research and development	73,783	60,421
Sales and marketing	157,518	124,310
General and administrative	43,133	34,326
Total operating expenses	274,434	219,057
Operating loss	(37,280)	(41,284)
Other income (expense), net:
Interest expense	(14,415)	(6,887)
Interest and other income (expense), net	5,084	6,904
Total other income (expense), net	(9,331)	17
Loss before provision for income taxes	(46,611)	(41,267)
Provision for income taxes	2,354	1,516
Net loss	$(48,965)	$(42,783)
______________
(1) Includes share-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$4,486	$5,059
Research and development	15,673	12,626
Sales and marketing	23,232	16,559
General and administrative	8,983	7,838

	Three Months Ended March 31,
	2021	2020
Revenue	100.0%	100.0%
Cost of revenue (1)	20.4	25.1
Gross profit	79.6	74.9
Operating expenses (1):
Research and development	24.8	25.4
Sales and marketing	52.8	52.3
General and administrative	14.5	14.5
Total operating expenses	92.1	92.2
Operating loss	(12.5)	(17.3)
Other income (expense), net:
Interest expense	(4.8)	(2.9)
Interest and other income (expense), net	1.7	2.9
Total other income (expense), net	(3.1)	—
Loss before provision for income taxes	(15.6)	(17.3)
Provision for income taxes	0.8	0.6
Net loss	(16.4)%	(17.9)%
______________
(1) Includes share-based compensation expense as follows:

	Three Months Ended March 31,
	2021	2020
Cost of revenue	1.5%	2.1%
Research and development	5.3	5.3
Sales and marketing	7.8	7.0
General and administrative	3.0	3.3
Revenue

	Three Months Ended March 31,
	2021	2020	% Change
	(In thousands, except percentages)
Revenue	$298,048	$237,475	26%
Revenue increased $61 million, or 26% in the three months ended March 31, 2021 compared to the same period in 2020. The total increase in revenue was primarily attributable to expansions from existing accounts as of March 31, 2020 and the remainder was attributable to revenue from new accounts acquired thereafter.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2021	2020	% Change
	(In thousands, except percentages)
Cost of revenue	$60,894	$59,702	2%
Gross margin	79.6%	74.9%
Cost of revenue increased $1 million, or 2% in the three months ended March 31, 2021 compared to the same period in 2020. The overall increase was primarily due to increased hosting and related costs of $3 million and increased third-party license fees of $2 million, driven by increased customer usage. The overall increase was partially offset by a decrease in employee compensation-related costs of $2 million due to optimization of our personnel costs in our product support organization, and a decrease in amortization expense from fully amortized acquired intangible assets of $1 million. The overall increase was also partially offset by a decrease in allocated shared costs of $1 million.
Our gross margin increased by 4.7 percentage points in the three months ended March 31, 2021 compared to the same period in 2020, driven primarily by increased optimization of personnel costs in our product support organization and efficiency from our hosting infrastructure.
Operating Expenses
Research and Development Expenses

	Three Months Ended March 31,
	2021	2020	% Change
	(In thousands, except percentages)
Research and development	$73,783	$60,421	22%
Research and development expenses increased $13 million, or 22%, in the three months ended March 31, 2021 compared to the same period in 2020. The overall increase was primarily due to increased employee compensation-related costs of $14 million, driven by headcount growth and incentive compensation, partially offset by decreased travel costs due to the COVID-19 pandemic.
Sales and Marketing Expenses

	Three Months Ended March 31,
	2021	2020	% Change
	(In thousands, except percentages)
Sales and marketing	$157,518	$124,310	27%
Sales and marketing expenses increased $33 million, or 27%, in the three months ended March 31, 2021 compared to the same period in 2020. The overall increase was primarily due to increased employee compensation-related costs, including amortization of deferred commissions, of $28 million driven by headcount growth and increased utilization of our product support organization. The increase was also driven by higher allocated shared costs of $3 million.
General and Administrative Expenses

	Three Months Ended March 31,
	2021	2020	% Change
	(In thousands, except percentages)
General and administrative	$43,133	$34,326	26%
General and administrative expenses increased $9 million, or 26%, in the three months ended March 31, 2021 compared to the same period in 2020. The overall increase was primarily due to increased employee compensation-related costs of $6 million due to headcount growth and incentive compensation. The overall increase was also driven by increased expense of $1 million for the allowance for credit losses, primarily driven by growth in the balance of accounts receivable.
Other Income (Expense), Net

	Three Months Ended March 31,
	2021	2020	% Change
	(In thousands, except percentages)
Interest expense	$(14,415)	$(6,887)	109%
Interest and other income (expense), net	5,084	6,904	(26)%
Interest expense increased by $8 million in the three months ended March 31, 2021 compared to the same period in 2020, primarily due to the issuance of the 2025 Notes. Interest and other income (expense), net decreased by $2 million in the three months ended March 31, 2021 compared to the same period in 2020, primarily due to a decrease in interest rates.
Liquidity and Capital Resources
As of March 31, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.4 billion, which were held for working capital and general corporate purposes. Our cash equivalents and marketable securities are comprised of U.S. Treasury securities, corporate bonds, money market funds, asset-backed securities, agency securities, commercial paper, certificates of deposit, and time deposits.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$33,595	$(2,609)
Net cash used in investing activities	(77,676)	(6,911)
Net cash provided by financing activities	16,315	12,219

To date, we have financed our operations primarily through customer payments for subscription services, the issuance of our convertible senior notes, and public and private equity financings. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, including timing of cash collections from our customers, and other risks detailed in the “Risk Factors” section. However, based on our current business plan and revenue prospects, we believe that our existing cash, cash equivalents, and marketable securities balances, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
In March 2018, we issued $575 million aggregate principal amount of 0.25% convertible senior notes due March 15, 2023 (refer to Note 7 of the Notes to our Condensed Consolidated Financial Statements for more information). As of the date of this filing, we have received one request for conversion for an immaterial amount. The 2023 Notes are convertible during the three months ending June 30, 2021.
In June 2020, we issued $1,150 million aggregate principal amount of 0.625% convertible senior notes due June 15, 2025 (refer to Note 7 of the Notes to our Condensed Consolidated Financial Statements for more information). In connection with the offering of the 2025 Notes, we used $618 million of the proceeds from the offering to repurchase a portion of the 2023 Notes, of which $39 million was related to repayment of the debt discount and was reflected as a cash outflow from operating activities. We also terminated a portion of our existing capped call in amounts corresponding to the principal of the 2023 Notes repurchased. The 2025 Notes are not convertible during the three months ending June 30, 2021.
We are in compliance with all covenants under both the 2023 Notes and the 2025 Notes as of March 31, 2021.
The impact of the 2023 Notes and the 2025 Notes on our liquidity will depend on whether we elect to settle any conversions in shares of our common stock or a combination of cash and shares. We currently intend to settle the principal amount of any converted convertible senior notes in cash.

Our future capital requirements will depend on many factors, including employee-related expenditures from expansion of our headcount, hosting costs to support the growth in our customer accounts and continued customer expansion, the timing and extent of spending to support product development efforts, the introduction of new and enhanced solutions, features, and functionality, the expansion of sales and marketing activities, and costs related to building out our leased office facilities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

Operating Activities
Our largest source of operating cash inflows is cash collections from our customers. Our primary uses of cash from operating activities are for employee-related expenditures, hosting costs, office facilities, and marketing programs.
Net cash provided by operating activities in the three months ended March 31, 2021 was $34 million, reflecting our net loss of $49 million, adjusted by non-cash charges including share-based compensation expense of $52 million, depreciation and amortization of $10 million, amortization of deferred costs of $15 million, amortization of debt discount and issuance costs of $13 million, and allowance for credit losses on accounts receivable of $3 million, partially offset by net changes in operating assets and liabilities of $9 million. The net outflow from changes in operating assets and liabilities was primarily attributable to an increase in deferred costs of $21 million, primarily including sales commissions, and a decrease in accrued compensation and benefits of $20 million, partially offset by an increase in deferred revenue of $13 million, a decrease in accounts receivable of $16 million due to timing of customer billings and collections, and an increase in accounts payable of $6 million due to timing of payments.
Net cash used in operating activities in the three months ended March 31, 2020 was $3 million, reflecting our net loss of $43 million, adjusted by non-cash charges including share-based compensation expense of $42 million, depreciation and amortization of $11 million, amortization of deferred costs of $10 million, amortization of debt discount and issuance costs of $7 million, allowance for credit losses on accounts receivable of $2 million, and net changes in operating assets and liabilities of $32 million. The net outflow from changes in operating assets and liabilities was primarily attributable to a decrease in deferred revenue of $21 million, driven by the amount and timing of bookings, and a change in our billing policy to invoice customers on the renewal date rather than 30 days in advance, effective in the first quarter of 2020. The net outflow was also due to an increase in deferred costs of $13 million, primarily including sales commissions, a decrease in accounts payable of $10 million due to timing of payments, and a decrease in accrued compensation and related benefits of $10 million. These cash outflows were partially offset by a decrease in accounts receivable of $26 million, driven by the same factors described above for deferred revenue, and a decrease in prepaid expenses and other current assets of $2 million.
Investing Activities
Net cash used in investing activities in the three months ended March 31, 2021 of $78 million was primarily attributable to purchases of marketable securities of $70 million, net of sales and maturities, purchases of property and equipment of $3 million, primarily for employee equipment, and capitalized internal-use software costs of $4 million related to the development of additional features and functionality for our platform.
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
Financing Activities
Net cash provided by financing activities in the three months ended March 31, 2021 of $16 million was primarily attributable to proceeds from our employee stock purchase plan of $15 million and proceeds from exercises of employee stock options of $4 million, partially offset by payments for withholding taxes related to net share settlement of RSUs of $3 million.
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
There were no changes to our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 12, 2021, that had a material impact on our condensed consolidated financial statements and related notes.
Recently Issued and Adopted Accounting Pronouncements
Refer to Note 1 of the Notes to our Condensed Consolidated Financial Statements for a summary of recently issued and adopted accounting pronouncements.
Contractual Obligations and Other Commitments
Our principal commitments consist of our convertible senior notes, obligations under operating leases for office space, and contractual commitments for third-party managed hosting and other support services. Except as discussed below, there were no material changes to our commitments under contractual obligations from those disclosed in our audited consolidated financial statements for the year ended December 31, 2020.
In April 2021, we renewed an agreement with a cloud services provider for which we have a total obligation of $64 million over a three-year period.

Off-Balance Sheet Arrangements
Through March 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Rate Risk
While we primarily transact with customers in the U.S. dollar, we also transact in foreign currencies, including the Euro, British Pound Sterling, Australian Dollar, Singapore Dollar, Danish Krone, Brazilian Real, Philippine Peso, Japanese Yen, Indian Rupee, Korean Won, Polish Zloty, Canadian Dollar, and Mexican Peso due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. dollar for all international subsidiaries. Changes in the value of foreign currencies relative to the U.S. dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. As of March 31, 2021, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and marketable securities.
We operate a hedging program to mitigate the impact of foreign currency fluctuations on our cash flows and earnings. For additional information, see Note 2 of the Notes to our Condensed Consolidated Financial Statements.
Interest Rate and Market Risk
We had cash, cash equivalents, and marketable securities totaling $1.4 billion as of March 31, 2021, of which $1.3 billion was invested in U.S. Treasury securities, corporate bonds, money market funds, asset-backed securities, agency securities, commercial paper, certificates of deposit, and time deposits. The cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. Our debt securities are classified as “available for sale.” When the fair value of the security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in our consolidated statement of operations. When the fair value of the security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in other comprehensive income (loss), and are recognized in our consolidated statement of operations only if we sell or intend to sell the security before recovery of its cost basis.
As of March 31, 2021, an immediate increase of 100-basis points in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $10 million. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
We had non-controlling equity investments in privately held companies totaling $11 million as of March 31, 2021. The fair value of these strategic investments may fluctuate depending on the financial condition and near-term prospects of these companies, and we may be required to record an impairment loss if the carrying value of these investments exceed their fair values.
In March 2018, we issued $575 million aggregate principal amount of 0.25% convertible senior notes due 2023. In June 2020, we issued $1,150 million aggregate principal amount of 0.625% convertible senior notes due 2025. In connection with the offering of the 2025 Notes, we used part of the proceeds from the offering to repurchase a portion of the 2023 Notes. The fair values of our convertible senior notes are subject to interest rate risk, market risk and other factors due to the conversion feature. The fair values of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair values of our convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. Additionally, we carry the convertible senior notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of March 31, 2021 and the estimated impact on the fair value of the convertible senior notes (in thousands). The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value of the convertible senior notes.

Hypothetical change in Zendesk stock price	2023 Notes fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$346,813	$30,770	9.7%
No change	$316,043	$—	—%
10% decrease	$285,657	$(30,386)	(9.6)%

Hypothetical change in Zendesk stock price	2025 Notes fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$1,714,512	$114,344	7.1%
No change	$1,600,168	$—	—%
10% decrease	$1,490,745	$(109,423)	(6.8)%

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On October 24, 2019 and November 7, 2019, purported stockholders of the Company filed two putative class action complaints in the United States District Court for the Northern District of California, entitled Charles Reidinger v. Zendesk, Inc., et al., 3:19-cv-06968-CRB and Ho v. Zendesk, Inc., et al., No. 3:19-cv-07361-WHA, respectively, against the Company and certain of the Company’s executive officers. The complaints are nearly identical and allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Zendesk, Inc. common stock between February 6, 2019 and October 1, 2019, inclusive. The claims are based upon allegations that the defendants misrepresented and/or omitted material information in certain of our prior public filings. To this point, no discovery has occurred in these cases. The court has appointed a lead plaintiff and consolidated the various lawsuits into a single action (Case No. 3:19-cv-06968-CRB), and the lead plaintiff filed its amended complaint on April 14, 2020 asserting the same alleged violations of securities laws as the initial complaints. On June 29, 2020, Zendesk and the executive officer defendants moved to dismiss the amended complaint. On November 9, 2020, the court granted Zendesk's motion to dismiss and granted plaintiff leave to amend its complaint. On January 8, 2021, plaintiff filed its second amended complaint and on January 22, 2021, Zendesk and the executive officer defendants moved to dismiss the second amended complaint. On March 2, 2021, the court granted Zendesk's motion to dismiss the second amended complaint. On March 23, 2021, judgment was entered in favor of Zendesk and the executive officer defendants. On April 20, 2021, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit.

On June 2, 2020, a purported stockholder of the Company filed a derivative complaint in the United States District Court for the Northern District of California, entitled Anderson v. Svane, et al., 3:20-cv-03671, against certain of the Company’s executive officers and directors. The derivative complaint alleges breaches of fiduciary duty against all defendants and an insider trading claim, and violations of Section 10(b) of the Securities Exchange Act of 1934 against the officer defendants, purportedly on behalf of the Company itself. The claims are based on nearly identical allegations as the two putative class action complaints described above, namely that the defendants misrepresented and/or omitted material information in certain of our prior public filings. On July 27, 2020, the court ordered the derivative action related to the class action. The derivative action had been stayed pending resolution of the class action. That stay was automatically lifted on March 23, 2021. Zendesk and the other defendants have until June 21, 2021 to respond to the complaint.

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

Risk Factors Summary
Our business is subject to a number of risks that may adversely affect our business, financial condition, results of operations, and cash flows. These risks are discussed more fully below and include, but are not limited to:
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
•selling to and developing our solutions for both large organizations and small to midsized organizations;
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
•maintaining compliance with export and import controls given our global business;
•our ability to secure additional financing on favorable terms to meet our future capital needs;
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
We derive, and expect to continue to derive, substantially all of our revenue and cash flows from sales of subscriptions to Support or from sales of subscriptions to offerings and solutions primarily resulting from an interest in Support, such as the Zendesk Suite. As such, the market acceptance of this product solution is critical to our success. Demand for our solutions is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our solutions by customers for existing and new use cases, the timing of development and release of new product and platform solutions, features, and functionality introduced by our competitors, and growth or contraction in our addressable market. We expect that an increasing focus on the customer experience and the growth of various communications channels will continue to impact the market for our software and blur distinctions between traditionally separate systems for customer support, customer engagement and retention software, messaging, sales force automation, and other customer relationship management product and platform solutions, enabling new competitors to emerge. If we are unable to meet customer demands to improve relationships between organizations and their customers through flexible solutions designed to address all these needs or otherwise achieve more widespread market acceptance of our solutions, our business, results of operations, financial condition, and growth prospects will be adversely affected. Conversely, if our focus on customer experience does not continue to increase relative to prior quarters, demand for our solutions will be negatively impacted.
If we are not able to develop enhancements to our product and platform solutions or introduce new solutions and services that achieve market acceptance and that keep pace with technological developments, our business would be harmed.
Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing solutions and to introduce new solutions. In order to grow our business, we must research and develop solutions and services that reflect the changing nature of the customer experience, and expand beyond customer service to other areas of improving relationships between organizations and their customers or potential customers. In order to retain our business, we must ensure that our existing solutions and services maintain the high level of reliability, security, and sophistication our customers will continue to expect. Those expectations will continue to evolve and the resources required to continue to maintain reliable and secure solutions and services, particularly as we increasingly rely on and sell offerings which incorporate multiple solutions such as the Zendesk Suite, will increase over time.
We have limited history in offering multiple product and platform solutions as part of a comprehensive customer experience solution to our customers. As we increase focus on the customer experience and increasingly seek to offer our solutions as part of a broader offering, we may discover challenges in creating a seamless, unified offering across our solutions that achieves market acceptance and grows our business. In each of the three months ended March 31, 2021 and 2020, our research and development expenses were 25% of our revenue. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our operating results may be harmed and we may not realize the expected benefits of our strategy.
The success of any enhancement to our solutions depends on several factors, including timely completion, adequate quality testing, service reliability, and market acceptance. Any new solution or service that we develop may not be introduced in a timely or cost-effective manner, may contain defects, or may not achieve the market acceptance necessary to generate sufficient revenue. If we are unable to successfully develop new solutions or services, integrate those solutions with our existing solutions, enhance our existing solutions to meet new customer requirements, or otherwise gain market acceptance, our business and operating results will be harmed. In particular, as we continue to manage operational costs, our long-term plans for the development of our products and services may be negatively impacted.
We may not be able to integrate new product and platform solutions into our infrastructure, which could negatively impact our future sales and results of operations.
Our business depends in part on our ability to build or acquire product and platform solutions that both complement our existing solutions and respond to our customers’ needs. Our customers also expect that new solutions will integrate with existing solutions that we currently offer. This expectation has increased especially with the launch of the Zendesk Suite, which packages multiple solutions into one offering. Our ability to successfully integrate newly developed or acquired solutions into a shared services infrastructure is unproven. Because we have a limited history in integrating newly developed or acquired solutions and the market for such solutions is rapidly evolving, it is difficult for us to predict our operating results following the integration of such solutions. If we are not able to fully integrate new solutions into our infrastructure and across multiple solutions, customer usage of our product may be disrupted, new demand for our solutions may be negatively affected if those disruptions are more broadly known, and retention of our current customers may be impacted.
If we fail to integrate our product and platform solutions with a variety of operating systems, software applications, and hardware that are developed by others, our solutions may become less marketable, less competitive, or obsolete, and our operating results would be harmed.
Our solutions must integrate with a variety of network, hardware, e-mail, messaging, and software platforms, and we need to continuously modify and enhance our product and platform solutions to adapt to changes in cloud-enabled hardware, software, networking, browser, and database technologies. For example, we have developed our solutions to be able to easily integrate with third-party SaaS applications and messaging platforms, including the applications of software providers that compete with us, through the interaction of application platform interfaces, or APIs. To date, we have not typically relied on a long-term written contract to govern our relationship with these providers. Instead, we are typically subject to the standard terms and conditions for application developers of such providers, which govern the distribution, operation, and fees of such software systems, and which are subject to change by such providers from time to time. To the extent that we do not have long-term written contracts to govern our relationship with these providers, we rely on the fact that the providers of such software systems continue to allow us access to their APIs to enable these customer integrations. Our business may be harmed if any provider of such software systems:

•discontinues or limits our access to its APIs;
•modifies its terms of service or other policies, including fees charged to, or other restrictions on, us or other application developers;
•changes how customer information is accessed by us or our customers;
•establishes more favorable relationships with one or more of our competitors;
•is acquired by our competitors, potentially resulting in more limited access to their systems; or
•otherwise favors its own competitive offerings over ours.
We believe a significant component of our value proposition to customers is the ability to optimize and configure our solutions to communicate with these third-party applications through our respective APIs. If we are not permitted or able to integrate with these and other third-party applications in the future, demand for our solutions could be adversely impacted and business and operating results would be harmed. In addition, we have designed mobile applications to provide access to our solutions through these devices. If we cannot provide effective functionality through these mobile applications as required by organizations and individuals that widely use mobile devices, we may experience difficulty attracting and retaining customers. Failure of our solutions to operate effectively with future infrastructure platforms and technologies could also reduce the demand for our solutions, resulting in customer dissatisfaction and harm to our business. If we are unable to respond to changes in a cost-effective manner, our solutions may become less marketable, less competitive, or obsolete, and our operating results may be negatively impacted.
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
We face competition from in-house software systems, large integrated systems vendors, and smaller companies offering alternative SaaS applications. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Some existing and potential customers, particularly large organizations, have elected, and may in the future elect, to develop their own internal customer support software systems. Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult for us to compete with them. In particular, as multiproduct and platform offerings increase in prevalence, our competitors who focus on such offerings may, through organic growth or acquisition, be able to increasingly provide customizable platform solutions which would impact our ability to compete with them. As our offerings have additionally expanded to adjacent markets, such as integration of messaging into the customer experience platform, sales force automation and platform-based features and functionality, in which we may not have the operational history or familiarity, we may find it difficult to compete with established vendors in those markets. For all of these reasons, we may not be able to compete successfully against our current and future competitors or retain existing customers, which would harm our business.
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
In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions when the initial contract term expires and add additional authorized agents or additional product and platform solutions to their customer accounts. Even though the majority of our revenue is derived from subscriptions to our solutions that have terms longer than one month, a significant portion of the subscriptions to our solutions have monthly terms. Our customers have no obligation to renew their subscriptions, and our customers may not renew subscriptions with a similar contract period or with the same or a greater number of agents. Some of our customers elect not to renew their agreements with us and it is difficult to accurately predict long-term customer retention. Because the revenue derived from our customers on contracts with monthly terms are often small and midsized organizations, and because small and midsized organizations can have liquidity and expense limitations more restrictive than large organizations, such revenue is particularly susceptible to changes in global demand arising from economic downturns. Additionally, as we continue to expand our offerings to appeal to larger enterprises and such customers agree to longer contractual terms with subscriptions to additional solutions, if and when such larger enterprise customers decide not to renew their contractual arrangement, the negative impact on our results and operations will accordingly be increasingly larger. Further, a substantial proportion of our revenue derives from, and our future success is substantially dependent on, our ability to expand our existing customers' use of our solutions by expanding the number of solutions to which such customers subscribe. This has required and will continue to require increasingly sophisticated and costly sales efforts, may not result in additional sales, and it may be difficult to predict the success of such efforts.
Further, we have seen the impact of COVID-19 vary significantly across different industries. Certain industries have seen increased demand for their products and services as the needs of the economy shift, while other industries have struggled to maintain demand for their products and services consistent with historical levels. Our ability to retain current customers or sell additional solutions to those customers has and will depend on our ability to understand the short term and long term impacts of COVID-19 on each industry. Because we have a limited history in understanding these impacts, our ability to adapt our sales and marketing initiatives to such changes may be uncertain and our ability to forecast rates of customer retention and expansion may be negatively impacted.

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
We generally charge our customers for their use of our product and platform solutions based on the number of users they enable as ‘agents’ under their customer account, as well as the features and functionality enabled. The features and functionality we provide within our solutions enable our customers to promote customer self-service and otherwise efficiently and cost-effectively address product support requests without the need for substantial human interaction. As a result of these features, customer agent staffing requirements may be minimized and our revenue may be adversely impacted. Conversely, customers may overestimate their agent needs when they initially use our solutions, negatively affecting our ability to accurately forecast the number of agents our customers need in a period. Other than subscriptions related to the Zendesk Suite, the Sell Suite and Duet, we generally require a separate subscription to enable the functionality of each of our solutions. We are continuing to analyze and improve our pricing and packaging models as we adapt to a changing market, but we do not know whether our current or potential customers or the market in general will accept changes to those models and, if it fails to gain acceptance, our business and results of operations could be harmed. In particular, in February 2021, we released a new version of our omnichannel offering, the Zendesk Suite, which offers access to Support, Chat, Talk, Guide, Explore, Sunshine, and Messaging at new, unified purchase plans with various levels of pricing for different types of organizations. While we believe that simple purchase plans will enable greater adoption of the Zendesk Suite, certain organizations may not want to purchase all the included solutions in the Zendesk Suite, and other organizations may want more features offered in one solution without paying for the next purchase plan level, affecting our new business, retention, and sales for additional solutions. Those purchasing decisions will be difficult to predict due to our limited experience offering the new Zendesk Suite, and we may not fully understand the impact of our pricing changes in the market. If we fail to find an optimal pricing strategy for our latest offering, our business and results of operations may be harmed. If customers do not accept our new purchase plans, we may increasingly have difficulty in our ability to attract new customers as well as our ability to retain existing customers to the extent we apply new pricing models to existing customer agreements. Our current pricing model may be either too complex, too simple, or too expensive depending on the size of the organization to which we are selling our offering. Pricing decisions may also impact the mix of adoption among our subscription plans and negatively impact our overall revenue. Moreover, larger organizations may demand substantial price concessions. As a result, in the future we may be required to reduce our prices or develop new pricing models, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.
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
We are highly dependent upon our marketing strategy of offering free trials of our solutions and other inbound lead generation strategies to generate sales opportunities. As we increasingly focus on our core strengths of simplicity, agility, and offering solutions that are easy to adopt, it will be additionally increasingly critical to maintain a simple trial experience that markets and leads to an easy adoption of our solutions. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. Many early users never convert from the trial version of a solution to a paid version of such solution. We often depend on individuals within an organization who initiate the trial versions of our solutions being able to convince decision makers within their organization to convert to a paid version. Many of these organizations increasingly have complex and multi-layered purchasing requirements, especially the larger organizations that we continue to target. Furthermore, in the case of our sales force automation software and features and functionality related to our platform offering, we are increasingly pursuing decision makers that are not in the customer support organizations that we have traditionally targeted. Additionally, as we offer new, broader pricing and packaging offerings for our solutions, we may not be able to understand how our prospective customers trial and use each individual solution, negatively affecting our ability to sell additional solutions effectively to those organizations. To the extent that these users do not become, or are unable to convince others to become, paying customers, we will not realize the intended benefits of this marketing strategy and our ability to grow our revenue will be adversely affected.
Our business and growth depend substantially on the success of our strategic relationships with third parties, including technology partners, channel partners, and professional services partners.
We depend on, and anticipate that we will continue to depend on, various third-party relationships in order to sustain and grow our business. We are highly dependent upon third-party technology partners for certain critical features and functionality of our platform. For example, the features available on Zendesk Talk are highly dependent on our technology integration with products offered by Twilio Inc. and the features available on Zendesk Support are highly dependent on our technology integration with products offered by Alphabet Inc. Failure of this or any other technology provider to maintain, support, or secure its technology platforms in general, and our integrations in particular, or errors or defects in its technology, could materially and adversely impact our relationship with our customers, damage our reputation and brand, and harm our business and operating results. Any loss of the right to use any of this hardware or software could result in delays or difficulties in our ability to provide our solutions until equivalent technology is either developed by us or, if available, identified, obtained, and integrated.
For deployments of our solutions into complex technology environments and workflows, we are dependent on third-party implementation consultants to provide professional services to our customers. The failure of these third-party consultants to perform their services adequately may disrupt or damage the relationship between us and our customers, damage our brand, and harm our business.
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
We have incurred net losses in each year since our inception, including net losses of $49 million and $43 million in the three months ended March 31, 2021 and 2020, respectively. We had an accumulated deficit of $966 million as of March 31, 2021. For the three months ended March 31, 2021 and 2020, our revenue was $298 million and $237 million, respectively, representing a 26% growth rate. Our historical revenue growth has been inconsistent, and should not be considered indicative of our future performance. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

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
Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our common stock could decline substantially. Some of the important factors that may cause our revenue, operating results, and cash flows to fluctuate from quarter to quarter include:

•the short-term and long-term impacts of COVID-19 or any other worldwide pandemic on our business, including but not limited to a decreased demand for our solutions and services, particularly in certain industries, negative impacts on our revenue results, and an increased unpredictability in expenses and cash flow;
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
•the impact of security breaches, service interruptions, or other technical difficulties or reliability considerations on our solutions;
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
Increasing our customer base and achieving broader market acceptance of our product and platform solutions will depend, to a significant extent, on our ability to effectively maintain and scale our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain certain of our new customers, including larger organizations. We plan to continue to invest in our direct sales force both domestically and internationally to increase the effectiveness of our sales motions and increase our sales capacity. During the twelve months ended March 31, 2021, our sales and marketing organization increased by approximately 370 employees to approximately 1,840 employees. There is significant competition for experienced sales and marketing professionals with the skills and technical knowledge that we require, both domestically and internationally. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales and marketing professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. In territories outside the United States, attraction, recruiting and retention of our sales personnel has been and will be increasingly difficult and costly, affecting our ability to compete in such jurisdictions. Further, as organizations worldwide adjust to continuing precautions and safety measures related to decreasing the health risks of COVID-19, our ability to connect in person with our customers and potential customers may be and has been negatively impacted, resulting in delayed sales cycles.
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
We have experienced and may continue to experience rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from approximately 3,830 employees as of March 31, 2020 to approximately 4,520 employees as of March 31, 2021. In addition, we have established subsidiaries in Denmark, the United Kingdom, Australia, Ireland, Japan, the Philippines, Brazil, Germany, India, Mexico, and South Korea since our inception in 2007, and, as a result of acquisitions, we also have subsidiaries in Singapore, France, Poland, and Canada. We may continue to invest in our international operations into other countries in the future. We have also experienced significant growth in the number of customers, end users, transactions, and data that our solutions support. Our organizational structure is becoming more complex and we may need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures, to manage this complexity. Further, as our employees work from geographic areas across the globe, we will require investment of resources and close monitoring of local regulations and requirements that continually change due to events that may have a global impact, such as the shift to remote work arising from the COVID-19 pandemic, and we may experience unpredictability in our expenses, employee retention, and employee work culture. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, simplicity in design, and attention to customer experience that has been critical to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the retention and productivity of our employees may be impacted, and the quality of our solutions and services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
Our international sales and operations subject us to additional risks that can adversely affect our business, operating results, and financial condition.
In the three months ended March 31, 2021 and 2020, we derived 49% and 48% of our revenue, respectively, from customers located outside of the United States. We are continuing to invest in our international operations as part of our growth strategy. We currently have sales personnel and sales and product support operations in certain countries across North America, Europe, Australia, Asia, and South America. To date, a very limited portion of our sales has been driven by resellers or other channel partners. We believe our ability to convince new customers to subscribe to our solutions or to convince existing customers to renew or expand their use of our solutions is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.
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
•the need for localized software and licensing programs, including the need for localized language support and data residency requirements;
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
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team and on individual contributors in the areas of research and development, operations, security, sales, marketing, support, and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring, departure, or reorganization of our executive team, which could disrupt our business.
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

Risks Related to Cybersecurity, Reliability, and Data Privacy
Our network and computer systems have been breached in the past. In light of prior incidents, and in the event that we are subject to any future breaches or we learn that the extent of prior breaches are more significant than is currently known, our solutions may be perceived as insecure, we may lose existing customers or fail to attract new customers, and we may incur significant liabilities.
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
Use of our product and platform solutions involves the storage, transmission, and processing of our customers’ proprietary data, including personal information regarding their customers or employees. Unauthorized access to, or disclosure, compromise or corruption of such information or security breaches of our solutions could result in the loss of data, loss of intellectual property or trade secrets, loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, or indemnity obligations. If our network or computer systems are breached or unauthorized access to customer data is otherwise obtained, we may be held responsible for damages for contract breach, or be subjected to penalties for violation of applicable laws and regulations and we could incur significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities. Furthermore, security breaches of our solutions could make it easier for malicious third parties to discover vulnerabilities in such solutions or allow our competitors to create similar solutions with decreased development effort, harming our competitive position. Notifications related to a security breach regarding or pertaining to any of such service providers have impacted and could in the future impact our reputation, harm customer confidence, hurt our sales and expansion into new markets, or cause us to lose existing customers.
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
We have previously experienced significant data breaches and security incidents. We have also previously identified major vulnerabilities of our security measures and the security measures deployed by third-party vendors upon which we rely, and our solutions are at risk for future breaches as a result of third-party action, employee, vendor, or contractor error, malfeasance, or other factors. In light of prior incidents, and in the event that we are subject to any future breaches or we learn that the extent of prior incidents is more significant than is currently known, our solutions may be perceived as insecure, we may lose existing customers or fail to attract new customers, and we may incur significant liabilities.
In addition, new solutions and services, including newly acquired solutions and services, may rely on systems, networks, personnel, equipment, and vendors that may initially be different from those utilized in connection with our existing solutions and which may not have been subject to the same security reviews and assessments as those used to provide our existing solutions. Any failure to complete these security reviews and assessments and to implement improvements to the security measures deployed to protect our new solutions in a timely manner could increase our risk of a security breach with respect to these solutions, which would harm our reputation and our business as a whole.
Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. Because the techniques used and vulnerabilities exploited to obtain unauthorized access to or to sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or vulnerabilities or to implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.
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
Our continued growth depends in part on the ability of our existing and potential customers to access our solutions at any time and within an acceptable amount of time. Our solutions are proprietary, and we rely on the expertise of members of our engineering, operations, and software development teams for their continued performance. We have experienced, and may in the future continue to experience, disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users simultaneously accessing our solutions, distributed denial of service attacks, or other security related incidents, which may affect and have affected our perception of reliability with customers. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our solutions become more complex and our user traffic increases. If any of our solutions are unavailable or if our users are unable to access our solutions within a reasonable amount of time or at all, impacted existing customers may decide to not renew or expand usage of our solutions, and new customers who hear of such disruptions may as a result decide to not purchase our solutions, negatively affecting our business. In addition, a significant portion of our infrastructure does not implement multi-region data replication. Therefore, in the event of any of the factors described above, or certain other failures of our infrastructure, customer data may and have been permanently lost. Moreover, some of our customer agreements and certain subscription plans include performance guarantees and service level standards that obligate us to provide credits or termination rights in the event of a significant disruption in our services. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.
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
Personal privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions where we offer our solutions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state, and foreign government bodies and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use, and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and consumer protection agencies. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, California enacted the California Consumer Privacy Act, or CCPA, which went into effect in January 2020 and became enforceable by the California Attorney General in July 2020, and which, among other things, requires companies covered by the legislation to provide new disclosures to California consumers and afford such consumers new rights with respect to their personal information, including the right to request deletion of their personal information, the right to receive the personal information on record for them, the right to know what categories of personal information generally are maintained about them, as well as the right to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation.
Additionally, a new California ballot initiative, the California Privacy Rights Act, or CPRA, was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers' rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

Certain other state laws impose similar privacy obligations and we also anticipate that more states will increasingly enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Current other state privacy-related laws and future proposed legislation, if enacted, add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and has resulted in and will result in increased compliance costs and/or changes in business practices and policies.
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. On May 25, 2018, the European General Data Protection Regulation, or the GDPR, became effective, which imposes additional obligations and risks upon our business. Compliance with GDPR has and will continue to require valuable management and employee time and resources, and failure to comply with GDPR could trigger severe penalties, including steep fines of up to €20 million or 4% of global annual revenue, whichever is higher, and could reduce demand for our solutions. In many European jurisdictions, enforcement actions and consequences for non-compliance are also rising.
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

Risks Related to Tax and Accounting Matters
Taxing authorities may successfully assert that we should have collected, or in the future should collect, sales and use, value added, or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.
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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2021, we had a net balance of $194 million of goodwill and intangible assets related to business acquisitions. An adverse change in market conditions, particularly a change resulting in a significant decrease in our share price, or if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
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
Generally accepted accounting principles, or GAAP, in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. For example, on January 1, 2018, we adopted Accounting Standards Codification, or ASC, 606, “Revenue from Contracts with Customers,” which changed our accounting policies regarding revenue recognition and incremental costs to acquire customer contracts. We also adjusted our consolidated financial statements from amounts previously reported to reflect the adoption. Certain other standards that become effective in the future may have a material impact on our consolidated financial statements. See Note 1 of the Notes to our

Condensed Consolidated Financial Statements for information regarding the effect of new accounting pronouncements on our consolidated financial statements. Any difficulties in implementing these standards could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
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

Risks Related to Macroeconomic Conditions
The COVID-19 pandemic has and may continue to cause harm to our business, results of operations, and financial condition.
In March 2020, the World Health Organization declared the novel coronavirus and resulting COVID-19 disease a global pandemic. The COVID-19 pandemic has caused adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, which have adversely affected workforces, organizations, customers, economies, and financial markets globally. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures, including imposing travel restrictions for our employees, mandating a global work from home policy, and shifting customer events to virtual-only experiences. Operationally, we have increased our focus on being prudent in managing operating expenses. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, precautionary measures that have been adopted could negatively affect our customer success efforts, customer retention, sales and marketing efforts, delay and lengthen our sales cycles, affect our revenue growth rate, or create operational or other challenges, any of which could harm our business and results of operations. Additionally, our customers and potential customers may and have been exposed to similar operational considerations, resulting in significant pressures on their expenditures, and subsequently resulting in a decreased demand for our solutions.
In addition, the COVID-19 pandemic has and may continue to disrupt the operations of our customers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows. More generally, the COVID-19 pandemic has adversely affected economies and financial markets globally, potentially leading to a prolonged and disproportionate impacts to certain industries, which could decrease technology spending and adversely affect demand for our offerings and harm our business and results of operations. Further, as companies adapt to the changing economic environment, they may have purchasing behavior which does not match historical trends, negatively impacting our ability to forecast our results.
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
Our business and operations in the United Kingdom ("UK") and EU may be negatively impacted by the UK's withdrawal from the EU.
On June 23, 2016, the UK held a referendum in which a majority of voters approved an exit from the EU, or Brexit. After nearly three years of negotiation and political and economic uncertainty, the UK’s withdrawal from the EU became effective on January 31, 2020. There was a transitional period, during which EU laws, including pharmaceutical laws, continued to apply in the UK, however this ended on December 31, 2020. The UK and EU have signed a EU-UK Trade and Cooperation Agreement, which became provisionally applicable on January 1, 2021 and will become formally applicable once approved by the EU member states. This agreement provides details on how some aspects of the UK and EU’s relationship will operate, however there are still many uncertainties. Many of the regulations that now apply in the UK following the transition period (including financial laws and regulations, tax, intellectual property rights, data protection laws, supply chain logistics, environmental, health and safety laws and regulations, immigration laws, and employment laws), will likely be amended in the future as the UK determines its new approach, which may result in significant divergence from EU regulations. This lack of clarity on future UK laws and regulations and their interaction with the EU laws and regulations increases our regulatory burden of operating in and doing business with both the UK and the EU.
The long-term effects of Brexit will depend in part on how the EU-UK Trade and Cooperation Agreement, and any future agreements signed by the UK and the EU, take effect in practice. Such a withdrawal from the EU is unprecedented, and it is unclear how the restrictions on the UK’s access to the European single market for goods, capital, services and labor within the EU and the wider commercial, legal and regulatory environment, could impact our current and future operations and activities in the UK.
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
•the short and long-term impact of the COVID-19 pandemic, including on the global economy, our results of operations, software spending and business continuity;
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
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation in the future or if we are unsuccessful in defending securities-related litigation currently filed against us, it could subject us to substantial costs, make it more expensive for us to obtain director and officer liability insurance, divert resources and the attention of management from operating our business, and adversely affect our business, results of operations, financial condition, and cash flows.
Our directors, officers, and principal stockholders beneficially own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.
As of March 31, 2021, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 31% of our outstanding common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to exert significant influence in matters requiring stockholder approval. For example, these stockholders may be able to exert significant influence in elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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
In March 2018, we issued $575 million in aggregate principal amount of 0.25% convertible senior notes due 2023 (the “2023 Notes”), in a private offering. The interest rate on the 2023 Notes is fixed at 0.25% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year. In June 2020, we issued $1,150 million aggregate principal amount of 0.625% convertible senior notes due 2025 in a private offering (the “2025 Notes,” and together with the 2023 Notes, the “Notes”). The interest rate on the 2025 Notes is fixed at 0.625% per annum and is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. In connection with the offering of the 2025 Notes, the Company used $618 million of the net proceeds from the offering of the 2025 Notes to repurchase $426 million aggregate principal amount of the 2023 Notes in cash through individual privately negotiated transactions (the “2023 Notes Partial Repurchase”). As of the repurchase date, the carrying value of the 2023 Notes subject to the 2023 Notes Partial Repurchase, net of unamortized debt discount and issuance costs, was $367 million. The 2023 Notes Partial Repurchase resulted in a $26 million loss on early debt extinguishment. As of March 31, 2021, $149 million of principal remains outstanding on the 2023 Notes. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As disclosed in Note 7 of the Notes to our Condensed Consolidated Financial Statements, the conditional conversion feature of the 2023 Notes that is based on the closing stock price of our common stock during the last 30 trading days of a calendar quarter was triggered as of March 31, 2021, and the 2023 Notes are convertible at the option of the holders, in whole or in part, between April 1, 2021 and June 30, 2021. Whether the 2023 Notes will be convertible following such calendar quarter will depend on the satisfaction of this conditional conversion feature or another conversion condition in the future. The 2025 Notes are not currently convertible.
In addition, even if holders do not elect to convert their Notes at a time when they are convertible, we are required to reclassify the outstanding principal of the Notes that are convertible as a current rather than long-term liability, resulting in a material reduction of our net working capital. We have classified the 2023 Notes as a current liability on the condensed consolidated balance sheet as of March 31, 2021.
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

EXHIBIT
INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36456	3.1	August 7, 2014
3.2	Amended and Restated By-laws of the Registrant.	8-K/A	001-36456	3.1	February 7, 2018
10.1#	Offer Letter between the Registrant and Alex Constantinople, dated as of March 3, 2021.	Filed herewith
10.2#	Offer Letter between the Registrant and Shelagh Glaser, dated as of April 27, 2021.	Filed herewith
10.3#	Letter between the Registrant and Adrian McDermott, dated as of April 6, 2021.	Filed herewith
10.4#	Letter between the Registrant and Jeffrey Titterton, dated as of April 6, 2021.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

#	Indicates management contract or compensatory plan, contract, or agreement.

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zendesk, Inc.
Date: May 3, 2021	By:	/s/ Elena Gomez
Elena Gomez
Chief Financial Officer (Principal Financial Officer)