Form 10-Q
period 2021-06-30
Zendesk, Inc.
filed 2021-07-30
CIK 1463172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
As of July 29, 2021, there were 120,020,132 shares of the registrant’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ZENDESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$422,810	$405,430
Marketable securities	515,562	565,593
Accounts receivable, net of allowance for credit losses of $6,015 and $5,787 as of June 30, 2021 and December 31, 2020, respectively	205,784	199,243
Deferred costs	62,642	51,878
Prepaid expenses and other current assets	49,096	53,829
Total current assets	1,255,894	1,275,973
Marketable securities, noncurrent	540,294	428,678
Property and equipment, net	93,640	94,208
Deferred costs, noncurrent	65,605	52,731
Lease right-of-use assets	75,791	84,013
Goodwill and intangible assets, net	192,579	196,218
Other assets	25,259	25,458
Total assets	$2,249,062	$2,157,279
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,007	$15,428
Accrued liabilities	36,264	38,921
Accrued compensation and related benefits	95,965	103,437
Deferred revenue	438,779	378,935
Lease liabilities	20,302	23,533
Current portion of convertible senior notes, net	136,011	132,388
Total current liabilities	748,328	692,642
Convertible senior notes, net	957,172	935,576
Deferred revenue, noncurrent	3,684	4,423
Lease liabilities, noncurrent	70,120	85,275
Other liabilities	5,631	7,532
Total liabilities	1,784,935	1,725,448
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,197	1,174
Additional paid-in capital	1,492,117	1,344,337
Accumulated other comprehensive (loss) income	(5,216)	3,203
Accumulated deficit	(1,023,971)	(916,883)
Total stockholders’ equity	464,127	431,831
Total liabilities and stockholders’ equity	$2,249,062	$2,157,279
See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$318,216	$246,664	$616,264	$484,140
Cost of revenue (1)	66,743	61,515	127,637	121,217
Gross profit	251,473	185,149	488,627	362,923
Operating expenses (1):
Research and development	82,826	59,003	156,609	119,424
Sales and marketing	165,250	121,397	322,768	245,707
General and administrative	45,818	36,247	88,951	70,573
Total operating expenses	293,894	216,647	568,328	435,704
Operating loss	(42,421)	(31,498)	(79,701)	(72,781)
Other income (expense), net:
Interest expense	(14,591)	(8,086)	(29,006)	(14,973)
Loss on early extinguishment of debt	—	(25,950)	—	(25,950)
Interest and other income (expense), net	960	2,166	6,044	9,068
Total other income (expense), net	(13,631)	(31,870)	(22,962)	(31,855)
Loss before provision for income taxes	(56,052)	(63,368)	(102,663)	(104,636)
Provision for income taxes	2,355	1,288	4,709	2,804
Net loss	$(58,407)	$(64,656)	$(107,372)	$(107,440)
Net loss per share, basic and diluted	$(0.49)	$(0.56)	$(0.91)	$(0.94)
Weighted-average shares used to compute net loss per share, basic and diluted	119,050	114,600	118,484	114,069
(1) Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$5,218	$5,187	$9,704	$10,246
Research and development	17,024	12,529	32,697	25,155
Sales and marketing	24,501	17,573	47,733	34,132
General and administrative	9,951	8,423	18,934	16,261

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(58,407)	$(64,656)	$(107,372)	$(107,440)
Other comprehensive (loss) income, before tax:
Net unrealized (loss) gain on available-for-sale investments	(826)	7,573	(2,801)	4,178
Net unrealized (loss) gain on derivative instruments	(61)	6,112	(5,618)	(1,236)
Other comprehensive (loss) income, before tax	(887)	13,685	(8,419)	2,942
Tax effect	—	(699)	—	(699)
Other comprehensive (loss) income, net of tax	(887)	12,986	(8,419)	2,243
Comprehensive loss	$(59,294)	$(51,670)	$(115,791)	$(105,197)

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2021						Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	118,358	$1,183	$1,399,014	$(4,329)	$(965,625)	$430,243	113,976	$1,139	$1,200,521	$(10,152)	$(741,565)	$449,943
Issuance of common stock upon exercise of stock options	400	4	11,200	—	—	11,204	159	2	5,101	—	—	5,103
Issuance of common stock for settlement of RSUs and PRSUs	651	6	(3,510)	—	—	(3,504)	698	7	(2,248)	—	—	(2,241)
Issuance of common stock in connection with employee stock purchase plan	380	4	27,651	—	—	27,655	353	4	19,948	—	—	19,952
Share-based compensation	—	—	57,762	—	—	57,762	—	—	44,670	—	—	44,670
Equity component of 2025 convertible senior notes	—	—	—	—	—	—	—	—	216,026	—	—	216,026
Purchase of capped calls related to 2025 convertible senior notes	—	—	—	—	—	—	—	—	(129,950)	—	—	(129,950)
Equity component of partial repurchase of 2023 convertible senior notes	—	—	—	—	—	—	—	—	(224,639)	—	—	(224,639)
Proceeds from capped calls related to 2023 convertible senior notes	—	—	—	—	—	—	—	—	83,040	—	—	83,040
Other comprehensive (loss) income, net of tax	—	—	—	(887)	—	(887)	—	—	—	12,986	—	12,986
Net loss	—	—	—	—	(58,407)	(58,407)	—	—	—	—	(64,656)	(64,656)
Other	—	—	—	—	61	61	—	—	—	—	76	76
Balances at end of period	119,789	$1,197	$1,492,117	$(5,216)	$(1,023,971)	$464,127	115,186	$1,151	$1,212,469	$2,834	$(806,145)	$410,309

	Six Months Ended June 30, 2021						Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	117,489	$1,174	$1,344,337	$3,203	$(916,883)	$431,831	113,081	$1,130	$1,155,044	$591	$(698,781)	$457,984
Issuance of common stock upon exercise of stock options	608	6	15,129	—	—	15,135	334	3	9,099	—	—	9,102
Issuance of common stock for settlement of RSUs and PRSUs	1,312	13	(6,316)	—	—	(6,303)	1,418	14	(4,152)	—	—	(4,138)
Issuance of common stock in connection with employee stock purchase plan	380	4	27,651	—	—	27,655	353	4	19,948	—	—	19,952
Share-based compensation	—	—	111,316	—	—	111,316	—	—	88,053	—	—	88,053
Equity component of 2025 convertible senior notes	—	—	—	—	—	—	—	—	216,026	—	—	216,026
Purchase of capped calls related to 2025 convertible senior notes	—	—	—	—	—	—	—	—	(129,950)	—	—	(129,950)
Equity component of partial repurchase of 2023 convertible senior notes	—	—	—	—	—	—	—	—	(224,639)	—	—	(224,639)
Proceeds from capped calls related to 2023 convertible senior notes	—	—	—	—	—	—	—	—	83,040	—	—	83,040
Other comprehensive (loss) income, net of tax	—	—	—	(8,419)	—	(8,419)	—	—	—	2,243	—	2,243
Net loss	—	—	—	—	(107,372)	(107,372)	—	—	—	—	(107,440)	(107,440)
Other	—	—	—	—	284	284	—	—	—	—	76	76
Balances at end of period	119,789	$1,197	$1,492,117	$(5,216)	$(1,023,971)	$464,127	115,186	$1,151	$1,212,469	$2,834	$(806,145)	$410,309
See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(107,372)	$(107,440)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	18,623	21,989
Share-based compensation	109,068	85,794
Amortization of deferred costs	30,942	20,730
Amortization of debt discount and issuance costs	25,219	14,036
Loss on early extinguishment of debt	—	25,950
Repayment of convertible senior notes attributable to debt discount	—	(38,637)
Allowance for credit losses on accounts receivable	4,495	5,614
Other, net	123	(462)
Changes in operating assets and liabilities:
Accounts receivable	(11,498)	(20,643)
Prepaid expenses and other current assets	(1,739)	(3,216)
Deferred costs	(53,251)	(28,315)
Lease right-of-use assets	8,818	10,247
Other assets and liabilities	(1,850)	(540)
Accounts payable	5,377	(23,015)
Accrued liabilities	(2,561)	976
Accrued compensation and related benefits	(5,961)	3,788
Deferred revenue	59,139	(7,848)
Lease liabilities	(17,099)	(12,328)
Net cash provided by (used in) operating activities	60,473	(53,320)
Cash flows from investing activities
Purchases of property and equipment	(5,957)	(15,560)
Internal-use software development costs	(7,538)	(6,283)
Purchases of marketable securities	(504,850)	(233,336)
Proceeds from maturities of marketable securities	380,608	191,983
Proceeds from sales of marketable securities	57,061	94,598
Purchases of strategic investments	—	(1,500)
Net cash (used in) provided by investing activities	(80,676)	29,902
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $20,400	—	1,129,600
Purchase of capped calls related to 2025 convertible senior notes	—	(129,950)
Payments for 2023 convertible senior notes partial repurchase	—	(578,973)
Proceeds from capped calls related to 2023 convertible senior notes	—	83,040
Proceeds from exercises of employee stock options	15,135	9,102
Proceeds from employee stock purchase plan	26,778	18,917
Taxes paid related to net share settlement of share-based awards	(6,302)	(4,138)
Net cash provided by financing activities	35,611	527,598
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(19)	31
Net increase in cash, cash equivalents and restricted cash	15,389	504,211
Cash, cash equivalents and restricted cash at beginning of period	407,859	199,905
Cash, cash equivalents and restricted cash at end of period	$423,248	$704,116

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$422,810	$700,457
Restricted cash included in prepaid expenses and other current assets	433	2,935
Restricted cash included in other assets	5	724
Total cash, cash equivalents and restricted cash	$423,248	$704,116

Supplemental cash flow data
Cash paid for interest	$3,780	$988
Cash paid for taxes	5,496	1,949
Non-cash investing and financing activities
Balance of property and equipment in accounts payable and accrued expenses	$1,315	$2,979
Share-based compensation capitalized in internal-use software development costs	916	1,608
Share-based compensation capitalized in deferred costs	1,329	697
Estimated convertible notes offering costs incurred but not yet paid	—	688
Property and equipment acquired through tenant improvement allowances	—	110
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
Concentrations of Risk
As of June 30, 2021 and December 31, 2020, no customers represented 10% or greater of our total accounts receivable balance. There were no customers that individually exceeded 10% of our revenue during the three and six months ended June 30, 2021 or 2020.
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

Note 2. Financial Instruments

Investments
The following tables present information about our financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurement at June 30, 2021
	Level 1	Level 2	Total
Description
U.S. Treasury securities	$—	$417,565	$417,565
Corporate bonds	—	415,029	415,029
Money market funds	226,622	—	226,622
Asset-backed securities	—	106,178	106,178
Agency securities	—	96,231	96,231
Commercial paper	—	21,097	21,097
Certificates of deposit and time deposits	—	7,757	7,757
Total	$226,622	$1,063,857	$1,290,479
Included in cash and cash equivalents			$234,623
Included in marketable securities			$1,055,856

	Fair Value Measurement at December 31, 2020
	Level 1	Level 2	Total
Description
U.S. Treasury securities	$—	$431,087	$431,087
Corporate bonds	—	366,638	366,638
Money market funds	162,156	—	162,156
Asset-backed securities	—	101,239	101,239
Agency securities	—	80,394	80,394
Commercial paper	—	36,954	36,954
Certificates of deposit and time deposits	—	10,657	10,657
Total	$162,156	$1,026,969	$1,189,125
Included in cash and cash equivalents			$194,854
Included in marketable securities			$994,271

As of June 30, 2021 and December 31, 2020, there were no securities within Level 3 of the fair value hierarchy. There were no transfers between fair value measurement levels during the three and six months ended June 30, 2021 or 2020.
As of June 30, 2021, gross unrealized gains and losses for marketable securities were $4 million and not material, respectively. The aggregate amortized cost basis for cash equivalents and marketable securities was $1,287 million and excludes accrued interest of $3 million. The aggregate fair value of securities with unrealized losses was $302 million.
As of December 31, 2020, gross unrealized gains and losses for marketable securities were $6 million and not material, respectively. The aggregate amortized cost basis for cash equivalents and marketable securities was $1,183 million and excludes accrued interest of $3 million. The aggregate fair value of securities with unrealized losses was $107 million.
As of June 30, 2021 and December 31, 2020, there were no securities that were in an unrealized loss position for more than twelve months. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period. We intend to hold our marketable securities to maturity and it is unlikely that they would be sold before their cost bases are recovered.
The following table classifies our marketable securities by contractual maturity (in thousands):

	June 30, 2021	December 31, 2020
Due in one year or less	$515,562	$565,593
Due after one year and within five years	540,294	428,678
Total	$1,055,856	$994,271

As of June 30, 2021 and December 31, 2020, the balance of strategic investments without readily determinable fair values was $11 million. There have been no adjustments to the carrying values of strategic investments resulting from impairments or observable price changes.
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
We include time value related to our cash flow hedges for effectiveness testing purposes and the entire change in the unrecognized value of our hedge contracts is recorded in accumulated other comprehensive income (loss), or AOCI. As of June 30, 2021, the balance of AOCI included an unrecognized net loss of $4 million related to the changes in the fair value of foreign currency forward contracts designated as cash flow hedges. We expect to reclassify a net loss of $4 million into earnings over the next 12 months associated with our cash flow hedges.
The following tables present information about our derivative instruments on our consolidated balance sheets (in thousands):

	June 30, 2021
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$3,134	Accrued liabilities	$4,551
Total		$3,134		$4,551

	December 31, 2020
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$7,922	Accrued liabilities	$5,768
Total		$7,922		$5,768

Our foreign currency forward contracts had a total notional value of $425 million and $345 million as of June 30, 2021 and December 31, 2020, respectively. We have a master netting arrangement with each of our counterparties, which permit net settlement of multiple, separate derivative contracts with a single payment. We do not have collateral requirements with any of our counterparties. GAAP permits companies to present the fair value of derivative instruments on a net basis according to master netting arrangements. We have elected to present our derivative instruments on a gross basis in our consolidated financial statements. We do not enter into any derivative contracts for trading or speculative purposes. All derivatives have been designated as hedging instruments.
The following table presents information about our foreign currency forward contracts on our consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended June 30,		Six Months Ended June 30,
Classification	2021	2020	2021	2020
Revenue	$(1,373)	$725	$(2,081)	$1,122
Cost of revenue	400	(543)	890	(864)
Research and development	488	(564)	1,003	(845)
Sales and marketing	1,044	(1,154)	2,073	(1,716)
General and administrative	290	(308)	707	(482)
Total	$849	$(1,844)	$2,592	$(2,785)
The gain recognized in AOCI related to foreign currency forward contracts was $1 million and $4 million for the three months ended June 30, 2021 and 2020, respectively. The loss recognized in AOCI related to foreign currency forward contracts was $3 million and $4 million for the six months ended June 30, 2021 and 2020, respectively.

The cash flow effects related to foreign currency forward contracts are included within operating activities on our consolidated statements of cash flows.
Convertible Senior Notes
As of June 30, 2021, the fair values of our 0.25% convertible senior notes due 2023 and our 0.625% convertible senior notes due 2025 were $343 million and $1,690 million, respectively. We estimate the fair value of our convertible senior notes based on their last traded prices or market observable inputs, resulting in a Level 2 classification in the fair value hierarchy. Based on the closing price of our common stock of $144.34 on the last trading day of the quarter, the if-converted values of the 2023 and 2025 convertible senior notes exceeded their remaining principal amounts by $192 million and $376 million, respectively, as of June 30, 2021.

Note 3. Costs to Obtain Customer Contracts
The balance of deferred costs to obtain customer contracts was $128 million and $105 million as of June 30, 2021 and December 31, 2020, respectively. Amortization expense for deferred costs was $16 million and $11 million for the three months ended June 30, 2021 and 2020, respectively, and $31 million and $21 million for the six months ended June 30, 2021 and 2020, respectively. There were no impairment losses related to deferred costs for the periods presented.

Note 4. Property and Equipment
Property and equipment, net consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Leasehold improvements	$79,649	$91,205
Capitalized internal-use software	53,904	48,730
Computer equipment and licensed software and patents	35,700	30,725
Furniture and fixtures	14,186	13,759
Construction in progress	16,668	13,222
Total	200,107	197,641
Less: accumulated depreciation and amortization	(106,467)	(103,433)
Property and equipment, net	$93,640	$94,208

Depreciation expense was $6 million for each of the three months ended June 30, 2021 and 2020, and $12 million and $13 million for the six months ended June 30, 2021 and 2020, respectively.
Amortization expense of capitalized internal-use software was $2 million for each of the three months ended June 30, 2021 and 2020, and $4 million for each of the six months ended June 30, 2021 and 2020. The carrying values of capitalized internal-use software as of June 30, 2021 and December 31, 2020 were $37 million and $32 million, respectively, including $16 million and $13 million in construction in progress, respectively.

Note 5. Leases
The following tables present information about leases on our consolidated balance sheets (in thousands):

	June 30, 2021	December 31, 2020
Assets
Lease right-of-use assets	$75,791	$84,013
Liabilities
Lease liabilities	20,302	23,533
Lease liabilities, noncurrent	70,120	85,275

As of June 30, 2021, the weighted average remaining lease term was 6.0 years and the weighted average discount rate was 4.6%.
The following table presents information about leases on our consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease expense	$5,506	$6,674	$11,128	$13,017
Short-term lease expense	128	138	256	323
Variable lease expense	1,244	1,659	2,462	3,202
Sublease income	(434)	(395)	(874)	(859)

The following table presents supplemental cash flow information about our leases (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$13,903	$15,910
Operating lease assets obtained in exchange for new lease liabilities	1,397	13,803

In the fourth quarter of 2020, we determined that we would no longer occupy the leased premises located at 1019 Market Street and 988 Market Street, San Francisco, California 94103 and recorded an aggregate impairment charge of $15 million related to lease right-of-use assets and leasehold improvements. In the second quarter of 2021, we executed a termination agreement for the leased premises located at 1019 Market Street, including a one-time payment of $7 million, which is not included in the supplemental cash flow table above.

Note 6. Goodwill and Acquired Intangible Assets
Acquired intangible assets subject to amortization consist of the following (in thousands):

	As of June 30, 2021
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
				(In years)
Developed technology	$30,200	$(14,633)	$15,567	3.6
Customer relationships	14,710	(7,360)	7,350	3.6
	$44,910	$(21,993)	$22,917

	As of December 31, 2020
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
				(In years)
Developed technology	$30,200	$(12,445)	$17,755	4.1
Customer relationships	14,710	(6,076)	8,634	4.0
Backlog	3,200	(3,033)	167	0.3
	$48,110	$(21,554)	$26,556

Amortization expense of acquired intangible assets was $2 million for each of the three months ended June 30, 2021 and 2020, and $4 million and $5 million for the six months ended June 30, 2021 and 2020, respectively.
Estimated future amortization expense as of June 30, 2021 is as follows (in thousands):

Remainder of 2021	$3,494
2022	6,942
2023	6,247
2024	4,615
2025	972
Thereafter	647
$22,917

As of June 30, 2021 and December 31, 2020, the carrying amount of goodwill was $170 million. There was no change to the carrying amount of goodwill for the six months ended June 30, 2021.

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

During the three months ended June 30, 2021, the conditions allowing holders of the 2025 Notes to convert were not met. As the criteria for conversion were not met, the 2025 Notes are classified as a long-term liability as of June 30, 2021.

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

The net carrying amount of the liability component of the 2025 Notes is as follows (in thousands):

	June 30, 2021	December 31, 2020
Principal	$1,150,000	$1,150,000
Unamortized Debt Discount	(178,673)	(198,857)
Unamortized issuance costs	(14,155)	(15,567)
Net carrying amount	$957,172	$935,576

The net carrying amount of the equity component of the 2025 Notes is as follows (in thousands):

	June 30, 2021	December 31, 2020
Debt Discount for Conversion Option	$220,061	$220,061
Issuance costs	(4,035)	(4,035)
Net carrying amount	$216,026	$216,026

The interest expense related to the 2025 Notes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$1,797	$280	$3,594	$280
Amortization of Debt Discount	10,155	1,511	20,184	1,511
Amortization of issuance costs	715	101	1,412	101
Total interest expense	$12,667	$1,892	$25,190	$1,892

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

In connection with the offering of the 2025 Notes, we used $618 million of the net proceeds from the offering of the 2025 Notes to repurchase $426 million aggregate principal amount of the 2023 Notes in cash through individual privately negotiated transactions, the “2023 Notes Partial Repurchase.” Of the $618 million consideration, $393 million and $225 million were allocated to the debt and equity components on our consolidated balance sheets, respectively, utilizing an effective interest rate to determine the fair value of the liability component. The fair value of the liability component is estimated by calculating the present value of expected cash flows using an interest rate that reflects our incremental borrowing rate, with an estimated adjustment for our credit standing on nonconvertible debt with similar maturity. As of the repurchase date, the carrying value of the 2023 Notes subject to the 2023 Notes Partial Repurchase, net of unamortized debt discount and issuance costs, was $367 million. The 2023 Notes Partial Repurchase resulted in a $26 million loss on early debt extinguishment. Additionally, $39 million of the total consideration was related to repayment of the debt discount and reflected as a cash outflow from operating activities. As of June 30, 2021, $149 million of principal remains outstanding on the 2023 Notes.

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

During the three months ended June 30, 2021, the conditions allowing holders of the 2023 Notes to convert were met. The 2023 Notes are therefore convertible during the three months ending September 30, 2021, and are classified as a current liability as of June 30, 2021. To date, we have received one request for conversion for an immaterial amount of 2023 Notes.

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

The net carrying amount of the liability component of the 2023 Notes is as follows (in thousands):

	June 30, 2021	December 31, 2020
Principal	$149,194	$149,194
Unamortized Debt Discount	(12,061)	(15,394)
Unamortized issuance costs	(1,122)	(1,412)
Net carrying amount	$136,011	$132,388

The net carrying amount of the equity component of the 2023 Notes is as follows (in thousands):

	June 30, 2021	December 31, 2020
Debt Discount for Conversion Option	$32,427	$32,427
Issuance costs	(765)	(765)
Net carrying amount	$31,662	$31,662

The interest expense related to the 2023 Notes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$93	$318	$186	$677
Amortization of Debt Discount	1,677	5,426	3,333	11,484
Amortization of issuance costs	147	448	290	940
Total interest expense	$1,917	$6,192	$3,809	$13,101

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

In June 2020, and in connection with the 2023 Notes Partial Repurchase, we terminated the 2023 Capped Calls corresponding to approximately 6.7 million shares for cash proceeds of $83 million. The proceeds were recorded as an increase to additional paid-in capital in the consolidated balance sheets. As of June 30, 2021, there remains outstanding 2023 Capped Calls giving the Company the option to purchase approximately 2.4 million shares (subject to adjustment).

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

On October 24, 2019 and November 7, 2019, purported stockholders of the Company filed two putative class action complaints in the United States District Court for the Northern District of California, entitled Charles Reidinger v. Zendesk, Inc., et al., 3:19-cv-06968-CRB and Ho v. Zendesk, Inc., et al., No. 3:19-cv-07361-WHA, respectively, against the Company and certain of the Company’s executive officers. The complaints are nearly identical and allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Zendesk, Inc. common stock between February 6, 2019 and October 1, 2019, inclusive. The claims are based upon allegations that the defendants misrepresented and/or omitted material information in certain of our prior public filings. To this point, no discovery has occurred in these cases. The court has appointed a lead plaintiff and consolidated the various lawsuits into a single action (Case No. 3:19-cv-06968-CRB), and the lead plaintiff filed its amended complaint on April 14, 2020 asserting the same alleged violations of securities laws as the initial complaints. On June 29, 2020, Zendesk and the executive officer defendants moved to dismiss the amended complaint. On November 9, 2020, the court granted Zendesk's motion to dismiss and granted plaintiff leave to amend its complaint. On January 8, 2021, plaintiff filed its second amended complaint and on January 22, 2021, Zendesk and the executive officer defendants moved to dismiss the second amended complaint. On March 2, 2021, the court granted Zendesk's motion to dismiss the second amended complaint. On March 23, 2021, judgment was entered in favor of Zendesk and the executive officer defendants. On April 20, 2021, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit. On July 29, 2021, plaintiff filed its opening brief in the appeal.

On June 2, 2020, a purported stockholder of the Company filed a derivative complaint in the United States District Court for the Northern District of California, entitled Anderson v. Svane, et al., 3:20-cv-03671, against certain of the Company’s executive officers and directors. The derivative complaint alleges breaches of fiduciary duty against all defendants, and an insider trading claim and violations of Section 10(b) of the Securities Exchange Act of 1934 against the officer defendants, purportedly on behalf of the Company itself. The claims are based on nearly identical allegations as the two putative class action complaints described above, namely that the defendants misrepresented and/or omitted material information in certain of our prior public filings. On July 27, 2020, the court ordered the derivative action related to the class action. The derivative action had been stayed pending resolution of the class action. On May 6, 2021, the court approved a joint stipulation to extend the stay of action pending the outcome of the appeal of the class action.

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

Note 9. Common Stock and Stockholders’ Equity
Common Stock
As of June 30, 2021 and December 31, 2020, there were 400 million shares of common stock authorized for issuance with a par value of $0.01 per share and 119.8 million and 117.5 million shares were issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.
Preferred Stock

As of June 30, 2021 and December 31, 2020, there were 10 million shares of preferred stock authorized for issuance with a par value of $0.01 per share and no shares of preferred stock were issued or outstanding.
Employee Equity Plans
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan, or ESPP, eligible employees are granted options to purchase shares of our common stock through payroll deductions. The ESPP provides for 18-month offering periods, which include three six-month purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of the offering period or the fair market value of our common stock at the end of the purchase period. In both May 2021 and 2020, 0.4 million shares of common stock were purchased under the ESPP. Pursuant to the terms of the ESPP, the number of shares reserved under the ESPP increased by 1.2 million shares on January 1, 2021. As of June 30, 2021, 5.6 million shares of common stock were available for issuance under the ESPP.
Stock Option and Grant Plans
Our board of directors adopted the 2009 Stock Option and Grant Plan, or the 2009 Plan, in July 2009. The 2009 Plan was terminated in connection with our initial public offering in May 2014, and accordingly, no shares are available for issuance under this plan. The 2009 Plan continues to govern outstanding awards granted thereunder.
Our 2014 Stock Option and Incentive Plan, or the 2014 Plan, serves as the successor to our 2009 Plan. Pursuant to the terms of the 2014 Plan, the number of shares reserved for issuance under the 2014 Plan increased by 5.9 million shares on January 1, 2021. As of June 30, 2021, we had 19.1 million shares of common stock available for future grants under the 2014 Plan.
A summary of restricted stock unit (“RSU”) activity for the six months ended June 30, 2021 is as follows (in thousands, except per share information):

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested — January 1, 2021	5,141	$75.93
Granted	1,443	147.44
Vested	(1,275)	66.12
Forfeited or canceled	(508)	83.16
Unvested — June 30, 2021	4,801	$99.25

The total fair value of RSUs vested during the six months ended June 30, 2021 and 2020 was $183 million and $107 million, respectively. The fair value of RSUs vested represents market value on the vesting date.
A summary of stock option activity for the six months ended June 30, 2021 is as follows (in thousands, except per share information):

	Stock Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding — January 1, 2021	4,235	$31.42	5.2	$473,358
Granted	411	148.05
Exercised	(607)	24.90
Forfeited or canceled	(112)	99.47
Outstanding — June 30, 2021	3,927	$42.70	5.2	$401,733

The aggregate intrinsic value for options outstanding represents the difference between the closing market price of our common stock on the last trading day of the reporting period and the exercise price of outstanding, in-the-money options.

The total intrinsic value of stock options exercised during the six months ended June 30, 2021 and 2020 was $72 million and $18 million, respectively. The intrinsic value for options exercised represents the difference between the exercise price and the market value on the date of exercise. The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2021 and 2020 was $52.60 and $31.15, respectively.
As of June 30, 2021, we had a total of $498 million in future expense related to all equity awards to be recognized over a weighted average period of 2.8 years.
Performance Restricted Stock Units
In 2018, performance-based restricted stock units, or PRSUs, representing 0.2 million shares of common stock were granted in connection with the acquisition of FutureSimple Inc. The PRSUs vested in four semi-annual tranches through March 2021 and were subject to service and performance conditions. No expense was recorded in the three months ended June 30, 2021. For the six months ended June 30, 2021, we recorded $1 million of share-based compensation expense related to the PRSUs. For the three and six months ended June 30, 2020, we recorded $1 million and $3 million of share-based compensation expense related to the PRSUs, respectively. For the three and six months ended June 30, 2021, zero and 37 thousand PRSUs were vested, respectively. For the three and six months ended June 30, 2020, zero and 26 thousand PRSUs were vested, respectively.

Note 10. Deferred Revenue and Performance Obligations
The changes in the balances of deferred revenue are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance, beginning of period	$396,522	$303,343	$383,358	$323,962
Billings	364,157	259,434	675,369	476,291
Subscription and services revenue	(302,014)	(234,604)	(584,853)	(458,663)
Other revenue*	(16,202)	(12,060)	(31,411)	(25,477)
Balance, end of period	$442,463	$316,113	$442,463	$316,113
*Other revenue primarily includes implementation and training services, Talk usage, and amounts from contract assets.

For the three months ended June 30, 2021 and 2020, the majority of revenue recognized was from the deferred revenue balances at the beginning of each period. For the six months ended June 30, 2021 and 2020, approximately half of revenue recognized was from the deferred revenue balances at the beginning of each period.

The aggregate balance of remaining performance obligations as of June 30, 2021 was $1,130 million. We expect to recognize $752 million of the balance as revenue in the next 12 months and the substantial majority of the remainder in the next 13-36 months. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized, including contracted revenue from renewals, and does not include contract amounts which are cancellable by the customer and amounts associated with optional renewal periods.

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

The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(58,407)	$(64,656)	$(107,372)	$(107,440)
Weighted-average shares used to compute basic and diluted net loss per share	119,050	114,600	118,484	114,069
Net loss per share, basic and diluted	$(0.49)	$(0.56)	$(0.91)	$(0.94)

The anti-dilutive securities excluded from the shares used to calculate diluted net loss per share are as follows (in thousands):

	As of June 30,
	2021	2020
Shares subject to outstanding common stock options and employee stock purchase plan	4,013	5,113
Restricted stock units	4,801	5,565
Shares related to convertible senior notes	3,739	1,359
	12,553	12,037

The shares related to convertible senior notes in the table above are calculated based on the average market price of our common stock for the three months ended June 30, 2021 and 2020, respectively.

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

Note 12. Income Taxes
We reported income tax expense of $2 million and $1 million for the three months ended June 30, 2021 and 2020, respectively. We reported income tax expense of $5 million and $3 million for the six months ended June 30, 2021 and 2020, respectively. The effective tax rate for each period differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for U.S. losses due to having a full valuation allowance against U.S. deferred tax assets.

Note 13. Geographic Information
Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.
Revenue
The following table presents our revenue by geographic area, as determined based on the billing address of our customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$162,388	$130,497	$315,212	$254,534
EMEA	93,017	68,770	179,434	136,689
APAC	31,840	26,576	62,970	52,151
Other	30,971	20,821	58,648	40,766
Total	$318,216	$246,664	$616,264	$484,140
Long-Lived Assets
The following table presents our long-lived assets by geographic area (in thousands):

	As of June 30, 2021	As of December 31, 2020
United States	$67,127	$76,383
EMEA:
Republic of Ireland	35,979	38,010
Other EMEA	5,764	5,784
Total EMEA	41,743	43,794
APAC:
Singapore	16,384	19,560
Other APAC	6,969	6,466
Total APAC	23,353	26,026
Other	591	344
Total	$132,814	$146,547

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
For the three months ended June 30, 2021 and 2020, our revenue was $318 million and $247 million, respectively, representing a 29% growth rate. For the six months ended June 30, 2021 and 2020, our revenue was $616 million and $484 million, respectively, representing a 27% growth rate. For the three months ended June 30, 2021 and 2020, we derived $156 million, or 49%, and $116 million, or 47%, respectively, of our revenue from customers located outside of the United States. For the six months ended June 30, 2021 and 2020, we derived $301 million, or 49%, and $230 million, or 48%, respectively, of our revenue from customers located outside of the United States. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. For the three months ended June 30, 2021 and 2020, we generated net losses of $58 million and $65 million, respectively. For each of the six months ended June 30, 2021 and 2020, we generated a net loss of $107 million.

The growth of our business and our future success depend on many factors, including our ability to continue to innovate, further develop our product and platform solutions geared towards the entire customer experience, build brand recognition and scalable solutions for larger organizations, sell to and provide a unified and reliable service to those larger organizations, maintain our leadership in the small and midsized business market, add new customers, generate additional revenue from our existing customer base, and increase our global customer footprint. While these areas represent significant opportunities for us, we also face significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. We anticipate that we will continue to invest in our operations. The expected expenditures that we anticipate will be necessary to manage our anticipated growth, including personnel costs, expenditures relating to hosting capabilities, leasehold improvements, and related fixed assets, will make it more difficult for us to achieve profitability in the near term. Many of these investments will occur in advance of us experiencing any direct benefit and will make it difficult to determine if we are allocating our resources efficiently.
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

As organizations and governments continue to adapt to changing conditions related to the COVID-19 pandemic worldwide, our business continuity plans have continued to focus on the health and safety of our employees while continuing to drive innovation in customer experience solutions for our customers. The ongoing global shift to a digital-first world has continued to emphasize the importance of fast time-to-value solutions such as our own and our need to reimagine the way our employees engage with each other and their customers. As we adjust to that new normal, we will continue to evaluate conditions in each region we operate and determine on a case-by-case basis when to safely open each our offices around the world.

Additionally, as commercial, personal, and social spheres continue to increasingly rely on digital interactions and experiences worldwide, some of our customers’ businesses have continued to see increased activity, while other customers may see a decrease in previously heightened activity as businesses adjust to a new normal. Due to cash flow pressures on organizations worldwide, we expect to continue to see the COVID-19 pandemic impact our ability to attract and retain organizations in industries where we may have historically had more success.

We may continue to experience curtailed customer demand for our solutions that could materially adversely impact our business, results of operations, and overall financial performance in future periods. Because we primarily have a subscription-based business model which generally results in recognition of revenue in subsequent periods originating from customer contracts executed in prior periods, the effects of the COVID-19 pandemic may continue to have a delayed impact on our results of operations. See the “Risk Factors” section for further discussion of the possible impact of the COVID-19 pandemic on our business.
Key Business Metrics

We review a number of operating metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
Logos. Our number of logos is a consolidation of paid customer accounts across our solutions, exclusive of our legacy Starter plan, free trials, or other free services, as of the end of the period. A paid customer account is one individual billing relationship for subscription to our services. We calculate our logo number by consolidating paid customer accounts that share common corporate information as a single organization or customer may have multiple paid customer accounts across our solutions to service separate subsidiaries, divisions, or work processes. As of June 30, 2021, we had 112,300 logos. We do not currently include in our logo metric logos associated with our legacy analytics product, our legacy Outbound product, our legacy Starter plan, our legacy Sell product, legacy Sunshine Conversations, our legacy Smooch product, free trials, or other free services.
Dollar-Based Net Expansion Rate.  Our ability to generate revenue is dependent upon our ability to maintain our relationships with our customers and to increase their utilization of our solutions. We believe we can achieve this by focusing on delivering value and functionality that retains our existing customers, expands the number of authorized agents associated with an existing logo, and results in upgrades to higher-priced subscription plans and the purchase of additional products. Maintaining customer relationships allows us to sustain and increase revenue to the extent customers maintain or increase the number of authorized agents licensed to use our products. We assess our performance in this area by measuring our dollar-based net expansion rate. Our dollar-based net expansion rate provides a measurement of our ability to increase revenue across our existing customer base through expansion of authorized agents associated with a logo, upgrades in subscription plans, and the purchase of additional products as offset by contraction and churn in authorized agents associated with a logo, and downgrades in subscription plans. We do not currently incorporate operating metrics associated with our legacy analytics product, our legacy Outbound product, our legacy Starter plan, our legacy Sell product, legacy Sunshine Conversations, our legacy Smooch product, free trials, or other free services into our measurement of dollar-based net expansion rate.
Our dollar-based net expansion rate is based upon our annual recurring revenue for a set of logos on our products. Annual recurring revenue is determined by multiplying monthly recurring revenue by 12. Monthly recurring revenue is a legal and contractual determination made by assessing the contractual terms, as of the date of determination, as to the revenue we expect to generate in the next monthly period, assuming no changes to the subscription and without taking into account any usage above the subscription base, if any, that may be applicable to such subscription. We exclude the impact of revenue that we expect to generate from fixed-term contracts that are each associated with an existing account, are solely for additional temporary agents, and are not contemplated to last for the duration of the primary contract for the existing account from our determination of monthly recurring revenue. We additionally exclude the impact of accounts that are free-trial accounts that did not result in paid subscriptions, and temporary coupons, such as short-term discounts that were applied to customer accounts due to the COVID-19 pandemic, from our annual recurring revenue. Monthly recurring revenue is not determined by reference to historical revenue, deferred revenue, or any other United States generally accepted accounting principles, or GAAP, financial measure over any period.
We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate annual recurring revenue across our products from logos as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate annual recurring revenue across our products from the same customer base included in our measure of base revenue at the end of the annual period being measured.
Our dollar-based net expansion rate was 120% as of June 30, 2021. We expect that, among other factors, our continued focus on adding larger logos at the time of addition and the growth in our revenue will result in an overall decline in our dollar-based net expansion rate over time as our aggregate annual recurring revenue grows.
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
General and Administrative. General and administrative expenses consist primarily of personnel costs (primarily including salaries, share-based compensation, and benefits) for our executive, finance, legal, human resources, and other administrative employees. In addition, general and administrative expenses include fees for third-party professional services, including legal, accounting, and tax related services, allowance for credit losses on accounts receivable, other corporate expenses, and allocated shared costs.
We expect to incur incremental costs associated with supporting the growth of our business, both in terms of size and geographic expansion. As a result, we expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future. Our general and administrative expenses as a percentage of our revenue over time may fluctuate from period to period depending on fluctuations in revenue and the timing and extent of our general and administrative expenses.
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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$318,216	$246,664	$616,264	$484,140
Cost of revenue (1)	66,743	61,515	127,637	121,217
Gross profit	251,473	185,149	488,627	362,923
Operating expenses (1):
Research and development	82,826	59,003	156,609	119,424
Sales and marketing	165,250	121,397	322,768	245,707
General and administrative	45,818	36,247	88,951	70,573
Total operating expenses	293,894	216,647	568,328	435,704
Operating loss	(42,421)	(31,498)	(79,701)	(72,781)
Other income (expense), net:
Interest expense	(14,591)	(8,086)	(29,006)	(14,973)
Loss on early extinguishment of debt	—	(25,950)	—	(25,950)
Interest and other income (expense), net	960	2,166	6,044	9,068
Total other income (expense), net	(13,631)	(31,870)	(22,962)	(31,855)
Loss before provision for income taxes	(56,052)	(63,368)	(102,663)	(104,636)
Provision for income taxes	2,355	1,288	4,709	2,804
Net loss	$(58,407)	$(64,656)	$(107,372)	$(107,440)

(1) Includes share-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$5,218	$5,187	$9,704	$10,246
Research and development	17,024	12,529	32,697	25,155
Sales and marketing	24,501	17,573	47,733	34,132
General and administrative	9,951	8,423	18,934	16,261

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (1)	21.0	24.9	20.7	25.0
Gross profit	79.0	75.1	79.3	75.0
Operating expenses (1):
Research and development	26.0	23.9	25.4	24.7
Sales and marketing	51.9	49.2	52.4	50.8
General and administrative	14.4	14.7	14.4	14.6
Total operating expenses	92.3	87.8	92.2	90.1
Operating loss	(13.3)	(12.7)	(12.9)	(15.1)
Other income (expense), net:
Interest expense	(4.6)	(3.3)	(4.7)	(3.1)
Loss on early extinguishment of debt	—	(10.5)	—	(5.4)
Interest and other income (expense), net	0.3	0.9	1.0	1.9
Total other income (expense), net	(4.3)	(12.9)	(3.7)	(6.6)
Loss before provision for income taxes	(17.6)	(25.6)	(16.6)	(21.7)
Provision for income taxes	0.7	0.5	0.8	0.6
Net loss	(18.3)%	(26.1)%	(17.4)%	(22.3)%

(1) Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	1.6%	2.1%	1.6%	2.1%
Research and development	5.3	5.1	5.3	5.2
Sales and marketing	7.7	7.1	7.7	7.1
General and administrative	3.1	3.4	3.1	3.4
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(In thousands, except percentages)
Revenue	$318,216	$246,664	29%	$616,264	$484,140	27%
Revenue increased $72 million, or 29%, in the three months ended June 30, 2021 compared to the same period in 2020. The total increase in revenue was primarily attributable to expansions from existing accounts as of June 30, 2020 and the remainder was attributable to revenue from new accounts acquired thereafter. Revenue increased $132 million, or 27%, in the six months ended June 30, 2021 compared to the same period in 2020. The total increase in revenue was primarily attributable to expansions from existing accounts and the remainder was attributable to revenue from new accounts. Revenue from new accounts on a year-to-date basis reflects the revenue recognized from new customers acquired in the 12 months prior for each discrete quarter within the year-to-date period.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(In thousands, except percentages)
Cost of revenue	$66,743	$61,515	8%	$127,637	$121,217	5%
Gross margin	79.0%	75.1%		79.3%	75.0%
Cost of revenue increased $5 million, or 8%, and $6 million, or 5%, in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The overall increase was primarily due to increased hosting and related costs of $3 million and $6 million and increased third-party license fees of $2 million and $4 million, respectively, driven by increased customer usage. The overall increase was partially offset by a decrease in amortization expense from fully amortized acquired intangible assets of $1 million and $2 million, respectively. Additionally, in the six months ended June 30, 2021, employee compensation costs decreased $1 million due to the optimization of our personnel costs in our product support organization.
Our gross margin increased by 3.9 and 4.3 percentage points in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, driven primarily by increased optimization of personnel costs in our product support organization and efficiency from our hosting infrastructure.
Operating Expenses
Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(In thousands, except percentages)
Research and development	$82,826	$59,003	40%	$156,609	$119,424	31%

Research and development expenses increased $24 million, or 40%, and $37 million, or 31%, in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The overall increase was primarily due to increased employee compensation-related costs of $20 million and $34 million, respectively, driven by headcount growth and incentive compensation. The increase was also driven by higher allocated shared costs of $2 million and $3 million, respectively.
Sales and Marketing Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(In thousands, except percentages)
Sales and marketing	$165,250	$121,397	36%	$322,768	$245,707	31%
Sales and marketing expenses increased $44 million, or 36%, and $77 million, or 31%, in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The overall increase was primarily due to increased employee compensation-related costs, including amortization of deferred commissions, of $30 million and $58 million, respectively, driven by headcount growth and increased utilization of our product support organization, and increased marketing program costs of $9 million and $11 million, respectively, primarily driven by increased volume of marketing and advertising activities. The increase was also driven by higher allocated shared costs of $5 million and $9 million, respectively.
General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(In thousands, except percentages)
General and administrative	$45,818	$36,247	26%	$88,951	$70,573	26%
General and administrative expenses increased $10 million, or 26%, and $18 million, or 26%, in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The overall increase was primarily due to increased employee compensation-related costs of $7 million and $14 million, respectively, due to headcount growth and incentive compensation, and higher allocated shared costs of $1 million for each period, partially offset by decreased expense for the allowance for credit losses driven by improved customer collectability. The overall increase was also driven by a one-time impairment charge of $1 million.
Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(In thousands, except percentages)
Interest expense	$(14,591)	$(8,086)	80%	$(29,006)	$(14,973)	94%
Loss on early extinguishment of debt	—	(25,950)	*	—	(25,950)	*
Interest and other income (expense), net	960	2,166	(56)	6,044	9,068	(33)
*not meaningful
Interest expense increased by $7 million and $14 million in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, primarily due to the issuance of the 2025 Notes. The loss on early extinguishment of debt was $26 million in each of the three and six months ended June 30, 2020, due to the 2023 Notes Partial Repurchase. Interest and other income (expense), net decreased by $1 million and $3 million in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, primarily due to a decrease in interest rates.
Liquidity and Capital Resources
As of June 30, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.5 billion, which were held for working capital and general corporate purposes. Our cash equivalents and marketable securities are comprised of U.S. Treasury securities, corporate bonds, money market funds, asset-backed securities, agency securities, commercial paper, certificates of deposit, and time deposits.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$60,473	$(53,320)
Net cash (used in) provided by investing activities	(80,676)	29,902
Net cash provided by financing activities	35,611	527,598

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
In March 2018, we issued $575 million aggregate principal amount of 0.25% convertible senior notes due March 15, 2023 (refer to Note 7 of the Notes to our Condensed Consolidated Financial Statements for more information). As of the date of this filing, we have received one request for conversion for an immaterial amount. The 2023 Notes are convertible during the three months ending September 30, 2021.
In June 2020, we issued $1,150 million aggregate principal amount of 0.625% convertible senior notes due June 15, 2025 (refer to Note 7 of the Notes to our Condensed Consolidated Financial Statements for more information). In connection with the offering of the 2025 Notes, we used $618 million of the proceeds from the offering to repurchase a portion of the 2023 Notes, of which $39 million was related to repayment of the debt discount and was reflected as a cash outflow from operating activities. We also terminated a portion of our existing capped call in amounts corresponding to the principal of the 2023 Notes repurchased. The 2025 Notes are not convertible during the three months ending September 30, 2021.
We are in compliance with all covenants under both the 2023 Notes and the 2025 Notes as of June 30, 2021.
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

Net cash provided by operating activities in the six months ended June 30, 2021 was $60 million, reflecting our net loss of $107 million, adjusted by non-cash charges including share-based compensation expense of $109 million, amortization of deferred costs of $31 million, amortization of debt discount and issuance costs of $25 million, depreciation and amortization of $19 million, and allowance for credit losses on accounts receivable of $4 million, partially offset by net changes in operating assets and liabilities of $21 million. The net outflow from changes in operating assets and liabilities was primarily attributable to an increase in deferred costs of $53 million, primarily including sales commissions, a decrease in lease liabilities of $17 million driven partially by the execution of the lease termination, an increase in accounts receivable of $11 million due to timing of customer billings and collections, and a decrease in accrued compensation and benefits of $6 million, partially offset by an increase in deferred revenue of $59 million and a decrease in lease right-of-use assets of $9 million.
Net cash used in operating activities in the six months ended June 30, 2020 was $53 million, reflecting our net loss of $107 million, adjusted by non-cash charges including share-based compensation expense of $86 million, loss on early extinguishment of debt of $26 million, depreciation and amortization of $22 million, amortization of deferred costs of $21 million, amortization of debt discount and issuance costs of $14 million, and allowance for credit losses on accounts receivable of $6 million, partially offset by net changes in operating assets and liabilities of $81 million and repayment of debt discount of $39 million related to the 2023 Notes Partial Repurchase. The net outflow from changes in operating assets and liabilities was primarily attributable to an increase in deferred costs of $28 million, primarily including sales commissions, a decrease in accounts payable of $23 million due to timing of payments, and an increase in accounts receivable of $21 million due to timing of customer billings and collections, and a change in our billing policy to invoice customers on the renewal date rather than 30 days in advance, effective in the first quarter of 2020. The net outflow was also due to a decrease in deferred revenue of $8 million, partially offset by an increase in accrued compensation and related benefits of $4 million.
Investing Activities
Net cash used in investing activities in the six months ended June 30, 2021 of $81 million was primarily attributable to purchases of marketable securities of $67 million, net of sales and maturities, capitalized internal-use software costs of $8 million primarily related to the development of additional features and functionality for our platform, and purchases of property and equipment of $6 million, primarily for employee equipment.
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
Financing Activities
Net cash provided by financing activities in the six months ended June 30, 2021 of $36 million was primarily attributable to proceeds from our employee stock purchase plan of $27 million and proceeds from exercises of employee stock options of $15 million, partially offset by payments for withholding taxes related to net share settlement of RSUs of $6 million.
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

Off-Balance Sheet Arrangements
Through June 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Rate Risk
While we primarily transact with customers in the U.S. dollar, we also transact in foreign currencies, including the Euro, British Pound Sterling, Australian Dollar, Singapore Dollar, Danish Krone, Brazilian Real, Philippine Peso, Japanese Yen, Indian Rupee, Korean Won, Polish Zloty, Canadian Dollar, and Mexican Peso due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. dollar for all international subsidiaries. Changes in the value of foreign currencies relative to the U.S. dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. As of June 30, 2021, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and marketable securities.
We operate a hedging program to mitigate the impact of foreign currency fluctuations on our cash flows and earnings. For additional information, see Note 2 of the Notes to our Condensed Consolidated Financial Statements.
Interest Rate and Market Risk
We had cash, cash equivalents, and marketable securities totaling $1.5 billion as of June 30, 2021, of which $1.3 billion was invested in U.S. Treasury securities, corporate bonds, money market funds, asset-backed securities, agency securities, commercial paper, certificates of deposit, and time deposits. The cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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

As of June 30, 2021, an immediate increase of 100-basis points in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $10 million. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
We had non-controlling equity investments in privately held companies totaling $11 million as of June 30, 2021. The fair value of these strategic investments may fluctuate depending on the financial condition and near-term prospects of these companies, and we may be required to record an impairment loss if the carrying values of these investments exceed their fair values.
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

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of June 30, 2021 and the estimated impact on the fair value of the convertible senior notes (in thousands, except percentages). The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value of the convertible senior notes.

Hypothetical change in Zendesk stock price	2023 Notes fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$376,945	$33,682	9.8%
No change	343,263	—	—
10% decrease	309,890	(33,373)	(9.7)

Hypothetical change in Zendesk stock price	2025 Notes fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$1,818,392	$128,145	7.6%
No change	1,690,247	—	—
10% decrease	1,567,358	(122,889)	(7.3)

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

For more information regarding legal proceedings, such as the Reidinger securities class action, see Note 8 “Commitments and Contingencies” of the Notes to our Condensed Consolidated Financial Statements in Item 1 of Part I.

It is not possible for the Company to quantify the extent of potential liability to the individual defendants, if any. Management believes that the lawsuits currently filed against us lack merit and intends to vigorously defend the actions. We cannot predict the outcome of or estimate the possible loss or range of loss from the described matters.

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
•our dependency on the growth of the SaaS market overall;

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
•anti-takeover provisions in our charter and limitation of forum to the Delaware Court of Chancery for certain state law claims and the district courts of the United States for claims arising under the Securities Act;
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
We derive, and expect to continue to derive, substantially all of our revenue and cash flows from sales of subscriptions to Support or from sales of subscriptions to offerings and solutions primarily resulting from an interest in Support, such as the

Zendesk Suite. As such, the market acceptance of this product solution is critical to our success. Demand for our solutions is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our solutions by customers for existing and new use cases, the timing of development and release of new product and platform solutions, features, and functionality introduced by our competitors, and growth or contraction in our addressable market. We expect that an increasing focus on the customer experience and the growth of various communications channels will continue to impact the market for our software and blur distinctions between traditionally separate systems for customer support, customer engagement and retention software, messaging, sales force automation, and other customer relationship management product and platform solutions, enabling new competitors to emerge. If we are unable to meet customer demands to improve relationships between organizations and their customers through flexible solutions designed to address all these needs or otherwise achieve more widespread market acceptance of our solutions, our business, results of operations, financial condition, and growth prospects will be adversely affected. Conversely, if the market for customer experience does not continue to increase relative to prior quarters, demand for our solutions will be negatively impacted.
If we are not able to develop enhancements to our product and platform solutions, provide a unified and reliable experience between our solutions, or introduce new solutions and services that achieve market acceptance and that keep pace with technological developments, our business would be harmed.
Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing solutions and to introduce new solutions. In order to grow our business, we must research and develop solutions and services that reflect the changing nature of the customer experience, and expand beyond customer service to other areas of improving relationships between organizations and their customers or potential customers. In order to retain our business, we must ensure that our existing solutions and services maintain the high level of reliability, security, and sophistication our customers will continue to expect, while ensuring that we provide a unified and seamless experience across our solutions. Those expectations will continue to evolve and the resources required to continue to maintain reliable and secure solutions and services, particularly as we increasingly rely on and sell offerings which incorporate multiple solutions such as the Zendesk Suite, will increase over time.
We have limited history in offering multiple product and platform solutions as part of a comprehensive customer experience solution to our customers. As we increase focus on the customer experience and increasingly seek to offer our solutions as part of a broader offering, we may discover challenges in creating a seamless, unified offering across our solutions that achieves market acceptance and grows our business. In the three months ended June 30, 2021 and 2020, our research and development expenses were 26% and 24% of our revenue, respectively. In each of the six months ended June 30, 2021 and 2020, our research and development expenses were 25% of our revenue. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our operating results may be harmed and we may not realize the expected benefits of our strategy.
The success of any enhancement to our solutions depends on several factors, including timely completion, adequate quality testing, service reliability, and market acceptance. Any new solution or service that we develop may not be introduced in a timely or cost-effective manner, may contain defects, introduce new service reliability issues, or may not achieve the market acceptance necessary to generate sufficient revenue. If we are unable to successfully develop new solutions or services, integrate those solutions with our existing solutions, enhance our existing solutions to meet new customer requirements, or otherwise gain market acceptance, our business and operating results will be harmed. In particular, as we continue to manage operational costs, our long-term plans for the development of our products and services may be negatively impacted.
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

Our solutions must integrate with a variety of e-mail, messaging, software platforms, network, and hardware, and we need to continuously modify and enhance our product and platform solutions to adapt to changes in cloud-enabled hardware, software, networking, messaging, browser, and database technologies. For example, we have developed our solutions to be able to easily integrate with third-party SaaS applications and messaging platforms, including the applications of software providers that compete with us, through the interaction of application platform interfaces, or APIs. To date, we have not typically relied on a long-term written contract to govern our relationship with these providers. Instead, we are typically subject to the standard terms and conditions for application developers of such providers, which govern the distribution, operation, and fees of such software systems, and which are subject to change by such providers from time to time. To the extent that we do not have long-term written contracts to govern our relationship with these providers, we rely on the fact that the providers of such software systems continue to allow us access to their APIs to enable these customer integrations. Our business may be harmed if any provider of such software systems:

•discontinues or limits our access to its APIs;
•modifies its terms of service or other policies, including fees charged to, or other restrictions on, us or other application developers;
•changes how customer information is accessed by us or our customers;
•establishes more favorable relationships with or acquires one or more of our competitors;
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
Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our solutions to achieve or maintain more widespread market acceptance, any of which could harm our business. The market for customer experience solutions is fragmented, rapidly evolving, and highly competitive, with relatively low barriers to entry. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements, and we expect competition to continue to intensify in the future. Among the small to midsized organizations that make up a large proportion of our customers, we often compete with general use computer applications and other tools, which these organizations use to provide support and which can be deployed for little or no cost. These include shared accounts for email communication, phone banks for voice communication and text messaging, shared accounts for social messaging, text editors, and spreadsheets for tracking and management. In addition, we compete with a number of other SaaS providers with focused applications competitive to one or more of our product and platform solutions that our potential customers may elect to use in lieu of our solutions, and such providers may be able to offer their products at a lower price due to the focused nature of their applications, such as Freshworks Inc. and HubSpot, Inc. As a result, small to midsized organizations are able to switch to one of our competitors relatively easily. Additionally, as the barriers to entry are low into this market, new entrants or current competitors may be able to change branding, marketing, or sales strategy more quickly and effectively than us, and/or develop products that mimic our new product releases and sell those products at a low price, resulting in a decreased ability for us to increase our marketing pipeline or sales.
We face competition from in-house software systems, large integrated systems vendors, and smaller companies offering alternative SaaS applications. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Some existing and potential customers, particularly large organizations, have elected, and may in the future elect, to develop their own internal customer support software systems. Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes it more difficult for us to compete with them. In particular, as multiproduct and platform offerings increase in prevalence, our competitors who focus on such offerings may, through organic growth or acquisition, be able to increasingly provide customizable platform solutions which would impact our ability to compete with them. As our offerings have additionally expanded to adjacent markets, such as integration of messaging into the customer experience platform, sales force automation and platform-based features and functionality, in which we may not have the operational history or familiarity, we may find it difficult to compete with established vendors in those markets. For all of these reasons, we may not be able to compete successfully against our current and future competitors or retain existing customers, which would harm our business.
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
We have experienced, and expect to continue to experience in the future, seasonality in our business, and our operating results and financial condition may be affected by such trends in the future. We generally experience seasonal fluctuations in demand for our solutions and services, and believe that our quarterly sales are affected by industry buying patterns. For example, we have customers who add flexible agents when they need more capacity during busy periods and then subsequently scale back the following year. We believe that the seasonal trends that we have experienced in the past may continue for the foreseeable future, particularly as we expand our sales to larger organizations. Since a large percentage of our subscriptions are monthly, customers are able to increase and decrease the number of authorized agents for whom they require a subscription quickly and easily, thereby potentially increasing the impact of seasonality on our revenue. Further, a portion of our revenue results is not subscription-based, such as revenue related to our Talk product or revenue related to professional services, and is primarily dependent on usage-based demand, which can be difficult to predict. Seasonality within our business may be reflected to a much lesser extent, and sometimes may not be immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of our agreement. To the extent we experience this seasonality, it may cause fluctuations in our operating results and financial metrics, and make forecasting our future operating results and financial metrics difficult. Additionally, we do not have sufficient experience in selling certain of our solutions to determine if demand for these services are or will be subject to material seasonality.
If the market for SaaS business software applications develops more slowly than we expect or declines, our business would be adversely affected.
The market for SaaS business software applications is less mature than the market for on-premise business software applications, and the adoption rate of SaaS business software applications may be slower among subscribers in industries with heightened data security interests, business practices requiring highly customizable application software, or large employee bases requiring a high level of sophistication from their business software. Our success will depend to a substantial extent on the widespread adoption of SaaS business applications in general, and of SaaS customer service applications in particular. The expansion of the SaaS business applications market depends on a number of factors, including the cost, performance, and perceived value associated with SaaS, as well as the ability of SaaS providers to address data security and privacy concerns. If SaaS business applications do not continue to achieve market acceptance, if there is a reduction in demand for SaaS business applications caused by a lack of customer acceptance, or if there are technological challenges, weakening economic conditions, data residency, data security or privacy concerns, governmental regulation, competing technologies and products, or decreases in information technology spending, it would result in decreased revenue and our business would be adversely affected.
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
Our customer retention, our ability to sell additional product and platform solutions to existing customers, and the rate at which our existing customers purchase subscriptions to additional solutions may be impacted by a number of factors, including our customers’ satisfaction with our solutions, our product support, our prices, the prices of competing software systems, the effects of global economic conditions, or reductions in our customers’ spending levels. In addition, the rate at which our existing customers purchase subscriptions to additional solutions depends on a number of factors, including the perceived need for additional solutions to build better relationships between organizations and their customers. If our customers do not renew their subscriptions, renew on less favorable terms, fail to add more agents, fail to increase use of our usage-based solutions, or fail to purchase subscriptions to additional solutions, our revenue may decline, and we may not realize improved operating results from our customer base.
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
We generally charge our customers for their use of our product and platform solutions based on the number of users they enable as ‘agents’ under their customer account, as well as the features and functionality enabled. The features and functionality we provide within our solutions enable our customers to promote customer self-service and otherwise efficiently and cost-effectively address product support requests without the need for substantial human interaction. As a result of these features, customer agent staffing requirements may be minimized and our revenue may be adversely impacted. Conversely, customers may overestimate their agent needs when they initially use our solutions, negatively affecting our ability to accurately forecast the number of agents our customers need in a period. Other than subscriptions related to the Zendesk Suite, we generally require a separate subscription to enable the functionality of each of our solutions. We are continuing to analyze and improve our pricing and packaging models as we adapt to a changing market, but we do not know whether our current or potential customers or the market in general will accept changes to those models and, if it fails to gain acceptance, our business and results of operations could be harmed. In particular, in February 2021, we released a new version of our omnichannel offering, the Zendesk Suite, which offers access to Support, Chat, Talk, Guide, Explore, and Sunshine at new, unified purchase plans with various levels of pricing for different types of organizations. While we believe that simple purchase plans will enable greater adoption of the Zendesk Suite, certain organizations may not want to purchase all the included solutions in the Zendesk Suite, and other organizations may want more features offered in one solution without paying for the next purchase plan level, affecting our new business, retention, and sales for additional solutions. Those purchasing decisions will be difficult to predict due to our limited experience offering the new Zendesk Suite, and we may not fully understand the impact of our pricing changes in the market. If we fail to find an optimal pricing strategy for our latest offering, our business and results of operations may be harmed. If customers do not accept our new purchase plans, we may increasingly have difficulty in our ability to attract new customers as well as our ability to retain existing customers to the extent we apply new pricing models to existing customer agreements. Our current pricing model may be either too complex, too simple, or too expensive depending on the size of the organization to which we are selling our offering. Pricing decisions may also impact the mix of adoption among our subscription plans and negatively impact our overall revenue. Moreover, larger organizations may demand substantial price concessions. As a result, in the future we may be required to reduce our prices or develop new pricing models, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.
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
We depend on, and anticipate that we will continue to depend on, various third-party relationships in order to sustain and grow our business. We are highly dependent upon third-party technology partners for certain critical features and functionality of our platform. For example, the features available on Zendesk Talk are highly dependent on our technology integration with products offered by Twilio Inc., the features available on Zendesk Support are highly dependent on our technology integration with products offered by Alphabet Inc., and the features available across our platform are generally dependent on our third-party hosting services. Failure of this or any other technology provider to maintain, support, or secure its technology platforms in general, and our integrations in particular, or errors or defects in its technology, could materially and adversely impact our relationship with our customers, damage our reputation and brand, and harm our business and operating results. Any loss of the right to use any of this hardware or software could result in delays or difficulties in our ability to provide our solutions until equivalent technology is either developed by us or, if available, identified, obtained, and integrated.
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
Increasing our customer base and achieving broader market acceptance of our product and platform solutions will depend, to a significant extent, on our ability to effectively maintain and scale our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain certain of our new customers, including larger organizations. We plan to continue to invest in our direct sales force both domestically and internationally to increase the effectiveness of our sales motions and increase our sales capacity. During the twelve months ended June 30, 2021, our sales and marketing organization increased by approximately 550 employees to approximately 2,100 employees. There is significant competition for experienced sales and marketing professionals with the skills and technical knowledge that we require, both domestically and internationally. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales and marketing professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. In territories outside the United States, attraction, recruiting and retention of our sales personnel has been and will be increasingly difficult and costly, affecting our ability to compete in such jurisdictions. Further, as organizations worldwide adjust to continuing precautions and safety measures related to decreasing the health risks of COVID-19, our ability to connect in person with our customers and potential customers may be and has been negatively impacted, resulting in delayed sales cycles.
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
We have experienced and may continue to experience rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from approximately 4,010 employees as of June 30, 2020 to approximately 5,050 employees as of June 30, 2021. In addition, we have established subsidiaries in Denmark, the United Kingdom, Australia, Ireland, Japan, the Philippines, Brazil, Germany, India, Mexico, and South Korea since our inception in 2007, and, as a result of acquisitions, we also have subsidiaries in Singapore, France, Poland, and Canada. We may continue to invest in our international operations and expand into other countries in the future. We have also experienced significant growth in the number of customers, end users, transactions, and data that our solutions support. Our organizational structure is becoming more complex and we may need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures, to manage this complexity. Further, as our employees work from geographic areas across the globe, we will require investment of resources and close monitoring of local regulations and requirements that continually change due to events that may have a global impact, such as the shift to remote work arising from the COVID-19 pandemic, and we may experience unpredictability in our expenses, employee retention, and employee work culture. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, simplicity in design, and attention to customer experience that has been critical to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the retention and productivity of our employees may be impacted, and the quality of our solutions and services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
We have a history of losses and we expect our revenue growth rate to decline. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain our profitability.
We have incurred net losses in each year since our inception, including net losses of $58 million and $65 million in the three months ended June 30, 2021 and 2020, respectively, and $107 million in each of the six months ended June 30, 2021 and 2020. We had an accumulated deficit of $1,024 million as of June 30, 2021. For the three months ended June 30, 2021 and 2020, our revenue was $318 million and $247 million, respectively, representing a 29% growth rate. For the six months ended June 30, 2021 and 2020, our revenue was $616 million and $484 million, respectively, representing a 27% growth rate. Our historical revenue growth has been inconsistent, and should not be considered indicative of our future performance. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

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
In the three months ended June 30, 2021 and 2020, we derived 49% and 47% of our revenue, respectively, from customers located outside of the United States. In the six months ended June 30, 2021 and 2020, we derived 49% and 48% of our revenue, respectively, from customers located outside of the United States. We are continuing to invest in our international operations as part of our growth strategy. We currently have sales personnel and sales and product support operations in certain countries across North America, Europe, Australia, Asia, and South America. To date, a very limited portion of our sales has been driven by resellers or other channel partners. We believe our ability to convince new customers to subscribe to our solutions or to convince existing customers to renew or expand their use of our solutions is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.
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
•burdens of complying with a variety of foreign laws, including laws related to marketing restrictions and other data privacy regulations;
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
•exposure to political developments in the United Kingdom (“U.K.”), including the departure of the U.K. from the European Union (“EU”) (“Brexit”), which has created an uncertain political and economic environment, instability for businesses, and volatility in global financial markets and the value of foreign currencies, all of which could disrupt trade, the sale of our services and the mobility of our employees and contractors between the U.K., EU and other jurisdictions; any long-term impact from Brexit on our business and operations will depend, in part, on the outcome of the U.K.'s continuing negotiations on a number of matters not definitively addressed in the UK-EU Trade and Cooperation Agreement and may require us to expend significant time and expense to make adjustments to our business and operations;
•compliance with laws and regulations for foreign operations, including anti-bribery laws (such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. Travel Act, and the U.K. Bribery Act 2010), import and export controls laws, tariffs, trade barriers, economic sanctions, anti- slavery laws, and other regulatory or contractual limitations on our ability to sell our solutions in certain foreign markets, and the risks and costs of non-compliance;

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
In addition, to execute on our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, especially in Dublin, Ireland and Singapore is intense, especially for engineers experienced in designing and developing software and SaaS applications and experienced sales professionals. As organizations increasingly promote digital-first employee experiences and seek to hire across multiple jurisdictions, we will additionally face competition in hiring qualified employees in areas outside our physical offices.
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
Use of our product and platform solutions involves the storage, transmission, and processing of our customers’ proprietary data, including personal information regarding their customers or employees. Unauthorized access to, or disclosure, compromise or corruption of, such information or security breaches of our solutions could result in the loss of data, loss of intellectual property or trade secrets, loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, or indemnity obligations. If our network or computer systems are breached or unauthorized access to customer data is otherwise obtained, we may be held responsible for damages for contract breach, or be subjected to penalties for violation of applicable laws and regulations and we could incur significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities. Furthermore, security breaches of our solutions could make it easier for malicious third parties to discover vulnerabilities in such solutions or allow our competitors to create similar solutions with decreased development effort, harming our competitive position. Notifications related to a security breach regarding or pertaining to any of such service providers have impacted and could in the future impact our reputation, harm customer confidence, hurt our sales and expansion into new markets, or cause us to lose existing customers.
We have incurred, and expect to continue to incur, significant expenses to prevent, investigate, and remediate security breaches and vulnerabilities, including deploying additional personnel and protection technologies, implementing increasingly mature processes and programs, hiring and training employees, and engaging third-party experts and consultants. Our errors and omissions insurance coverage covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all liability related to or arising out of any security incidents.
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
Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. Additionally, our continued use of remote work environments and virtual platforms may also increase our cybersecurity vulnerabilities and risks. Because the techniques used and vulnerabilities exploited to obtain unauthorized access to or to sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or vulnerabilities or to implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.

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
Given that we are significantly reliant on third-party managed hosting services, any significant disruption of or interference in our use of such services will negatively impact our operations and customer satisfaction. Third-party managed hosting services may additionally take actions beyond our control that could seriously harm our business, including discontinuing or limiting our access to the service, increasing price terms, including establishing more favorable relationships or pricing terms with one or more of our competitors, maintaining control over the pricing models of those hosting services for when customers experience unique spikes in demand and usage, terminating or seeking to terminate the contractual relationship altogether, or modifying or interpreting its terms of service or other policies in a manner that impacts our ability to run our businesses and operations. Different types of challenges may arise from our various solutions' usage of third-party hosting services, and if we are not able to provide a seamless experience contemporaneously across our solutions, our reputation and perception of reliability may be negatively impacted and our customer retention and prospective business may be harmed.
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
Certain other state laws impose similar privacy obligations and we also anticipate that more states will increasingly enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation and in some states efforts to pass comprehensive privacy laws have been successful . For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (the “CDPA”). The CDPA will become effective January 1, 2023. The CDPA will regulate how businesses (which the CDPA refers to as “controllers”) collect and share personal information. While the CDPA incorporates many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of controllers. The new law will impact how controllers collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.
Also, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (“CPA”) into law. The CPA is rather similar to Virginia’s CPDA but also contains additional requirements. The new measure applies to companies conducting business in Colorado or who produce or deliver commercial products or services intentionally targeted to residents of the state that either: (1) control or process the personal data of at least 100,000 consumers during a calendar year; or (2) derive revenue or receive a discount on the price of goods or services from the sale of personal data and process or control the personal data of at least 25,000 consumers.
With the CPA, Colorado became the third state to enact a comprehensive privacy law but it is quite possible that other states will follow suit. The existence of comprehensive privacy laws in different states in the country, if enacted, will add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and has resulted in and will result in increased compliance costs and/or changes in business practices and policies.
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
We have in the past relied on various transfer safeguards, including the EU-U.S. and the Swiss-U.S. Privacy Shield frameworks, to legitimize data transfers from the EU and the United Kingdom to the U.S. On July 16, 2020, the Court of Justice of the European Union or CJEU, in Case C-311/18 (Data Protection Commissioner v Facebook Ireland and Maximillian Schrems or Schrems II) invalidated the EU-U.S. Privacy Shield on the grounds that the Privacy Shield failed to offer adequate protections to EU personal data transferred to the U.S. The CJEU, in the same decision, deemed that the Standard Contractual Clauses, or SCCs, are valid. However, the CJEU ruled that transfers made pursuant to the SCCs need to be assessed on a case-by-case basis to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred personal data as the EU, and required businesses to adopt supplementary measures if such standard is not met. Subsequent guidance published by the European Data Protection Board or EDPB on June 18, 2021 described what such supplementary measures must be, and stated that businesses should avoid or cease transfers of personal data if, in the absence of supplementary measures, equivalent protections cannot be afforded. Additionally, the EDPB guidance clarified that the CJEU’s requirements regarding the SCCs also apply to other transfer mechanisms, such as the Binding Corporate Rules, which serve as Zendesk’s primary mechanism to legitimize data transfers from the EU to other jurisdictions, including the U.S. On June 4, 2021, the

European Commission published new versions of the SCCs, which seek to address the issues identified by the CJEU’s Schrems II decision and provide further details regarding the transfer assessments that the parties are required to conduct when implementing the new SCCs. However, there continue to be concerns about whether the SCCs and other mechanisms will face additional challenges. Similarly, the Swiss data protection authority determined the Swiss-U.S. Privacy Shield framework was no longer a valid mechanism for Swiss-U.S. data transfers and also raised questions about the validity of the SCCs as a mechanism for transferring personal data from Switzerland.
Because our primary data processing facilities are in the U.S., we may experience hesitancy, reluctance, or refusal by European or multinational customers to continue to use our services due to the potential risk posed to such customers as a result of the CJEU’s Schrems II decision and subsequent EDPB’s guidance. We and our customers are at risk of enforcement actions taken by EU regulators until such point in time that we are able to ensure that all data transfers to us from the EU are legitimized. European authorities have shown a willingness to enforce the Schrems II decision and related EDPB guidance, and some authorities have already issued orders suspending transfers of personal data lacking adequate measures in place to supplement the SCCs. This and other future developments regarding the flow of data across borders could increase the cost and complexity of delivering our services in some markets and may lead to governmental enforcement actions, litigation, fines, and penalties or adverse publicity, which could adversely affect our business and financial position.
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
Because our solutions are complex, undetected errors, failures, vulnerabilities, or bugs may occur, especially when updates are deployed. Our solutions are often used in connection with large-scale computing environments with different operating systems, system management software, equipment, and networking configurations, which may cause errors or failures of our solutions or other aspects of the computing environment into which they are deployed. In addition, deployment of our solutions into complicated, large-scale computing environments may expose undetected errors, failures, vulnerabilities, or bugs in our solutions. We have discovered, and expect to continue to discover, software errors, failures, vulnerabilities, and bugs in our solutions, some of which have been or may only be discovered and remediated after deployment to customers. Real or perceived errors, failures, vulnerabilities, or bugs in our solutions could result in negative publicity, loss of or delay in market acceptance of our solutions, loss of competitive position, or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem.
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
Additionally, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The United States continuously enacts tax legislation, including regulations related to the significant tax reform legislation enacted in 2017, and certain tax provisions may potentially adversely affect us in the future. For example, President Biden’s plan to increase the U.S. federal corporate income tax rate could materially increase the amount of taxes we owe, thereby negatively impacting our results of operations as well as our cash flows from operations. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and

Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition, or results of operations may be adversely impacted.
If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2021, we had a net balance of $193 million of goodwill and intangible assets related to business acquisitions. An adverse change in market conditions, particularly a change resulting in a significant decrease in our share price, or if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2020, we had federal and state net operating loss carryforwards, or NOLs, of $1,230 million and $491 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, including in connection with our initial public offering or our follow-on public offering. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. Our NOLs generated before fiscal year 2018 are subject to a 20-year carryover limitation and may expire if unused within that period. There is also a risk that due to legislative changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Our NOLs may also be subject to limitations under state law. For example, California recently enacted legislation suspending the use of NOLs for taxable years 2020, 2021 and 2022 for many taxpayers. In addition, under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, the amount of NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.
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
In addition, the COVID-19 pandemic has and may continue to disrupt the operations of our customers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows. More generally, the COVID-19 pandemic has adversely affected economies and financial markets globally, potentially leading to prolonged and disproportionate impacts to certain industries, which could decrease technology spending and adversely affect demand for our offerings and harm our business and results of operations. Further, as companies adapt to the changing economic environment, they may have purchasing behavior which does not match historical trends, negatively impacting our ability to forecast our results.
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
As of June 30, 2021, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 30% of our outstanding common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to exert significant influence in matters requiring stockholder approval. For example, these stockholders may be able to exert significant influence in elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
Our charter documents designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings under state laws and the district courts of the United States as the sole and exclusive forum for causes of action arising under the Securities Act that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other employees.
Our certificate of incorporation and bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any state law claims for (A) any derivative action or proceeding brought on our behalf, (B) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (C) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, our certificate of incorporation, or our bylaws, or (D) any action asserting a claim against us governed by the internal affairs doctrine. In addition, our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.

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
In March 2018, we issued $575 million in aggregate principal amount of 0.25% convertible senior notes due 2023 (the “2023 Notes”), in a private offering. The interest rate on the 2023 Notes is fixed at 0.25% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year. In June 2020, we issued $1,150 million aggregate principal amount of 0.625% convertible senior notes due 2025 in a private offering (the “2025 Notes,” and together with the 2023 Notes, the “Notes”). The interest rate on the 2025 Notes is fixed at 0.625% per annum and is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. In connection with the offering of the 2025 Notes, the Company used $618 million of the net proceeds from the offering of the 2025 Notes to repurchase $426 million aggregate principal amount of the 2023 Notes in cash through individual privately negotiated transactions (the “2023 Notes Partial Repurchase”). As of the repurchase date, the carrying value of the 2023 Notes subject to the 2023 Notes Partial Repurchase, net of unamortized debt discount and issuance costs, was $367 million. The 2023 Notes Partial Repurchase resulted in a $26 million loss on early debt extinguishment. As of June 30, 2021, $149 million of principal remains outstanding on the 2023 Notes. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As disclosed in Note 7 of the Notes to our Condensed Consolidated Financial Statements, the conditional conversion feature of the 2023 Notes that is based on the closing stock price of our common stock during the last 30 trading days of a calendar quarter was triggered as of June 30, 2021, and the 2023 Notes are convertible at the option of the holders, in whole or in part, between July 1, 2021 and September 30, 2021. Whether the 2023 Notes will be convertible following such calendar quarter will depend on the satisfaction of this conditional conversion feature or another conversion condition in the future. The 2025 Notes are not currently convertible.
In addition, even if holders do not elect to convert their Notes at a time when they are convertible, we are required to reclassify the outstanding principal of the Notes that are convertible as a current rather than long-term liability, resulting in a material reduction of our net working capital. We have classified the 2023 Notes as a current liability on the condensed consolidated balance sheet as of June 30, 2021.
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
Item 5. Other Information
On July 27, 2021, the Board of Directors of the Company approved a further amendment and restatement of the Amended and Restated Bylaws of the Company (the “Amended and Restated Bylaws”) to (i) amend Section 2 of Article I thereof to, among other things, add additional notice and disclosure requirements for stockholders proposing to nominate any individual for election or reelection as a director and (ii) amend Section 8 of Article VI thereof to, among other things, designate federal district courts of the United States as the exclusive forum for any litigation arising under the Securities Act.
The foregoing summary and description of the provisions of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT
INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36456	3.1	August 7, 2014
3.2	Amended and Restated By-laws of the Registrant.	Filed herewith
10.1	Forms of Indemnification Agreement.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

#	Indicates management contract or compensatory plan, contract, or agreement.

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zendesk, Inc.
Date: July 30, 2021	By:	/s/ Shelagh Glaser
Shelagh Glaser
Chief Financial Officer (Principal Financial Officer)