Form 10-Q
period 2021-09-30
Zendesk, Inc.
filed 2021-11-01
CIK 1463172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of October 29, 2021, there were 120,888,142 shares of the registrant’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ZENDESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$532,517	$405,430
Marketable securities	421,328	565,593
Accounts receivable, net of allowance for credit losses of $4,702 and $5,787 as of September 30, 2021 and December 31, 2020, respectively	187,460	199,243
Deferred costs	66,282	51,878
Prepaid expenses and other current assets	61,769	53,829
Total current assets	1,269,356	1,275,973
Marketable securities, noncurrent	591,153	428,678
Property and equipment, net	93,523	94,208
Deferred costs, noncurrent	67,448	52,731
Lease right-of-use assets	73,094	84,013
Goodwill and intangible assets, net	198,946	196,218
Other assets	27,720	25,458
Total assets	$2,321,240	$2,157,279
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$33,535	$15,428
Accrued liabilities	45,401	38,921
Accrued compensation and related benefits	128,280	103,437
Deferred revenue	444,373	378,935
Lease liabilities	20,201	23,533
Current portion of convertible senior notes, net	137,861	132,388
Total current liabilities	809,651	692,642
Convertible senior notes, net	968,188	935,576
Deferred revenue, noncurrent	3,696	4,423
Lease liabilities, noncurrent	66,733	85,275
Other liabilities	4,696	7,532
Total liabilities	1,852,964	1,725,448
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,204	1,174
Additional paid-in capital	1,553,846	1,344,337
Accumulated other comprehensive (loss) income	(8,385)	3,203
Accumulated deficit	(1,078,389)	(916,883)
Total stockholders’ equity	468,276	431,831
Total liabilities and stockholders’ equity	$2,321,240	$2,157,279
See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$346,974	$261,926	$963,238	$746,066
Cost of revenue (1)	70,226	62,819	197,863	184,036
Gross profit	276,748	199,107	765,375	562,030
Operating expenses (1):
Research and development	92,112	64,842	248,721	184,266
Sales and marketing	172,828	123,737	495,596	369,442
General and administrative	50,716	38,854	139,667	109,427
Total operating expenses	315,656	227,433	883,984	663,135
Operating loss	(38,908)	(28,326)	(118,609)	(101,105)
Other income (expense), net:
Interest expense	(14,762)	(14,087)	(43,768)	(29,060)
Loss on early extinguishment of debt	—	—	—	(25,950)
Interest and other income (expense), net	2,386	3,683	8,430	12,750
Total other income (expense), net	(12,376)	(10,404)	(35,338)	(42,260)
Loss before provision for income taxes	(51,284)	(38,730)	(153,947)	(143,365)
Provision for income taxes	3,133	1,973	7,842	4,777
Net loss	$(54,417)	$(40,703)	$(161,789)	$(148,142)
Net loss per share, basic and diluted	$(0.45)	$(0.35)	$(1.36)	$(1.29)
Weighted-average shares used to compute net loss per share, basic and diluted	120,164	115,809	119,050	114,653
(1) Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$5,343	$4,831	$15,047	$15,077
Research and development	17,189	13,921	49,886	39,076
Sales and marketing	24,915	19,335	72,648	53,467
General and administrative	12,086	8,176	31,020	24,437

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(54,417)	$(40,703)	$(161,789)	$(148,142)
Other comprehensive (loss) income, before tax:
Net unrealized (loss) gain on available-for-sale investments	(863)	(1,361)	(3,664)	2,817
Net unrealized (loss) gain on derivative instruments	(2,354)	388	(7,972)	(848)
Other comprehensive (loss) income, before tax	(3,217)	(973)	(11,636)	1,969
Tax effect	—	699	—	—
Other comprehensive (loss) income, net of tax	(3,217)	(274)	(11,636)	1,969
Comprehensive loss	$(57,634)	$(40,977)	$(173,425)	$(146,173)

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2021						Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	119,789	$1,197	$1,492,117	$(5,216)	$(1,023,971)	$464,127	115,186	$1,150	$1,212,471	$2,834	$(806,145)	$410,310
Issuance of common stock upon exercise of stock options	212	2	3,752	—	—	3,754	577	6	15,483	—	—	15,489
Issuance of common stock for settlement of RSUs and PRSUs	521	5	(2,642)	—	—	(2,637)	700	8	(1,998)	—	—	(1,990)
Share-based compensation	—	—	60,619	—	—	60,619	—	—	47,271	—	—	47,271
Other comprehensive loss, net of tax	—	—	—	(3,217)	—	(3,217)	—	—	—	(274)	—	(274)
Net loss	—	—	—	—	(54,417)	(54,417)	—	—	—	—	(40,703)	(40,703)
Other	—	—	—	48	(1)	47	—	—	15	—	—	15
Balances at end of period	120,522	$1,204	$1,553,846	$(8,385)	$(1,078,389)	$468,276	116,463	$1,164	$1,273,242	$2,560	$(846,848)	$430,119

	Nine Months Ended September 30, 2021						Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	117,489	$1,174	$1,344,337	$3,203	$(916,883)	$431,831	113,081	$1,130	$1,155,044	$591	$(698,781)	$457,984
Issuance of common stock upon exercise of stock options	820	8	18,881	—	—	18,889	911	9	24,582	—	—	24,591
Issuance of common stock for settlement of RSUs and PRSUs	1,833	18	(8,958)	—	—	(8,940)	2,118	21	(6,150)	—	—	(6,129)
Issuance of common stock in connection with employee stock purchase plan	380	4	27,651	—	—	27,655	353	4	19,948	—	—	19,952
Share-based compensation	—	—	171,935	—	—	171,935	—	—	135,326	—	—	135,326
Equity component of 2025 convertible senior notes	—	—	—	—	—	—	—	—	216,026	—	—	216,026
Purchase of capped calls related to 2025 convertible senior notes	—	—	—	—	—	—	—	—	(129,950)	—	—	(129,950)
Equity component of partial repurchase of 2023 convertible senior notes	—	—	—	—	—	—	—	—	(224,639)	—	—	(224,639)
Proceeds from capped calls related to 2023 convertible senior notes	—	—	—	—	—	—	—	—	83,040	—	—	83,040
Other comprehensive (loss) income, net of tax	—	—	—	(11,636)	—	(11,636)	—	—	—	1,969	—	1,969
Net loss	—	—	—	—	(161,789)	(161,789)	—	—	—	—	(148,142)	(148,142)
Other	—	—	—	48	283	331	—	—	15	—	75	90
Balances at end of period	120,522	$1,204	$1,553,846	$(8,385)	$(1,078,389)	$468,276	116,463	$1,164	$1,273,242	$2,560	$(846,848)	$430,119
See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(161,789)	$(148,142)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	27,953	32,602
Share-based compensation	168,601	132,057
Amortization of deferred costs	48,739	32,390
Amortization of debt discount and issuance costs	38,085	26,230
Loss on early extinguishment of debt	—	25,950
Repayment of convertible senior notes attributable to debt discount	—	(38,637)
Allowance for credit losses on accounts receivable	6,199	8,450
Other, net	1,241	(2,315)
Changes in operating assets and liabilities:
Accounts receivable	3,733	(33,035)
Prepaid expenses and other current assets	(9,385)	(3,116)
Deferred costs	(75,846)	(47,292)
Lease right-of-use assets	12,876	15,472
Other assets and liabilities	(3,888)	(1,022)
Accounts payable	18,304	(26,208)
Accrued liabilities	1,349	1,569
Accrued compensation and related benefits	16,059	18,252
Deferred revenue	64,710	4,369
Lease liabilities	(22,658)	(17,503)
Net cash provided by (used in) operating activities	134,283	(19,929)
Cash flows from investing activities
Purchases of property and equipment	(11,030)	(19,489)
Internal-use software development costs	(10,837)	(10,901)
Purchases of marketable securities	(718,636)	(701,367)
Proceeds from maturities of marketable securities	590,588	281,476
Proceeds from sales of marketable securities	101,995	105,506
Business combinations, net of cash acquired	(7,811)	—
Purchases of strategic investments	(1,000)	(1,500)
Proceeds from sales of strategic investments	1,008	1,577
Net cash used in investing activities	(55,723)	(344,698)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $21,010	—	1,128,990
Purchase of capped calls related to 2025 convertible senior notes	—	(129,950)
Payments for 2023 convertible senior notes partial repurchase	—	(578,973)
Proceeds from capped calls related to 2023 convertible senior notes	—	83,040
Proceeds from exercises of employee stock options	18,889	24,591
Proceeds from employee stock purchase plan	37,136	28,913
Taxes paid related to net share settlement of share-based awards	(8,940)	(6,127)
Net cash provided by financing activities	47,085	550,484
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(33)	237
Net increase in cash, cash equivalents and restricted cash	125,612	186,094
Cash, cash equivalents and restricted cash at beginning of period	407,859	199,905
Cash, cash equivalents and restricted cash at end of period	$533,471	$385,999

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$532,517	$383,318
Restricted cash included in prepaid expenses and other current assets	949	1,957
Restricted cash included in other assets	5	724
Total cash, cash equivalents and restricted cash	$533,471	$385,999

Supplemental cash flow data
Cash paid for interest	$3,967	$1,174
Cash paid for taxes	$7,940	$3,093
Non-cash investing and financing activities
Balance of property and equipment in accounts payable and accrued expenses	$1,069	$1,642
Share-based compensation capitalized in internal-use software development costs	$1,317	$2,536
Share-based compensation capitalized in deferred costs	$2,013	$1,229
Property and equipment acquired through tenant improvement allowances	$429	$110

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
Concentrations of Risk
As of September 30, 2021 and December 31, 2020, no customers represented 10% or greater of our total accounts receivable balance. There were no customers that individually exceeded 10% of our revenue during the three and nine months ended September 30, 2021 or 2020.
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
Note 2. Business Combinations
Cleverly, Lda.
In the third quarter of 2021, we completed the acquisition of Cleverly, Lda., or Cleverly, resulting in increases of $7 million and $1 million to goodwill and developed technology, respectively.
From the date of the acquisition, the financial results of Cleverly have been included in and are immaterial to our condensed consolidated financial statements. Pro forma revenue and results of operations have not been presented because the historical results are not material to our condensed consolidated financial statements in any period presented.
Pending Acquisition
On October 28, 2021, we entered into a definitive agreement to acquire Momentive Global Inc., or Momentive, an experience management company that offers SaaS feedback solutions. Under the terms of the agreement, each issued and outstanding share of Momentive common stock will be converted into the right to receive 0.225 shares of Zendesk common stock. The agreement also provides for Zendesk’s assumption of outstanding options and other unvested equity awards held by continuing Momentive employees.
The transaction, which is anticipated to close in the first half of calendar year 2022, is subject to approval by Zendesk and Momentive stockholders, the receipt of required regulatory approvals, and other customary closing conditions. A fee of up to $150 million may be payable by Zendesk or by Momentive upon termination of the transaction, as more fully described in the agreement.
Note 3. Financial Instruments

Investments
The following tables present information about our financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurement at September 30, 2021
	Level 1	Level 2	Total
Description
Corporate bonds	$—	$413,386	$413,386
U.S. Treasury securities	—	401,614	401,614
Money market funds	279,370	—	279,370
Asset-backed securities	—	104,765	104,765
Agency securities	—	51,684	51,684
Commercial paper	—	33,687	33,687
Certificates of deposit and time deposits	—	7,345	7,345
Total	$279,370	$1,012,481	$1,291,851
Included in cash and cash equivalents			$279,370
Included in marketable securities			$1,012,481

	Fair Value Measurement at December 31, 2020
	Level 1	Level 2	Total
Description
U.S. Treasury securities	$—	$431,087	$431,087
Corporate bonds	—	366,638	366,638
Money market funds	162,156	—	162,156
Asset-backed securities	—	101,239	101,239
Agency securities	—	80,394	80,394
Commercial paper	—	36,954	36,954
Certificates of deposit and time deposits	—	10,657	10,657
Total	$162,156	$1,026,969	$1,189,125
Included in cash and cash equivalents			$194,854
Included in marketable securities			$994,271

As of September 30, 2021 and December 31, 2020, there were no securities within Level 3 of the fair value hierarchy. There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2021 or 2020.
As of September 30, 2021, gross unrealized gains and losses for marketable securities were $3 million and not material, respectively. The aggregate amortized cost basis for cash equivalents and marketable securities was $1,289 million and excludes accrued interest of $3 million. The aggregate fair value of securities with unrealized losses was $292 million.
As of December 31, 2020, gross unrealized gains and losses for marketable securities were $6 million and not material, respectively. The aggregate amortized cost basis for cash equivalents and marketable securities was $1,183 million and excludes accrued interest of $3 million. The aggregate fair value of securities with unrealized losses was $107 million.
Unrealized losses for securities that have been in an unrealized loss position for more than 12 months as of September 30, 2021 and December 31, 2020 were not material. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period. We intend to hold our marketable securities to maturity and it is unlikely that they would be sold before their cost bases are recovered.
The following table classifies our marketable securities by contractual maturity (in thousands):

	September 30, 2021	December 31, 2020
Due in one year or less	$421,328	$565,593
Due after one year and within five years	591,153	428,678
Total	$1,012,481	$994,271

As of September 30, 2021 and December 31, 2020, the balance of strategic investments without readily determinable fair values was $12 million and $11 million, respectively. There have been no adjustments to the carrying values of strategic investments resulting from impairments or observable price changes. During the three months ended September 30, 2021, we sold a strategic investment and realized a gain of approximately $1 million, which was recorded in interest and other income (expense), net in our consolidated statements of operations.
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
We include time value related to our cash flow hedges for effectiveness testing purposes and the entire change in the unrecognized value of our hedge contracts is recorded in accumulated other comprehensive income (loss), or AOCI. As of September 30, 2021, the balance of AOCI included an unrecognized net loss of $6 million related to the changes in the fair value of foreign currency forward contracts designated as cash flow hedges. We expect to reclassify a net loss of $7 million into earnings over the next 12 months associated with our cash flow hedges.
The following tables present information about our derivative instruments on our consolidated balance sheets (in thousands):

	September 30, 2021
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$5,268	Accrued liabilities	$9,874
Total		$5,268		$9,874

	December 31, 2020
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$7,922	Accrued liabilities	$5,768
Total		$7,922		$5,768

Our foreign currency forward contracts had a total notional value of $452 million and $345 million as of September 30, 2021 and December 31, 2020, respectively. We have a master netting arrangement with each of our counterparties, which permit net settlement of multiple, separate derivative contracts with a single payment. We do not have collateral requirements with any of our counterparties. GAAP permits companies to present the fair value of derivative instruments on a net basis according to master netting arrangements. We have elected to present our derivative instruments on a gross basis in our consolidated financial statements. We do not enter into any derivative contracts for trading or speculative purposes. All derivatives have been designated as hedging instruments.
The following table presents information about our foreign currency forward contracts on our consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
Classification	2021	2020	2021	2020
Revenue	$(1,126)	$100	$(3,207)	$1,222
Cost of revenue	(76)	163	814	(701)
Research and development	(92)	174	911	(671)
Sales and marketing	(180)	366	1,893	(1,350)
General and administrative	(53)	108	654	(374)
Total	$(1,527)	$911	$1,065	$(1,874)
The loss recognized in AOCI related to foreign currency forward contracts was $4 million for the three months ended September 30, 2021. The gain recognized in AOCI related to foreign currency forward contracts was $1 million for the three months ended September 30, 2020. The loss recognized in AOCI related to foreign currency forward contracts was $7 million and $3 million for the nine months ended September 30, 2021 and 2020, respectively.

The cash flow effects related to foreign currency forward contracts are included within operating activities on our consolidated statements of cash flows.
Convertible Senior Notes
As of September 30, 2021, the fair values of our 0.25% convertible senior notes due 2023 and our 0.625% convertible senior notes due 2025 were $283 million and $1,440 million, respectively. We estimate the fair value of our convertible senior notes based on their last traded prices or market observable inputs, resulting in a Level 2 classification in the fair value hierarchy. Based on the closing price of our common stock of $116.39 on the last trading day of the quarter, the if-converted values of the 2023 and 2025 convertible senior notes exceeded their remaining principal amounts by $126 million and $81 million, respectively, as of September 30, 2021.

Note 4. Costs to Obtain Customer Contracts
The balance of deferred costs to obtain customer contracts was $134 million and $105 million as of September 30, 2021 and December 31, 2020, respectively. Amortization expense for deferred costs was $18 million and $12 million for the three months ended September 30, 2021 and 2020, respectively, and $49 million and $32 million for the nine months ended September 30, 2021 and 2020, respectively. There were no impairment losses related to deferred costs for the periods presented.

Note 5. Property and Equipment
Property and equipment, net consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Leasehold improvements	$79,702	$91,205
Capitalized internal-use software	57,849	48,730
Computer equipment and licensed software and patents	37,871	30,725
Furniture and fixtures	14,644	13,759
Construction in progress	17,481	13,222
Total	207,547	197,641
Less: accumulated depreciation and amortization	(114,024)	(103,433)
Property and equipment, net	$93,523	$94,208

Depreciation expense was $6 million and $7 million for the three months ended September 30, 2021 and 2020, respectively, and $17 million and $20 million for the nine months ended September 30, 2021 and 2020, respectively.

Amortization expense of capitalized internal-use software was $2 million for each of the three months ended September 30, 2021 and 2020, and $5 million for each of the nine months ended September 30, 2021 and 2020. The carrying values of capitalized internal-use software as of September 30, 2021 and December 31, 2020 were $39 million and $32 million, respectively, including $16 million and $13 million in construction in progress, respectively.

Note 6. Leases
The following table presents information about leases on our consolidated balance sheets (in thousands):

	September 30, 2021	December 31, 2020
Assets
Lease right-of-use assets	$73,094	$84,013
Liabilities
Lease liabilities	20,201	23,533
Lease liabilities, noncurrent	66,733	85,275

As of September 30, 2021, the weighted average remaining lease term was 5.8 years and the weighted average discount rate was 4.6%.
The following table presents information about leases on our consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense	$5,455	$6,573	$16,583	$19,590
Short-term lease expense	130	128	386	451
Variable lease expense	1,297	1,412	3,759	4,614
Sublease income	(450)	(422)	(1,324)	(1,281)

The following table presents supplemental cash flow information about our leases (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$20,460	$24,029
Operating lease assets obtained in exchange for new lease liabilities	4,452	14,960

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

Note 7. Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2021 are as follows (in thousands):

Balance as of December 31, 2020	$169,662
Goodwill acquired	7,103
Balance as of September 30, 2021	$176,765
Acquired intangible assets subject to amortization consist of the following (in thousands):

	As of September 30, 2021
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
				(In years)
Developed technology	$28,000	$(12,528)	$15,472	3.3
Customer relationships	14,300	(7,591)	6,709	3.4
	$42,300	$(20,119)	$22,181

	As of December 31, 2020
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
				(In years)
Developed technology	$30,200	$(12,445)	$17,755	4.1
Customer relationships	14,710	(6,076)	8,634	4.0
Backlog	3,200	(3,033)	167	0.3
	$48,110	$(21,554)	$26,556

In the third quarter of 2021, we removed developed technology, customer relationships, and backlog intangible assets which had become fully amortized from our consolidated balance sheet. Amortization expense of acquired intangible assets was $2 million for each of the three months ended September 30, 2021 and 2020, and $5 million and $7 million for the nine months ended September 30, 2021 and 2020, respectively.
Estimated future amortization expense as of September 30, 2021 is as follows (in thousands):

Remainder of 2021	$1,861
2022	7,279
2023	6,583
2024	4,839
2025	972
Thereafter	647
$22,181

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

During the three months ended September 30, 2021, the conditions allowing holders of the 2025 Notes to convert were not met. As the criteria for conversion were not met, the 2025 Notes are classified as a long-term liability as of September 30, 2021.

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

The net carrying amount of the liability component of the 2025 Notes is as follows (in thousands):

	September 30, 2021	December 31, 2020
Principal	$1,150,000	$1,150,000
Unamortized Debt Discount	(168,392)	(198,857)
Unamortized issuance costs	(13,420)	(15,567)
Net carrying amount	$968,188	$935,576

The net carrying amount of the equity component of the 2025 Notes is as follows (in thousands):

	September 30, 2021	December 31, 2020
Debt Discount for Conversion Option	$220,061	$220,061
Issuance costs	(4,035)	(4,035)
Net carrying amount	$216,026	$216,026

The interest expense related to the 2025 Notes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual interest expense	$1,797	$1,797	$5,391	$2,076
Amortization of Debt Discount	10,281	9,785	30,465	11,297
Amortization of issuance costs	735	660	2,147	761
Total interest expense	$12,813	$12,242	$38,003	$14,134

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

In connection with the offering of the 2025 Notes, we used $618 million of the net proceeds from the offering of the 2025 Notes to repurchase $426 million aggregate principal amount of the 2023 Notes in cash through individual privately negotiated transactions, the “2023 Notes Partial Repurchase.” Of the $618 million consideration, $393 million and $225 million were allocated to the debt and equity components on our consolidated balance sheets, respectively, utilizing an effective interest rate to determine the fair value of the liability component. The fair value of the liability component is estimated by calculating the present value of expected cash flows using an interest rate that reflects our incremental borrowing rate, with an estimated adjustment for our credit standing on nonconvertible debt with similar maturity. As of the repurchase date, the carrying value of the 2023 Notes subject to the 2023 Notes Partial Repurchase, net of unamortized debt discount and issuance costs, was $367 million. The 2023 Notes Partial Repurchase resulted in a $26 million loss on early debt extinguishment. Additionally, $39 million of the total consideration was related to repayment of the debt discount and reflected as a cash outflow from operating activities. As of September 30, 2021, $149 million of principal remains outstanding on the 2023 Notes.

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

During the three months ended September 30, 2021, the conditions allowing holders of the 2023 Notes to convert were met. The 2023 Notes are therefore convertible during the three months ending December 31, 2021, and are classified as a current liability as of September 30, 2021. To date, we have received one request for conversion for an immaterial amount of 2023 Notes.

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

The net carrying amount of the liability component of the 2023 Notes is as follows (in thousands):

	September 30, 2021	December 31, 2020
Principal	$149,194	$149,194
Unamortized Debt Discount	(10,362)	(15,394)
Unamortized issuance costs	(971)	(1,412)
Net carrying amount	$137,861	$132,388

The net carrying amount of the equity component of the 2023 Notes is as follows (in thousands):

	September 30, 2021	December 31, 2020
Debt Discount for Conversion Option	$32,427	$32,427
Issuance costs	(765)	(765)
Net carrying amount	$31,662	$31,662

The interest expense related to the 2023 Notes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual interest expense	$93	$93	$279	$770
Amortization of Debt Discount	1,699	1,614	5,032	13,097
Amortization of issuance costs	151	135	441	1,075
Total interest expense	$1,943	$1,842	$5,752	$14,942

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

In June 2020, and in connection with the 2023 Notes Partial Repurchase, we terminated the 2023 Capped Calls corresponding to approximately 6.7 million shares for cash proceeds of $83 million. The proceeds were recorded as an increase to additional paid-in capital in the consolidated balance sheets. As of September 30, 2021, there remains outstanding 2023 Capped Calls giving the Company the option to purchase approximately 2.4 million shares (subject to adjustment).

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

On October 24, 2019 and November 7, 2019, purported stockholders of the Company filed two putative class action complaints in the United States District Court for the Northern District of California, entitled Charles Reidinger v. Zendesk, Inc., et al., 3:19-cv-06968-CRB and Ho v. Zendesk, Inc., et al., No. 3:19-cv-07361-WHA, respectively, against the Company and certain of the Company’s executive officers. The complaints are nearly identical and allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Zendesk, Inc. common stock between February 6, 2019 and October 1, 2019, inclusive. The claims are based upon allegations that the defendants misrepresented and/or omitted material information in certain of our prior public filings. To this point, no discovery has occurred in these cases. The court appointed a lead plaintiff and consolidated the various lawsuits into a single action (Case No. 3:19-cv-06968-CRB), and the lead plaintiff filed its amended complaint on April 14, 2020 asserting the same alleged violations of securities laws as the initial complaints. On June 29, 2020, Zendesk and the executive officer defendants moved to dismiss the amended complaint. On November 9, 2020, the court granted Zendesk's motion to dismiss and granted plaintiff leave to amend its complaint. On January 8, 2021, plaintiff filed its second amended complaint and on January 22, 2021, Zendesk and the executive officer defendants moved to dismiss the second amended complaint. On March 2, 2021, the court granted Zendesk's motion to dismiss the second amended complaint. On March 23, 2021, judgment was entered in favor of Zendesk and the executive officer defendants. On April 20, 2021, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit. On July 29, 2021, plaintiff filed its opening brief in the appeal, and on October 13, 2021, the Company and the executive officer defendants filed their answering brief.

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

Note 10. Common Stock and Stockholders’ Equity
Common Stock
As of September 30, 2021 and December 31, 2020, there were 400 million shares of common stock authorized for issuance with a par value of $0.01 per share, and 120.5 million and 117.5 million shares were issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.
Preferred Stock
As of September 30, 2021 and December 31, 2020, there were 10 million shares of preferred stock authorized for issuance with a par value of $0.01 per share and no shares of preferred stock were issued or outstanding.
Employee Equity Plans
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan, or ESPP, eligible employees are granted options to purchase shares of our common stock through payroll deductions. The ESPP provides for 18-month offering periods, which include three six-month purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of the offering period or the fair market value of our common stock at the end of the purchase period. In both May 2021 and 2020, 0.4 million shares of common stock were purchased under the ESPP. Pursuant to the terms of the ESPP, the number of shares reserved under the ESPP increased by 1.2 million shares on January 1, 2021. As of September 30, 2021, 5.6 million shares of common stock were available for issuance under the ESPP.
Stock Option and Grant Plans
Our board of directors adopted the 2009 Stock Option and Grant Plan, or the 2009 Plan, in July 2009. The 2009 Plan was terminated in connection with our initial public offering in May 2014, and accordingly, no shares are available for issuance under this plan. The 2009 Plan continues to govern outstanding awards granted thereunder.
Our 2014 Stock Option and Incentive Plan, or the 2014 Plan, serves as the successor to our 2009 Plan. Pursuant to the terms of the 2014 Plan, the number of shares reserved for issuance under the 2014 Plan increased by 5.9 million shares on January 1, 2021. As of September 30, 2021, we had 18.9 million shares of common stock available for future grants under the 2014 Plan.

A summary of restricted stock unit (“RSU”) activity for the nine months ended September 30, 2021 is as follows (in thousands, except per share information):

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested — January 1, 2021	5,141	$75.93
Granted	1,835	147.67
Vested	(1,796)	68.49
Forfeited or canceled	(742)	86.86
Unvested — September 30, 2021	4,438	$106.77

The total fair value of RSUs vested during the nine months ended September 30, 2021 and 2020 was $249 million and $168 million, respectively. The fair value of RSUs vested represents market value on the vesting date.
A summary of stock option activity for the nine months ended September 30, 2021 is as follows (in thousands, except per share information):

	Stock Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding — January 1, 2021	4,235	$31.42	5.2	$473,358
Granted	411	148.05
Exercised	(820)	23.02
Forfeited or canceled	(118)	97.88
Outstanding — September 30, 2021	3,708	$44.09	5.0	$280,266

The aggregate intrinsic value for options outstanding represents the difference between the closing market price of our common stock on the last trading day of the reporting period and the exercise price of outstanding, in-the-money options.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2021 and 2020 was $94 million and $54 million, respectively. The intrinsic value for options exercised represents the difference between the exercise price and the market value on the date of exercise. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2021 and 2020 was $52.60 and $31.41, respectively.
As of September 30, 2021, we had a total of $477 million in future expense related to all equity awards to be recognized over a weighted average period of 2.7 years.
For the three and nine months ended September 30, 2021, we recorded $2 million of share-based compensation expense related to accelerated vesting of share-based awards associated with certain employee terminations.
Performance Restricted Stock Units
In 2018, performance-based restricted stock units, or PRSUs, representing 0.2 million shares of common stock were granted in connection with the acquisition of FutureSimple Inc. The PRSUs vested in four semi-annual tranches through March 2021 and were subject to service and performance conditions. No expense was recorded in the three months ended September 30, 2021. For the nine months ended September 30, 2021, we recorded $1 million of share-based compensation expense related to the PRSUs. For the three and nine months ended September 30, 2020, we recorded $3 million and $5 million of share-based compensation expense related to the PRSUs, respectively. For the three and nine months ended September 30, 2021, zero and 37 thousand PRSUs were vested, respectively. For the three and nine months ended September 30, 2020, 36 thousand and 62 thousand PRSUs were vested, respectively.

Note 11. Deferred Revenue and Performance Obligations
The changes in the balances of deferred revenue are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$442,463	$316,113	$383,358	$323,962
Billings	352,580	273,464	1,027,949	749,755
Subscription and services revenue	(327,812)	(249,052)	(912,665)	(707,715)
Other revenue*	(19,162)	(12,874)	(50,573)	(38,351)
Balance, end of period	$448,069	$327,651	$448,069	$327,651
*Other revenue primarily includes implementation and training services, Talk usage, and amounts from contract assets.

For the three months ended September 30, 2021 and 2020, the majority of revenue recognized was from the deferred revenue balances at the beginning of each period. For the nine months ended September 30, 2021 and 2020, less than half of revenue recognized was from the deferred revenue balances at the beginning of each period.

The aggregate balance of remaining performance obligations as of September 30, 2021 was $1,167 million. We expect to recognize $783 million of the balance as revenue in the next 12 months and the substantial majority of the remainder in the next 13-36 months. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized, including contracted revenue from renewals, and does not include contract amounts which are cancellable by the customer and amounts associated with optional renewal periods.

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
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(54,417)	$(40,703)	$(161,789)	$(148,142)
Weighted-average shares used to compute basic and diluted net loss per share	120,164	115,809	119,050	114,653
Net loss per share, basic and diluted	$(0.45)	$(0.35)	$(1.36)	$(1.29)

The anti-dilutive securities excluded from the shares used to calculate diluted net loss per share are as follows (in thousands):

	As of September 30,
	2021	2020
Shares subject to outstanding common stock options and employee stock purchase plan	3,894	4,607
Restricted stock units	4,438	5,171
Shares related to convertible senior notes	2,883	770
	11,215	10,548

The shares related to convertible senior notes in the table above are calculated based on the average market price of our common stock for the three months ended September 30, 2021 and 2020, respectively.

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

Note 13. Income Taxes
We reported income tax expense of $3 million and $2 million for the three months ended September 30, 2021 and 2020, respectively. We reported income tax expense of $8 million and $5 million for the nine months ended September 30, 2021 and 2020, respectively. The effective tax rate for each period differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for U.S. losses due to having a full valuation allowance against U.S. deferred tax assets.

Note 14. Geographic Information
Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.
Revenue
The following table presents our revenue by geographic area, as determined based on the billing address of our customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$174,264	$136,491	$489,476	$391,025
EMEA	102,889	73,798	282,323	210,487
APAC	35,730	28,954	98,700	81,105
Other	34,091	22,683	92,739	63,449
Total	$346,974	$261,926	$963,238	$746,066
Long-Lived Assets
The following table presents our long-lived assets by geographic area (in thousands):

	As of September 30, 2021	As of December 31, 2020
United States	$61,317	$76,383
EMEA:
Republic of Ireland	35,123	38,010
Other EMEA	6,837	5,784
Total EMEA	41,960	43,794
APAC:
Singapore	14,786	19,560
Other APAC	6,643	6,466
Total APAC	21,429	26,026
Other	3,361	344
Total	$128,067	$146,547

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
For the three months ended September 30, 2021 and 2020, our revenue was $347 million and $262 million, respectively, representing a 32% growth rate. For the nine months ended September 30, 2021 and 2020, our revenue was $963 million and $746 million, respectively, representing a 29% growth rate. For the three months ended September 30, 2021 and 2020, we derived $173 million, or 50%, and $125 million, or 48%, respectively, of our revenue from customers located outside of the United States. For the nine months ended September 30, 2021 and 2020, we derived $474 million, or 49%, and $355 million, or 48%, respectively, of our revenue from customers located outside of the United States. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. For the three months ended September 30, 2021 and 2020, we generated net losses of $54 million and $41 million, respectively. For the nine months ended September 30, 2021 and 2020, we generated net losses of $162 million and $148 million, respectively.

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
We have focused on rapidly growing our business and plan to continue to invest for long-term growth. We expect to continue to develop our hosting capabilities primarily through expenditures for third-party managed hosting services. The amount and timing of these expenditures will vary based on our estimates of projected growth and planned use of hosting resources. Over time, we anticipate that we will continue to gain economies of scale by efficiently utilizing our hosting and personnel resources to support the growth in our number of customers. In addition, we expect to incur third-party license fees to support certain products and amortization expense associated with acquired intangible assets and capitalized internal-use software. As a result, we expect our gross margin to improve in the long-term, although our gross margin may decrease in the near-term and may vary from period to period as our revenue fluctuates and as a result of the timing and amount of such costs.
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
As organizations and governments continue to adapt to changing conditions related to the COVID-19 pandemic worldwide, our business continuity plans have continued to focus on the health and safety of our employees while continuing to drive innovation in customer experience solutions for our customers. The ongoing global shift to a digital-first world has continued to emphasize the importance of fast time-to-value solutions such as our own and our need to reimagine the way our employees engage with each other and their customers. As we adjust to that new normal, we will continue to evaluate conditions in each region we operate. We continue to reassess local restrictions across the globe. We are considering re-opening some of our offices on a staggered, region-to-region basis in accordance with local authority guidelines, while taking into account vaccine administration prevalence and infection rates.
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

Logos. Our number of logos is a consolidation of paid customer accounts across our solutions, exclusive of our legacy Starter plan, free trials, or other free services, as of the end of the period. A paid customer account is one individual billing relationship for subscription to our services. We calculate our logo number by consolidating paid customer accounts that share common corporate information as a single organization or customer may have multiple paid customer accounts across our solutions to service separate subsidiaries, divisions, or work processes. As of September 30, 2021, we had 111,800 logos. We do not currently include in our logo metric logos associated with our legacy analytics product, our legacy Outbound product, our legacy Starter plan, our legacy Sell product, legacy Sunshine Conversations, our legacy Smooch product, free trials, or other free services.
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
Our dollar-based net expansion rate is based upon our annual recurring revenue for a set of logos on our products. Annual recurring revenue is determined by multiplying monthly recurring revenue by 12. Monthly recurring revenue is a legal and contractual determination made by assessing the contractual terms, as of the date of determination, as to the revenue we expect to generate in the next monthly period, assuming no changes to the subscription and without taking into account any usage above the subscription base, if any, that may be applicable to such subscription. We exclude the impact of revenue that we expect to generate from fixed-term contracts that are each associated with an existing account, are solely for additional temporary agents, and are not contemplated to last for the duration of the primary contract for the existing account from our determination of monthly recurring revenue. We additionally exclude the impact of accounts that are free-trial accounts that did not result in paid subscriptions, and temporary coupons, such as short-term discounts that were applied to certain accounts due to the COVID-19 pandemic, from our annual recurring revenue. Monthly recurring revenue is not determined by reference to historical revenue, deferred revenue, or any other United States generally accepted accounting principles, or GAAP, financial measure over any period.
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
Our dollar-based net expansion rate was 122% as of September 30, 2021. We expect that, among other factors, our continued focus on adding larger logos at the time of addition and the growth in our revenue will result in an overall decline in our dollar-based net expansion rate over time as our aggregate annual recurring revenue grows.
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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$346,974	$261,926	$963,238	$746,066
Cost of revenue (1)	70,226	62,819	197,863	184,036
Gross profit	276,748	199,107	765,375	562,030
Operating expenses (1):
Research and development	92,112	64,842	248,721	184,266
Sales and marketing	172,828	123,737	495,596	369,442
General and administrative	50,716	38,854	139,667	109,427
Total operating expenses	315,656	227,433	883,984	663,135
Operating loss	(38,908)	(28,326)	(118,609)	(101,105)
Other income (expense), net:
Interest expense	(14,762)	(14,087)	(43,768)	(29,060)
Loss on early extinguishment of debt	—	—	—	(25,950)
Interest and other income (expense), net	2,386	3,683	8,430	12,750
Total other income (expense), net	(12,376)	(10,404)	(35,338)	(42,260)
Loss before provision for income taxes	(51,284)	(38,730)	(153,947)	(143,365)
Provision for income taxes	3,133	1,973	7,842	4,777
Net loss	$(54,417)	$(40,703)	$(161,789)	$(148,142)

(1) Includes share-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$5,343	$4,831	$15,047	$15,077
Research and development	17,189	13,921	49,886	39,076
Sales and marketing	24,915	19,335	72,648	53,467
General and administrative	12,086	8,176	31,020	24,437

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (1)	20.2	24.0	20.5	24.7
Gross profit	79.8	76.0	79.5	75.3
Operating expenses (1):
Research and development	26.5	24.8	25.8	24.7
Sales and marketing	49.8	47.2	51.5	49.5
General and administrative	14.6	14.8	14.5	14.7
Total operating expenses	90.9	86.8	91.8	88.9
Operating loss	(11.1)	(10.8)	(12.3)	(13.6)
Other income (expense), net:
Interest expense	(4.3)	(5.4)	(4.5)	(3.9)
Loss on early extinguishment of debt	—	—	—	(3.5)
Interest and other income (expense), net	0.7	1.4	0.9	1.7
Total other income (expense), net	(3.6)	(4.0)	(3.6)	(5.7)
Loss before provision for income taxes	(14.7)	(14.8)	(15.9)	(19.3)
Provision for income taxes	0.9	0.8	0.8	0.6
Net loss	(15.6)%	(15.6)%	(16.7)%	(19.9)%

(1) Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	1.5%	1.8%	1.6%	2.0%
Research and development	5.0	5.3	5.2	5.2
Sales and marketing	7.2	7.4	7.5	7.2
General and administrative	3.5	3.1	3.2	3.3
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(In thousands, except percentages)
Revenue	$346,974	$261,926	32%	$963,238	$746,066	29%
Revenue increased $85 million, or 32%, in the three months ended September 30, 2021 compared to the same period in 2020. The total increase in revenue was primarily attributable to expansions from existing accounts as of September 30, 2020 and the remainder was attributable to revenue from new accounts acquired thereafter. Revenue increased $217 million, or 29%, in the nine months ended September 30, 2021 compared to the same period in 2020. The total increase in revenue was primarily attributable to expansions from existing accounts and the remainder was attributable to revenue from new accounts. Revenue from new accounts on a year-to-date basis reflects the revenue recognized from new customers acquired in the 12 months prior for each discrete quarter within the year-to-date period.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(In thousands, except percentages)
Cost of revenue	$70,226	$62,819	12%	$197,863	$184,036	8%
Gross margin	79.8%	76.0%		79.5%	75.3%
Cost of revenue increased $7 million, or 12%, and $14 million, or 8%, in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The overall increase was primarily due to increased hosting and related costs of $2 million and $8 million and increased third-party license fees of $2 million and $6 million, respectively, driven by increased customer usage. Additionally, in the three and nine months ended September 30, 2021, employee compensation costs increased $3 million, driven by incentive compensation. The overall increase was partially offset by a decrease in amortization expense from fully amortized acquired intangible assets of $1 million and $2 million, respectively.
Our gross margin increased by 3.8 and 4.2 percentage points in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, driven primarily by increased optimization of personnel costs in our product support organization and efficiency from our hosting infrastructure.
Operating Expenses
Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(In thousands, except percentages)
Research and development	$92,112	$64,842	42%	$248,721	$184,266	35%
Research and development expenses increased $27 million, or 42%, and $64 million, or 35%, in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The overall increase was primarily due to increased employee compensation-related costs of $20 million and $54 million, respectively, driven by headcount growth and incentive compensation. The increase was also driven by higher allocated shared costs of $3 million and $6 million, respectively.
Sales and Marketing Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(In thousands, except percentages)
Sales and marketing	$172,828	$123,737	40%	$495,596	$369,442	34%
Sales and marketing expenses increased $49 million, or 40%, and $126 million, or 34%, in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The overall increase was primarily due to increased employee compensation-related costs, including amortization of deferred commissions, of $33 million and $91 million, respectively, driven by headcount growth and increased utilization of our product support organization, and increased marketing program costs of $8 million and $19 million, respectively, primarily driven by increased volume of marketing and advertising activities. The increase was also driven by higher allocated shared costs of $5 million and $14 million, respectively.
General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(In thousands, except percentages)
General and administrative	$50,716	$38,854	31%	$139,667	$109,427	28%
General and administrative expenses increased $12 million, or 31%, and $30 million, or 28%, in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The overall increase was primarily due to increased employee compensation-related costs of $9 million and $23 million, respectively, due to headcount growth and incentive compensation, and higher allocated shared costs of $1 million and $2 million, respectively. The overall increase in the nine months ended September 30, 2021 was also driven by a one-time impairment charge of $1 million in the second quarter of 2021.
Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(In thousands, except percentages)
Interest expense	$(14,762)	$(14,087)	5%	$(43,768)	$(29,060)	51%
Loss on early extinguishment of debt	—	—	*	—	(25,950)	*
Interest and other income (expense), net	2,386	3,683	(35)%	8,430	12,750	(34)%
*not meaningful
Interest expense increased by $1 million and $15 million in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, primarily due to the issuance of the 2025 Notes in the second quarter of 2020. The loss on early extinguishment of debt was $26 million in the nine months ended September 30, 2020, due to the 2023 Notes Partial Repurchase. Interest and other income (expense), net decreased by $1 million and $4 million in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, primarily due to a decrease in interest rates.
Liquidity and Capital Resources

As of September 30, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.5 billion, which were held for working capital and general corporate purposes. Our cash equivalents and marketable securities are comprised of U.S. Treasury securities, corporate bonds, money market funds, asset-backed securities, agency securities, commercial paper, certificates of deposit, and time deposits.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$134,283	$(19,929)
Net cash used in investing activities	(55,723)	(344,698)
Net cash provided by financing activities	47,085	550,484

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
In March 2018, we issued $575 million aggregate principal amount of 0.25% convertible senior notes due March 15, 2023 (refer to Note 8 of the Notes to our Condensed Consolidated Financial Statements for more information). As of the date of this filing, we have received one request for conversion for an immaterial amount. The 2023 Notes are convertible during the three months ending December 31, 2021.
In June 2020, we issued $1,150 million aggregate principal amount of 0.625% convertible senior notes due June 15, 2025 (refer to Note 8 of the Notes to our Condensed Consolidated Financial Statements for more information). In connection with the offering of the 2025 Notes, we used $618 million of the proceeds from the offering to repurchase a portion of the 2023 Notes, of which $39 million was related to repayment of the debt discount and was reflected as a cash outflow from operating activities. We also terminated a portion of our existing capped call in amounts corresponding to the principal of the 2023 Notes repurchased. The 2025 Notes are not convertible during the three months ending December 31, 2021.
We are in compliance with all covenants under both the 2023 Notes and the 2025 Notes as of September 30, 2021.
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

Net cash provided by operating activities in the nine months ended September 30, 2021 was $134 million, reflecting our net loss of $162 million, adjusted by non-cash charges including share-based compensation expense of $169 million, amortization of deferred costs of $49 million, amortization of debt discount and issuance costs of $38 million, depreciation and amortization of $28 million, allowance for credit losses on accounts receivable of $6 million, and net changes in operating assets and liabilities of $5 million. The net inflow from changes in operating assets and liabilities was primarily attributable to an increase in deferred revenue of $65 million, an increase in accounts payable of $18 million due to timing of vendor payments, an increase in accrued compensation and related benefits of $16 million, and a decrease in lease right-of-use assets of $13 million, partially offset by an increase in deferred costs of $76 million, primarily including sales commissions, a decrease in lease liabilities of $23 million driven partially by the execution of a lease termination, and an increase in prepaid expenses and other current assets of $9 million.
Net cash used in operating activities in the nine months ended September 30, 2020 was $20 million, reflecting our net loss of $148 million, adjusted by non-cash charges including share-based compensation expense of $132 million, loss on early extinguishment of debt of $26 million, depreciation and amortization of $33 million, amortization of deferred costs of $32 million, amortization of debt discount and issuance costs of $26 million, and allowance for credit losses on accounts receivable of $8 million, partially offset by repayment of debt discount of $39 million related to the 2023 Notes Partial Repurchase and net changes in operating assets and liabilities of $89 million. The net outflow from changes in operating assets and liabilities was primarily attributable to an increase in deferred costs of $47 million, primarily including sales commissions, a decrease in accounts payable of $26 million due to timing of vendor payments, and an increase in accounts receivable of $33 million due to timing of customer billings and collections, partially offset by an increase in accrued compensation and related benefits of $18 million.
Investing Activities
Net cash used in investing activities in the nine months ended September 30, 2021 of $56 million was primarily attributable to purchases of marketable securities of $26 million, net of sales and maturities, capitalized internal-use software costs of $11 million, primarily related to the development of additional features and functionality for our platform, purchases of property and equipment of $11 million, primarily for employee equipment, and cash paid for the acquisition of Cleverly, net of cash acquired, of $8 million.
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
Financing Activities
Net cash provided by financing activities in the nine months ended September 30, 2021 of $47 million was primarily attributable to proceeds from our employee stock purchase plan of $37 million and proceeds from exercises of employee stock options of $19 million, partially offset by payments for withholding taxes related to net share settlement of RSUs of $9 million.
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

Off-Balance Sheet Arrangements
Through September 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Rate Risk
While we primarily transact with customers in the U.S. dollar, we also transact in foreign currencies, including the Euro, British Pound Sterling, Australian Dollar, Singapore Dollar, Danish Krone, Brazilian Real, Philippine Peso, Japanese Yen, Indian Rupee, Korean Won, Polish Zloty, Canadian Dollar, and Mexican Peso due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. dollar for all international subsidiaries. Changes in the value of foreign currencies relative to the U.S. dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. As of September 30, 2021, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and marketable securities.
We operate a hedging program to mitigate the impact of foreign currency fluctuations on our cash flows and earnings. For additional information, see Note 3 of the Notes to our Condensed Consolidated Financial Statements.
Interest Rate and Market Risk
We had cash, cash equivalents, and marketable securities totaling $1.5 billion as of September 30, 2021, of which $1.3 billion was invested in U.S. Treasury securities, corporate bonds, money market funds, asset-backed securities, agency securities, commercial paper, certificates of deposit, and time deposits. The cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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

As of September 30, 2021, an immediate increase of 100-basis points in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $11 million. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
We had non-controlling equity investments in privately held companies totaling $12 million as of September 30, 2021. The fair value of these strategic investments may fluctuate depending on the financial condition and near-term prospects of these companies, and we may be required to record an impairment loss if the carrying values of these investments exceed their fair values.
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

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of September 30, 2021 and the estimated impact on the fair value of the convertible senior notes (in thousands, except percentages). The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value of the convertible senior notes.

Hypothetical change in Zendesk stock price	2023 Notes fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$308,671	$25,767	9.1%
No change	282,904	—	—
10% decrease	257,808	(25,096)	(8.9)

Hypothetical change in Zendesk stock price	2025 Notes fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$1,532,766	$92,839	6.4%
No change	1,439,927	—	—
10% decrease	1,352,688	(87,239)	(6.1)

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

For more information regarding legal proceedings, such as the Reidinger securities class action, see Note 9 “Commitments and Contingencies” of the Notes to our Condensed Consolidated Financial Statements in Item 1 of Part I.

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

Risks Related to the Proposed Acquisition of Momentive
•our inability to complete the proposed acquisition within the time frame anticipated or at all;
•failure to realize the anticipated benefits of the proposed acquisition or those benefits taking longer than anticipated to be realized; and
•negative effects associated with uncertainty about the completion of the acquisition.

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
We have limited history in offering multiple product and platform solutions as part of a comprehensive customer experience solution to our customers. As we increase focus on the customer experience and increasingly seek to offer our solutions as part of a broader offering, we may discover challenges in creating a seamless, unified offering across our solutions that achieves market acceptance and grows our business. In the three months ended September 30, 2021 and 2020, our research and development expenses were 27% and 25% of our revenue, respectively. In the nine months ended September 30, 2021 and 2020, our research and development expenses were 26% and 25% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our operating results may be harmed and we may not realize the expected benefits of our strategy.
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
Further, we have seen the impact of COVID-19 vary significantly across different industries. Certain industries have seen increased demand for their products and services as the needs of the economy shift, while other industries have struggled to maintain demand for their products and services consistent with historical levels. Our ability to retain current customers or sell additional solutions to those customers has and will depend on our ability to understand the short-term and long-term impacts of COVID-19 on each industry. Because we have a limited history in understanding these impacts, our ability to adapt our sales and marketing initiatives to such changes may be uncertain and our ability to forecast rates of customer retention and expansion may be negatively impacted.
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
We generally charge our customers for their use of our product and platform solutions based on the number of users they enable as ‘agents’ under their customer account, as well as the features and functionality enabled. The features and functionality we provide within our solutions enable our customers to promote customer self-service and otherwise efficiently and cost-effectively address product support requests without the need for substantial human interaction. As a result of these features, customer agent staffing requirements may be minimized and our revenue may be adversely impacted. Conversely, customers may overestimate their agent needs when they initially use our solutions, negatively affecting our ability to accurately forecast the number of agents our customers need in a period. Other than subscriptions related to the Zendesk Suite, we generally require a separate subscription to enable the functionality of each of our solutions. We are continuing to analyze and improve our pricing and packaging models as we adapt to a changing market, but we do not know whether our current or potential customers or the market in general will accept changes to those models and, if it fails to gain acceptance, our business and results of operations could be harmed. In particular, in February 2021, we released a new version of our omnichannel offering, the Zendesk Suite, which offers access to Support, Chat, Talk, Guide, Explore, and Sunshine at new, unified purchase plans with various levels of pricing for different types of organizations. While we believe that simple purchase plans will enable greater adoption of the Zendesk Suite, certain organizations, such as small or midsized businesses, may not want to purchase all the included solutions in the Zendesk Suite, and other organizations may want more features offered in one solution without paying for the next purchase plan level, affecting our new business, retention, and sales for additional solutions. Those purchasing decisions will be difficult to predict due to our limited experience offering the new Zendesk Suite, and we may not fully understand the impact of our pricing changes in the market. If we fail to find an optimal pricing strategy for our latest offering, our business and results of operations may be harmed. If customers do not accept our new purchase plans, we may increasingly have difficulty in our ability to attract new customers as well as our ability to retain existing customers to the extent we apply new pricing models to existing customer agreements. Our current pricing model may be either too complex, too simple, or too expensive depending on the size of the organization to which we are selling our offering. Pricing decisions may also impact the mix of adoption among our subscription plans and negatively impact our overall revenue. Moreover, larger organizations may demand substantial price concessions. As a result, in the future we may be required to reduce our prices or develop new pricing models, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.
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
Increasing our customer base and achieving broader market acceptance of our product and platform solutions will depend, to a significant extent, on our ability to effectively maintain and scale our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain certain of our new customers, including larger organizations. We plan to continue to invest in our direct sales force both domestically and internationally to increase the effectiveness of our sales motions and increase our sales capacity. During the twelve months ended September 30, 2021, our sales and marketing organization increased by approximately 670 employees to approximately 2,220 employees. There is significant competition for experienced sales and marketing professionals with the skills and technical knowledge that we require, both domestically and internationally. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales and marketing professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. In territories outside the United States, attraction, recruiting and retention of our sales personnel has been and will be increasingly difficult and costly, affecting our ability to compete in such jurisdictions. Further, as organizations worldwide adjust to continuing precautions and safety measures related to decreasing the health risks of COVID-19, our ability to connect in person with our customers and potential customers may be and has been negatively impacted, resulting in delayed sales cycles.
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
We have experienced and may continue to experience rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from approximately 3,980 employees as of September 30, 2020 to approximately 5,450 employees as of September 30, 2021. In addition, we have established subsidiaries in Denmark, the United Kingdom, Australia, Ireland, Japan, the Philippines, Brazil, Germany, India, Mexico, and South Korea since our inception in 2007, and, as a result of acquisitions, we also have subsidiaries in Singapore, France, Poland, Portugal, and Canada. We may continue to invest in our international operations and expand into other countries in the future. We have also experienced significant growth in the number of customers, end users, transactions, and data that our solutions support. Our organizational structure is becoming more complex and we may need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures, to manage this complexity. Further, as our employees work from geographic areas across the globe, we will require investment of resources and close monitoring of local regulations and requirements that continually change due to events that may have a global impact, such as the shift to remote work arising from the COVID-19 pandemic, and we may experience unpredictability in our expenses, employee retention, and employee work culture. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, simplicity in design, and attention to customer experience that has been critical to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the retention and productivity of our employees may be impacted, and the quality of our solutions and services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
We have a history of losses and we expect our revenue growth rate to decline. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain our profitability.
We have incurred net losses in each year since our inception, including net losses of $54 million and $41 million in the three months ended September 30, 2021 and 2020, respectively, and $162 million and $148 million in the nine months ended September 30, 2021 and 2020, respectively. We had an accumulated deficit of $1,078 million as of September 30, 2021. For the three months ended September 30, 2021 and 2020, our revenue was $347 million and $262 million, respectively, representing a 32% growth rate. For the nine months ended September 30, 2021 and 2020, our revenue was $963 million and $746 million, respectively, representing a 29% growth rate. Our historical revenue growth has been inconsistent, and should not be considered indicative of our future performance. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

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
In the three months ended September 30, 2021 and 2020, we derived 50% and 48% of our revenue, respectively, from customers located outside of the United States. In the nine months ended September 30, 2021 and 2020, we derived 49% and 48% of our revenue, respectively, from customers located outside of the United States. We are continuing to invest in our international operations as part of our growth strategy. We currently have sales personnel and sales and product support operations in certain countries across North America, Europe, Australia, Asia, and South America. To date, a very limited portion of our sales has been driven by resellers or other channel partners. We believe our ability to convince new customers to subscribe to our solutions or to convince existing customers to renew or expand their use of our solutions is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.

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
•exposure to political developments in the United Kingdom (“U.K.”), including the departure of the U.K. from the European Union (“EU”) (“Brexit”), which has created an uncertain political and economic environment, instability for businesses, and volatility in global financial markets and the value of foreign currencies, all of which could disrupt trade, the sale of our services, and the mobility of our employees and contractors between the U.K., EU and other jurisdictions; any long-term impact from Brexit on our business and operations will depend, in part, on the outcome of the U.K.'s continuing negotiations on a number of matters not definitively addressed in the UK-EU Trade and Cooperation Agreement and may require us to expend significant time and expense to make adjustments to our business and operations;
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
Our continued growth depends in part on the ability of our existing and potential customers to access our solutions at any time and within an acceptable amount of time. Our solutions are proprietary, and we rely on the expertise of members of our engineering, operations, and software development teams for their continued performance. We have experienced, and may in the future continue to experience, disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users simultaneously accessing our solutions, distributed denial of service attacks, or other security related incidents, which may affect and have affected our perception of reliability with customers. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our solutions become more complex and our user traffic increases. If any of our solutions are unavailable or if our users are unable to access our solutions within a reasonable amount of time or at all, impacted existing customers may decide to not renew or expand usage of our solutions, and new customers who hear of such disruptions may as a result decide to not purchase our solutions, negatively affecting our business. In addition, a significant portion of our infrastructure does not implement multi-region data replication. Therefore, in the event of any of the factors described above, or certain other failures of our infrastructure, customer data may be and have been permanently lost. Moreover, some of our customer agreements and certain subscription plans include performance guarantees and service level standards that obligate us to provide credits or termination rights in the event of a significant disruption in our services. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.
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
Certain other state laws impose similar privacy obligations and we also anticipate that more states will increasingly enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation and in some states efforts to pass comprehensive privacy laws have been successful. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act, or CDPA. The CDPA will become effective January 1, 2023. The CDPA will regulate how businesses (which the CDPA refers to as “controllers”) collect and share personal information. While the CDPA incorporates many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of controllers. The new law will impact how controllers collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.
Also, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act, or CPA, into law. The CPA is rather similar to Virginia’s CPDA but also contains additional requirements. The new measure applies to companies conducting business in Colorado or who produce or deliver commercial products or services intentionally targeted to residents of the state that either: (1) control or process the personal data of at least 100,000 consumers during a calendar year; or (2) derive revenue or receive a discount on the price of goods or services from the sale of personal data and process or control the personal data of at least 25,000 consumers.
With the CPA, Colorado became the third state to enact a comprehensive privacy law but it is quite possible that other states will follow suit. The existence of comprehensive privacy laws in different states in the country, if enacted, will add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data, and has resulted in and will result in increased compliance costs and/or changes in business practices and policies.
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. On May 25, 2018, the European General Data Protection Regulation, or GDPR, became effective, which imposes additional obligations and risks upon our business. Compliance with GDPR has and will continue to require valuable management and employee time and resources, and failure to comply with GDPR could trigger severe penalties, including steep fines of up to €20 million or 4% of global annual revenue, whichever is higher, and could reduce demand for our solutions. In many European jurisdictions, enforcement actions and consequences for non-compliance are also rising.
We have in the past relied on various transfer safeguards, including the EU-U.S. and the Swiss-U.S. Privacy Shield frameworks, to legitimize data transfers from the EU and the United Kingdom to the U.S. On July 16, 2020, the Court of Justice of the European Union, or CJEU, in Case C-311/18 (Data Protection Commissioner v Facebook Ireland and Maximillian Schrems or Schrems II) invalidated the EU-U.S. Privacy Shield on the grounds that the Privacy Shield failed to offer adequate protections to EU personal data transferred to the U.S. The CJEU, in the same decision, deemed that the Standard Contractual Clauses, or SCCs, are valid. We have in the past relied on various transfer safeguards, including the EU-U.S. and the Swiss-U.S. Privacy Shield frameworks, to legitimize data transfers from the EU and the United Kingdom to the U.S. On July 16, 2020, the Court of Justice of the European Union or CJEU, in Case C-311/18 (Data Protection Commissioner v Facebook Ireland and Maximillian Schrems or Schrems II) invalidated the EU-U.S. Privacy Shield on the grounds that the Privacy Shield failed to offer adequate protections to EU personal data transferred to the U.S. The CJEU, in the same decision, deemed that the Standard Contractual Clauses, or SCCs, are valid. However, the CJEU ruled that transfers made pursuant to the SCCs need to be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, and required businesses to assess whether supplementary measures that provide privacy protections additional to those provided under SCCs need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EU. Subsequent guidance published by the European Data Protection Board, or EDPB, on June 18, 2021 described what such supplementary measures must be, and stated that businesses should avoid or cease transfers of personal data if, in the absence of supplementary measures, equivalent protections cannot be afforded. Additionally, the EDPB guidance clarified that the CJEU’s requirements regarding the SCCs also apply to other transfer mechanisms, such as the Binding Corporate Rules, which serve as Zendesk’s primary mechanism to legitimize data transfers from the EU to other jurisdictions, including the U.S. On June 4, 2021, the European Commission published new versions of the SCCs, which seek to address the issues identified by the CJEU’s Schrems II decision and provide further details regarding the transfer assessments that the parties are required to conduct when implementing the new SCCs. The new SCCs must be used for relevant new data transfers from September 27, 2021; existing SCCs arrangements must be migrated to the new SCCs by December 27, 2022. There is uncertainty around whether the new SCCs can be used for all types of data transfers, particularly whether they can be relied upon for transfers of personal data to non-EU businesses who are subject to the GDPR, and there continue to be concerns about whether the SCCs and other mechanisms will face additional challenges. Similarly, the Swiss data protection authority determined the Swiss-U.S. Privacy Shield framework was no longer a valid mechanism for Swiss-U.S. data transfers and also raised questions about the validity of the SCCs as a mechanism for transferring personal data from Switzerland.
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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2021, we had a net balance of $199 million of goodwill and intangible assets related to business acquisitions. An adverse change in market conditions, particularly a change resulting in a significant decrease in our share price, or if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
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
As of September 30, 2021, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 30% of our outstanding common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to exert significant influence in matters requiring stockholder approval. For example, these stockholders may be able to exert significant influence in elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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

Our charter documents designate specific courts as the exclusive forum for certain litigation that may be initiated by the Company’s stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Our certificate of incorporation and bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (A) any derivative action or proceeding brought on our behalf; (B) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders; (C) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws (including the interpretation, validity or enforceability thereof); or (D) any action asserting a claim governed by the internal affairs doctrine (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our bylaws further provide that unless we consent in writing to the selection of an alternative forum, the district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.
The Delaware Forum Provision and the Federal Forum Provision in our bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum selection clauses may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, Section 22 of the Securities Act creates a concurrent jurisdiction for state and federal courts over all suits brought concerning a duty or liability created by the securities laws, rules and regulations thereunder. While the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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
In March 2018, we issued $575 million in aggregate principal amount of 0.25% convertible senior notes due 2023 (the “2023 Notes”), in a private offering. The interest rate on the 2023 Notes is fixed at 0.25% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year. In June 2020, we issued $1,150 million aggregate principal amount of 0.625% convertible senior notes due 2025 in a private offering (the “2025 Notes,” and together with the 2023 Notes, the “Notes”). The interest rate on the 2025 Notes is fixed at 0.625% per annum and is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. In connection with the offering of the 2025 Notes, the Company used $618 million of the net proceeds from the offering of the 2025 Notes to repurchase $426 million aggregate principal amount of the 2023 Notes in cash through individual privately negotiated transactions (the “2023 Notes Partial Repurchase”). As of the repurchase date, the carrying value of the 2023 Notes subject to the 2023 Notes Partial Repurchase, net of unamortized debt discount and issuance costs, was $367 million. The 2023 Notes Partial Repurchase resulted in a $26 million loss on early debt extinguishment. As of September 30, 2021, $149 million of principal remains outstanding on the 2023 Notes. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As disclosed in Note 8 of the Notes to our Condensed Consolidated Financial Statements, the conditional conversion feature of the 2023 Notes that is based on the closing stock price of our common stock during the last 30 trading days of a calendar quarter was triggered as of September 30, 2021, and the 2023 Notes are convertible at the option of the holders, in whole or in part, between October 1, 2021 and December 31, 2021. Whether the 2023 Notes will be convertible following such calendar quarter will depend on the satisfaction of this conditional conversion feature or another conversion condition in the future. The 2025 Notes are not currently convertible.
In addition, even if holders do not elect to convert their Notes at a time when they are convertible, we are required to reclassify the outstanding principal of the Notes that are convertible as a current rather than long-term liability, resulting in a material reduction of our net working capital. We have classified the 2023 Notes as a current liability on the condensed consolidated balance sheet as of September 30, 2021.
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
Risks Related to the Proposed Acquisition of Momentive
We may not complete the proposed acquisition of Momentive within the time frame we anticipate or at all.
On October 28, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Milky Way Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Momentive Global Inc., a Delaware corporation (“Momentive”), whereby Merger Sub will be merged with and into Momentive (the “Merger”), with Momentive continuing as a wholly owned subsidiary of the Company.
The completion of the Merger is subject to a number of conditions, including approval of the Company’s stockholders, approval of Momentive’s stockholders, and certain regulatory approvals. The failure to satisfy all of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring at all. A delay in completing the Merger could cause us to realize some or all of the benefits later than we otherwise expect to realize them if the Merger is successfully completed within the anticipated time frame, which could result in additional transaction costs or in other negative effects associated with uncertainty about the completion of the Merger.
We may fail to realize all of the anticipated benefits of the proposed acquisition of Momentive or those benefits may take longer to realize than expected.
We believe that there are significant benefits and synergies that may be realized through leveraging the products, platforms, scale and combined customer bases of the Company and Momentive. However, the efforts to realize these benefits and synergies will be a complex process and may disrupt both companies’ existing operations if not implemented in a timely and efficient manner. The full benefits of the transactions contemplated by the Merger Agreement, including the anticipated sales or growth opportunities, may not be realized as expected or may not be achieved within the anticipated time frame, or at all. Failure to achieve the anticipated benefits of the Merger could adversely affect our results of operations or cash flows, cause dilution to our earnings per share, decrease or delay any accretive effect of the Merger and negatively impact the price of our common stock.
Following completion of the Merger, our success will depend, in part, on our ability to manage our expansion, which poses numerous risks and uncertainties, including the need to integrate the operations and business of Momentive into our existing business in an efficient and timely manner, to combine systems and management controls and to integrate relationships with industry contacts and business partners.
In addition, we and Momentive will be required to devote significant attention and resources prior to closing to prepare for the post-closing integration and operation of the combined company, and we will be required post-closing to devote significant attention and resources to successfully align our business practices and operations with those of Momentive. This process may disrupt the businesses and, if ineffective, would limit the anticipated benefits of the Merger.
Uncertainty about the proposed acquisition of Momentive may adversely affect relationships with our customers, partners, suppliers, and employees, whether or not the Merger is completed.
In response to the announcement of our proposed acquisition of Momentive, our existing or prospective customers, partners, or suppliers may:
a.delay, defer, or cease purchasing products or services from, or providing products or services to, us or the combined company;
b.delay or defer other decisions concerning us or the combined company; or
c.otherwise seek to change the terms on which they do business with us or the combined company.
Any such delays or changes to terms could materially harm our business or, if the Merger is completed, the business of the combined company.
In addition, as a result of the announcement of our proposed acquisition of Momentive, our current and prospective employees could experience uncertainty about their future with us or the combined company. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with the Company following the completion of the Merger.
Losses of customers, partners, employees, or other important strategic relationships could have a material adverse effect on our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals or the approval of our and Momentive’s stockholders.
Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT
INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated as of October 28, 2021, by and among Zendesk, Inc., Milky Way Acquisition Corp. and Momentive Global Inc.	8-K	001-36456	2.1	October 29, 2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36456	3.1	August 7, 2014
3.2	Amended and Restated By-laws of the Registrant.	10-Q	001-36456	3.2	July 30, 2021
10.1	Voting Agreement, dated as of October 28, 2021, by and among Zendesk, Inc., Momentive Global Inc. and Ryan Nabil Finley	8-K	001-36456	10.1	October 29, 2021
10.2	Voting Agreement, dated as of October 28, 2021, by and among Zendesk, Inc., Momentive Global Inc. and Sheryl K Sandberg Revocable Trust Dated 9/3/2004	8-K	001-36456	10.2	October 29, 2021
10.3	Voting Agreement, dated as of October 28, 2021, by and among Zendesk, Inc., Momentive Global Inc. and SM Profits, LLC	8-K	001-36456	10.3	October 29, 2021
10.4	Voting Agreement, dated as of October 28, 2021, by and among Zendesk, Inc., Momentive Global Inc. and Alexander Joseph Lurie	8-K	001-36456	10.4	October 29, 2021
10.5	Voting Agreement, dated as of October 28, 2021, by and among Zendesk, Inc., Momentive Global Inc. and Eliza and Larry Becker Family 2018 Irrevocable Trust Dated May 31, 2018	8-K	001-36456	10.5	October 29, 2021
10.6	Voting Agreement, dated as of October 28, 2021, by and among Zendesk, Inc., Momentive Global Inc. and Jason and Jennifer Lurie Family 2018 Irrevocable Trust Dated May 31, 2018	8-K	001-36456	10.6	October 29, 2021
10.7	Voting Agreement, dated as of October 28, 2021, by and among Zendesk, Inc., Momentive Global Inc. and Scott and Caitlin Vogelsong Family 2018 Irrevocable Trust Dated May 31, 2018	8-K	001-36456	10.7	October 29, 2021
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1**	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

#	Indicates management contract or compensatory plan, contract, or agreement.

*	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Zendesk agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request; provided, however, that Zendesk may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.
**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zendesk, Inc.
Date: November 1, 2021	By:	/s/ Shelagh Glaser
Shelagh Glaser
Chief Financial Officer (Principal Financial Officer)