Form 10-K
period 2021-12-31
Zendesk, Inc.
filed 2022-02-15
CIK 1463172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The aggregate market value of common stock held by non-affiliates of the Registrant, computed by reference to the price at which the common stock was last sold on June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $12.4 billion. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the Registrant for any other purpose.
The number of shares of the Registrant’s Common Stock outstanding as of February 14, 2022 was 121,868,122.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2021. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

•Open and flexible platform: We believe that the establishment of open and public cloud computing has fundamentally changed how organizations can and will build their customer experiences. Our flexible platform leverages public cloud technologies and open standards. Organizations are able to connect and integrate customer data to build customer-focused experiences, by providing relevant customer data in one modern, flexible, and developer-friendly environment. Our platform enables many audiences - from customer support agents, to developers, to sales representatives - to get a more complete picture of the customer so they can deliver personalized experiences and adapt to evolving customer expectations.

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

We have witnessed business software continue to undergo a sweeping shift toward consumerization over the past decade. Zendesk has embraced this shift with an approach to delivering customer experience solutions that is different from earlier generations of business software. Our goal is to remove barriers that make business software difficult to buy, deploy, and use. Our approach to software delivery focuses on the following key elements:

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

Growth Strategy

Zendesk was founded with a mission to help organizations build better relationships with their customers. We have continued to pursue that mission by building and delivering our customer experience solutions, which include product solutions and a platform, that help organizations be the company their customers want them to be. We believe our future growth will be a natural extension of our mission, and we are focused on the following key growth drivers:

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

•Expanding our market by maturing and investing in our customer experience solutions: From our roots in customer service software, we have evolved to helping organizations design, build, and manage their entire customer experience infrastructure and transform how they interact and proactively engage with their customers. Our product solutions have expanded to serve the entire customer journey. Our focus is to engage in customer-facing conversations for our customers and to expand our footprint in support, sales, and beyond. We will continue to mature our product and platform features and usability across communication channels, while also integrating and expanding our solutions across functions and use cases.

Our objective is to enhance the customer experience by extending our solution and accelerating development through our unified platform. With our platform solution, we provide organizations the ability to unify and use customer data to build a more complete picture of that customer and deliver them unique experiences. Developers gain the ability to build and deploy custom applications and services faster because of the flexibility, scale, and capabilities of the public cloud. With the addition of our messaging platform, organizations can build more unified conversational experiences by integrating social, web, and mobile messaging channels into their own apps and services. We will continue to expand the capabilities of our platform solution and its integration with our product solutions.

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

•Intentionally differentiate for our customers: With approximately 111,100 logos as of December 31, 2021, our customers range from startups to traditional small and midsized organizations to large organizations. These customers have very different dynamics and needs. To better engage with our customers, we are differentiating our offerings and services. For large organizations, we want to be the strategic provider of modern customer experiences, built on and extended with our platform solution. To accomplish this, we aim to continue to develop and focus a coordinated team to collaborate product development, go-to-market initiatives, and customer success and support for our customers that are larger organizations. For our customers who are small and midsized organizations, we want to continue to be the easiest solution to implement, use, and scale. We will continue to enhance our self-service capabilities for our customers' standard needs and requests, while engaging with our customers on higher-value strategic initiatives. For further details as to how we calculate our number of logos, please see the discussion in the “Key Business Metrics” section included in Item 7 of Part II of this Annual Report on Form 10-K.

Our principle of democratizing software has developed into an efficient business model represented by expansion within customers and organic growth through promotion by our customers. We will continue our focus on providing customer experience solutions that create simple and straightforward experiences for both our customers and the organizations they support.

With our customer experience solutions, Zendesk has served a global market and, for the year ended December 31, 2021, we generated 49% of our revenue outside of the United States. We have customers in more than 160 countries and territories, and solutions available in more than 30 languages. We will continue to invest in expanding our global footprint, particularly in those markets where we have demonstrated significant customer traction with our democratized approach or which represent particularly strategic opportunities. We are also taking a more coordinated approach to our business outside the U.S. to further invest in our international business. We plan to continue to develop our leadership in sales and operations, standardize processes and metrics, share best practices across regions, and mature our partner ecosystem.

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

•Zendesk Talk is cloud-based call center software for more personal and productive voice and short message service support conversations and enables organizations to provide voice support from the same platform they use to manage all other support channels.

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

•Zendesk Sell is a sales CRM product solution to enhance productivity, processes, and pipeline visibility across customers’ organizations. Sell is easy to use and designed to keep sales representatives selling. Zendesk Sell eliminates the friction from deal updates so representatives and management are always able to access, analyze, and collaborate on relevant deal data.

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

Zendesk Sunshine includes the following key features: Unified Profiles facilitate building customer profiles with attributes from third-party applications to obtain a more complete picture of customers; Custom Events capture customer interactions, such as shopping cart, web, or mobile activity, which in turn provides a dynamic view of the customer journey; and Custom Objects store and connect new data sources, such as products and order history, for greater context about customers.

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

•Zendesk Developer Tools, a combination of our application programming interfaces, or APIs, web widget, and mobile software development kits allow developers to embed Zendesk experiences natively on the web and within mobile applications.

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

Zendesk Suite

In the first quarter of 2021, we released a new version of our omnichannel offering, which combines many of our existing solutions (which among other features include Support, Chat, Talk, Guide, Explore, and Sunshine) into a complete customer experience offering - Zendesk Suite. Zendesk Suite combines our customer experience solutions into easy to purchase plans, which grow as our customers’ needs grow.

With Zendesk Suite, our customers get the components they need to deliver exceptional customer experiences. First, we help our customers provide support where and how it is convenient for their customers, and we allow our customers to customize the experience to fit their businesses. Second, we help agents, administrators, and internal teams do their best work by giving them powerful tools to manage conversations, collaborate effectively, and create content for customers all within a unified workspace. Finally, we keep our customers’ businesses in sync during the customer experience process through a unified view of their customer, enhanced integration and extension capabilities, world-class customer experience analytics, and workflows that make it easy to automate and optimize the experience.

Zendesk Suite also features our unified messaging capabilities. Zendesk messaging delivers rich conversational experiences for businesses that are connected and engaging with customers across websites, mobile devices or social messaging applications. Zendesk messaging is easy to automate and can be customized within our open and flexible platform.

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

Customers

As of December 31, 2021, we had an aggregate of approximately 111,100 logos using our solutions. Prior to purchase, we generally provide our prospective customers with the opportunity to try fully-functioning versions of our solutions for a free trial period. This is a central part of our business model as we believe prospective customers should have the right to try solutions before being locked into a subscription. Providing our customers with a free trial period exposes customers to our brand and establishes a relationship that can facilitate further adoption of our solutions as organizations grow in size and their needs become more complex. For further details as to how we calculate our number of logos, please see the discussion in the “Key Business Metrics” section included in Item 7 of Part II of this Annual Report on Form 10-K.

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

Our global research and development team is primarily based in San Francisco, California; Melbourne, Australia; Dublin, Ireland; Krakow, Poland; Copenhagen, Denmark; Singapore; and Madison, Wisconsin. To foster rapid innovation, our research and development team is further apportioned into smaller, agile development teams.

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

As of December 31, 2021, we had approximately 1,650 employees in our research and development organization. Our research and development expenses were $352 million, $255 million, and $208 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

We expect to continue increasing penetration into larger organizations through a land and expand strategy whereby we attempt to capitalize on the use of our solutions by a functional or geographic department to expand the use of our solutions into other use cases throughout the organization. Through our sales team, we also seek to discover and work with a growing number of forward-thinking organizations on larger initiatives to transform their approach to customer experience.

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

As of December 31, 2021, we had approximately 2,340 employees in our sales and marketing organizations. Our sales and marketing expenses were $680 million, $512 million, and $397 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

Through our training platform, we offer free on-demand training, paid courses and certifications to help our customers quickly learn how to effectively use our solutions as well as implement best practices. Courses are available online. Our training sessions are typically targeted for specific roles, such as agent essentials or administrator expert, to more effectively tailor training to intended audiences.

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

For small to midsized organizations, we often compete with general use computer applications and other tools that organizations have adapted for managing relationships with their customers, including shared accounts for email communication, phone banks for voice communication and text messaging, shared accounts for social messaging, and pen and paper, text editors, and spreadsheets for tracking and management. In addition, we compete with a number of other software as a service, or SaaS, providers with focused applications or broader suites of product offerings designed to appeal to small to midsized organizations, which may be competitive to one or more of our product and platform solutions, such as Freshworks Inc. and HubSpot, Inc. For larger organizations, we compete with custom software systems and software vendors geared towards larger organizations, including salesforce.com, Inc. and ServiceNow, Inc., each of which may have greater operational flexibility to bundle competing products and services with other software offerings, or offer them at a lower price than our current Zendesk Suite offering, which will negatively affect our competitiveness for that offering. Other established SaaS providers not currently focused on the functionality that our solutions provide may expand their services to compete with us as well. Additionally, some existing and potential customers, particularly large organizations, have elected, and may in the future elect, to develop their own internal customer support software system. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our solutions to achieve or maintain more widespread market acceptance, any of which could harm our business.

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

We have developed a patent program, and a strategy to identify, apply for, and secure patents for innovative aspects of our platform and technology. We have fourteen issued U.S. patents and fourteen U.S. patent applications pending. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost-effective.

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

Our values are as follows:

•Inclusivity. We believe diversity makes us stronger and strive for a workplace where everyone feels welcome.
•Humblidence. We achieve success with our winning combination of humility and confidence.
•Trust. We put our customers at the center of our business and are always working to earn their trust.
•Simplicity. We design technology to reduce complexity and create better experiences for everyone.
•Purpose. We do everything with intention and focus on work that moves us forward.
•Community. We want to be a champion of empathy and a force for good in the places we live and work, and the world at large. Our values are deeply woven into the fabric of our company and will be represented in how we show up for our employees and our customers.

The Company employed approximately 5,860 people as of December 31, 2021, including the following employees in each region as provided below:

Region	Employee Count
Americas	2,800
EMEA	1,390
APAC	1,390
LATAM	280
Although we have statutory employee representation obligations in certain countries, our U.S. employees are not represented by a labor union. We have not experienced any work stoppages.

Our primary initiatives in attracting, retaining, and developing our employees include:

Diversity, Equity, and Inclusion

Inclusivity is the first among our values and we are working to build a diverse and creative company where all employees feel empowered and comfortable being their authentic selves. Our diversity, equity and inclusion strategy is focused on taking sustained action to build a belonging-rich environment where the mosaic of our employees can find success and where differences can be leveraged towards innovation.

In the year ended December 31, 2021, our workforce grew by over 1,700 employees. As of December 31, 2021, approximately 39% of our global workforce identify as female and 59% identify as male, with approximately 2% of employees who did not disclose an identification. Within the United States, our employees self-identified their race and ethnicity as provided below (as of December 31, 2021):

Race/Ethnicity	Employees (% of total)
White	61%
Asian	20%
Hispanic or Latino	7%
Black	6%
Multiracial	4%
Native Hawaiian or Other Pacific Islander	< 1%
American Indian or Alaska Native	< 1%
Undisclosed	1%

We will continue to drive progress through targeted recruiting partnerships, debiasing our job descriptions using artificial intelligence software, and implementing initiatives that focus on ensuring greater representation from underrepresented communities in our sourcing processes.

We are also focused on the retention of diverse talent through a focus on building belonging-rich environments. Our employee communities continued to play a critical role in building our inclusive culture in 2021 by embedding inclusive practices within leadership and providing our employees with support tailored to their needs. Employee communities are supported by executive sponsors, representing many of our regions and offering development opportunities through coaching, mentorship programs, and discussion forums. We currently offer eight communities that represent persons of color, LGBTQ+ employees, women, veterans, parents and caregivers, multigenerational employees, and persons who are neurodivergent or have physical disabilities.

To ensure that our value of inclusivity permeates throughout our organization, in 2021, we continued our investments in inclusive talent management. We have a global equity policy which encourages our employees to seek opportunities to promote equity through our work, model respectful and inclusive behavior, and prevent and report policy violations. We established a diversity council made up of senior executives to ensure governance and accountability on our commitments by promoting policies and practices that are conducive to the development of a diverse, high-performing organization. We also successfully launched and graduated the first cohort of our talent development program, Ignite, aimed at developing the next generation of rising underrepresented leaders at Zendesk through one-on-one mentoring, networking events, and group coaching. The positive impact of these combined efforts was evidenced in our 2021 employee engagement scores (with a response rate over 80%) with results evidencing confidence that our leaders are promoting an inclusive work environment.

Culture and Engagement

As a company, we are investing in the future of our employee experience with a philosophy aligned to our view on the future of customer experience. Just as we build our solutions first and foremost for the people that use them every day, we also build an organization and culture that trusts, values, and empowers our employees. We listen to our employees and use their feedback to shape our employee experience priorities. Based on results from our internal employee survey, our employee engagement in 2021 remained above our industry benchmark and we hit a record percentage of employee participation.

We continue to primarily operate in a remote capacity during the pandemic. Post-pandemic, we intend for a significant proportion of our workforce to continue to be designated as remote employees. By hiring and maintaining more remote teams, we are able to more easily enter new geographical regions to support our customers, and expand our talent footprint while keeping diversity top-of-mind. Throughout 2021, we have supported our employee population in working remotely by providing them with guiding principles on how to embrace a dynamic work style - principles that give our employees flexibility in how they best work, leveraging technology to bring people together in an easy and more inclusive way while being more thoughtful when we ask people to come together in person.

We believe that building a high performing and agile workforce requires enabling our employees to learn, adapt, and model strong leadership capabilities as we grow. Over 1,000 employees across levels actively participated in learning programs in 2021. All employees had access to always-on learning opportunities via our online learning platform, which included programs both internal and external for building leadership capabilities, fostering equity and inclusion, and working in a digital-first environment.

Total Rewards

Our total rewards programs are designed to attract, reward and motivate our employees in a transparent and equitable way in line with our company core values. We strive to innovate and evolve our reward programs to be market competitive and comprehensive to cover employees at every stage of their personal and professional path. We are focused on keeping wellness as the foundation for all employees globally. We review our programs annually to ensure we maintain competitiveness and rely on employee feedback to shape and evolve our offerings.

•Comprehensive Benefits: We strive to offer options that are competitive, locally relevant and provide the resources needed to live fully, healthily, and balanced in work and life. Our benefits include comprehensive healthcare, income protection insurance, time off and leave programs, retirement programs and additional resources to support employees' overall well-being.

•Mental Health & Well-being: We provide access to programs that strengthen and support the emotional wellness and resiliency of our workforce. These resources include online therapy programs from licensed clinicians, relationship counseling and critical incident support, and an online application that promotes mindfulness and guided meditation. In 2021, we continued to see strong employee engagement in our well-being solutions where utilization remained consistent in all programs throughout the year.

•Family Resources: We have established programming, policies, and workplace practices to promote work and life harmony and strengthen social connectedness. Employees have access to an online platform that finds general care services to support employees in balancing work and life. We also offer family-forming benefits with access to employer-sponsored funds to pay for fertility treatments and family-forming services, including adoption and surrogacy. We have a global parental leave program with an equal length of time for all parents.

•Pay Equity: We are committed to pay equity and perform a global pay equity analysis on an annual basis.

Social Impact

Our Social Impact initiatives are informed by our core value of community. With the goal of facilitating life-changing moments of connection – by mobilizing our people, product and resources – we support nonprofit organizations that strengthen communities, advance equity and promote resilience. Our goals for social impact fall into four core areas:

•Giving Money: In 2021, Zendesk’s corporate foundation funded approximately $4 million in grants to global and community nonprofits supporting our areas of focus. Additional funds were allocated to employees through our giving platform, with funds going to a wide range of recipients and causes including Afghan refugees, schoolgirls in India, coral reef restoration, and COVID-19 relief.

•Giving Time: Zendesk has transitioned to virtual volunteering as a way to stay connected to one another and our communities, even during the COVID-19 pandemic. In 2021, our employees volunteered over 5,000 hours, mentoring students and job seekers, creating greeting cards and participating in educational and advocacy programs.

•Giving Technology and Expertise: Zendesk’s Tech for Good program provides free software and expertise to nonprofits that address urgent social problems. By leveraging the power of customer experience tools, our partners are able to improve efficiency and magnify their impact.

•Improve our Environmental Stewardship: Zendesk’s sustainability program has three components: measuring our impact on the environment; trying to reduce that impact; and, mitigating our impact through carbon offsets and removals. We support ecosystem restoration under the broader umbrella of promoting resilience in local communities.

Regulatory Considerations

The legal environment of internet-based businesses is evolving rapidly in the United States and elsewhere. The manner in which existing laws and regulations are applied in this environment, and how they will relate to our business in particular, both in the United States and internationally, is often unclear. For example, we sometimes cannot be certain which laws will be deemed applicable to us given the global nature of our business, including with respect to such topics as antitrust, data privacy and security, pricing, credit card fraud, advertising, taxation, content regulation, artificial intelligence, and intellectual property ownership and infringement.

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
•increased costs from complying with privacy and security regulation, including the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”);
Risks Related to Intellectual Property Matters
•our exposure to contractual indemnification for intellectual property infringement and third-party claims;
•our use of open source software;
•a failure to protect our intellectual property rights;
Risks Related to Tax and Accounting Matters
•taxing authorities which may assert we owe income, sales, value added or similar taxes, either in the future or for past amounts;
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
•accounting considerations related to interest, settlement, and expense recognition related to our outstanding debt;
Risks Related to the Proposed Acquisition of Momentive
•our inability to complete the proposed acquisition within the time frame anticipated or at all;
•failure to realize the anticipated benefits of the proposed acquisition or those benefits taking longer than anticipated to be realized;
•negative effects associated with uncertainty about the completion of the acquisition;
•the potential dilution of Zendesk stockholders’ ownership percentage of the combined company as compared to their ownership percentage of Zendesk prior to the Merger;
•stockholder litigation could negatively affect our business and operations; and
•actions of activist shareholders or unsolicited bidders could impair our ability to consummate the Merger or otherwise negatively affect our business.
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
We derive, and expect to continue to derive, substantially all of our revenue and cash flows from sales of subscriptions to Support or from sales of subscriptions to offerings and solutions primarily resulting from an interest in Support. As such, the market acceptance of this product solution is critical to our success. Demand for our solutions is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our solutions by customers for existing and new use cases, the timing of development and release of new product and platform solutions, features, and functionality introduced by our competitors, and growth or contraction in our addressable market. We expect that an increasing focus on the customer experience and the growth of various communications channels will continue to impact the market for our software and blur distinctions between traditionally separate systems for customer support, customer engagement and retention software, messaging, sales force automation, and other customer relationship management product and platform solutions, enabling new competitors to emerge. If we are unable to meet customer demands to improve relationships between organizations and their customers through flexible solutions designed to address all these needs or otherwise achieve more widespread market acceptance of our solutions, our business, results of operations, financial condition, and growth prospects will be adversely affected. Conversely, if the market for customer experience does not continue to increase relative to prior quarters, demand for our solutions will be negatively impacted.

If we are not able to develop enhancements to our product and platform solutions, provide a unified and reliable experience between our solutions, or introduce new solutions and services that achieve market acceptance and that keep pace with technological developments, our business would be harmed.
Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing solutions and to introduce new solutions. In order to grow our business, we must research and develop solutions and services that reflect the changing nature of the customer experience, and expand beyond customer service to other areas of improving relationships between organizations and their customers or potential customers. In addition, as we develop and introduce new products and services, including those incorporating or utilizing artificial intelligence and machine learning, they may raise new, or heighten existing, technological, legal and other challenges. In order to retain our business, we must ensure that our existing solutions and services maintain the high level of reliability, security, and sophistication our customers will continue to expect, while ensuring that we provide a unified and seamless experience across our solutions. Those expectations will continue to evolve and the resources required to continue to maintain reliable and secure solutions and services, particularly as we increasingly rely on and sell offerings which incorporate multiple solutions such as the Zendesk Suite, will increase over time.
We have limited history in offering multiple product and platform solutions as part of a comprehensive customer experience solution to our customers. As we increase focus on the customer experience and increasingly seek to offer our solutions as part of a broader offering, we may discover challenges in creating a seamless, unified offering across our solutions that achieves market acceptance and grows our business. In the fiscal years ending 2021 and 2020, our research and development expenses were 26% and 25% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our operating results may be harmed and we may not realize the expected benefits of our strategy.
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
Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our solutions to achieve or maintain more widespread market acceptance, any of which could harm our business. The market for customer experience solutions is fragmented, rapidly evolving, and highly competitive, with relatively low barriers to entry. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements, and we expect competition to continue to intensify in the future. Among the small to midsized organizations that make up a large proportion of our customers, we often compete with general use computer applications and other tools, which these organizations use to provide support and which can be deployed for little or no cost. These include shared accounts for email communication, phone banks for voice communication and text messaging, shared accounts for social messaging, text editors, and spreadsheets for tracking and management. In addition, we compete with a number of other SaaS providers with focused applications or broader suites of product offerings, which may be competitive to one or more of our product and platform solutions that our potential customers may elect to use in lieu of our solutions, such as Freshworks Inc. and HubSpot, Inc. As a result, small to midsized organizations are able to switch to one of our competitors relatively easily. Additionally, as the barriers to entry are low into this market, new entrants or current competitors may be able to change branding, marketing, or sales strategy more quickly and effectively than us, and/or develop products that mimic our new product releases and sell those products at a low price, resulting in a decreased ability for us to increase our marketing pipeline or sales.
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
Certain of our operating results and financial metrics may be difficult to predict as a result of seasonality and usage-based factors.
We have experienced, and expect to continue to experience in the future, seasonality in our business, and our operating results and financial condition may be affected by such trends in the future. We generally experience seasonal fluctuations in demand for our solutions and services, and believe that our quarterly sales are affected by industry buying patterns. For example, we have customers who add flexible agents when they need more capacity during busy periods and then subsequently scale back the following year. We believe that the seasonal trends that we have experienced in the past may continue for the foreseeable future, particularly as we expand our sales to larger organizations. Since a large percentage of our subscriptions are monthly, customers are able to increase and decrease the number of authorized agents for whom they require a subscription quickly and easily, thereby potentially increasing the impact of seasonality on our revenue. Further, while not significant, a portion of our revenue results is not subscription-based, such as revenue related to our Talk product or revenue related to professional services, and is primarily dependent on usage-based demand, which can be difficult to predict. Seasonality within our business may be reflected to a much lesser extent, and sometimes may not be immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of our agreement. To the extent we experience this seasonality, it may cause fluctuations in our operating results and financial metrics, and make forecasting our future operating results and financial metrics difficult. Additionally, we do not have sufficient experience in selling certain of our solutions to determine if demand for these services are or will be subject to material seasonality.
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
In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions when the initial contract term expires and add additional authorized agents or additional product and platform solutions to their customer accounts. Even though the majority of our revenue is derived from subscriptions to our solutions that have terms longer than one month, a significant portion of the subscriptions to our solutions have monthly terms. Our customers have no obligation to renew their subscriptions, and our customers may not renew subscriptions with a similar contract period or with the same or a greater number of agents. Some of our customers elect not to renew their agreements with us and it is difficult to accurately predict long-term customer retention. Because the revenue derived from our customers on contracts with monthly terms are often small and midsized organizations, and because small and midsized organizations can have liquidity and expense limitations more restrictive than large organizations, such revenue is particularly susceptible to changes in global demand arising from economic downturns. Additionally, as we continue to expand our offerings to appeal to larger enterprises and such customers agree to longer contractual terms with subscriptions to additional solutions, if and when such larger enterprise customers decide not to renew their contractual arrangements, the negative impact on our results and operations will accordingly be increasingly larger. Further, a substantial proportion of our revenue derives from, and our future success is substantially dependent on, our ability to expand our existing customers’ use of our solutions by expanding the number of solutions to which such customers subscribe. This has required and will continue to require increasingly sophisticated and costly sales efforts, may not result in additional sales, and it may be difficult to predict the success of such efforts.
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
We depend on, and anticipate that we will continue to depend on, various third-party relationships in order to sustain and grow our business. We are highly dependent upon third-party technology partners for certain critical features and functionality of our platform. For example, the features available on Zendesk Talk are highly dependent on our technology integration with products offered by Twilio Inc., the features available on Zendesk Support are highly dependent on our technology integration with products offered by Alphabet Inc., and the features available across our platform are generally dependent on our third-party hosting services and integrations with messaging services. Failure of this or any other technology provider to maintain, support, or secure its technology platforms in general, and our integrations in particular, or errors or defects in its technology, could materially and adversely impact our relationship with our customers, damage our reputation and brand, and harm our business and operating results. Any loss of the right to use any of this hardware or software could result in delays or difficulties in our ability to provide our solutions until equivalent technology is either developed by us or, if available, identified, obtained, and integrated.
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
Increasing our customer base and achieving broader market acceptance of our product and platform solutions will depend, to a significant extent, on our ability to effectively maintain and scale our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain certain of our new customers, including larger organizations. We plan to continue to invest in our direct sales force both domestically and internationally to increase the effectiveness of our sales motions and increase our sales capacity. During the year ended December 31, 2021, our sales and marketing organization increased by approximately 700 employees to approximately 2,340 employees. There is significant competition for experienced sales and marketing professionals with the skills and technical knowledge that we require, both domestically and internationally. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales and marketing professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. In territories outside the United States, attraction, recruiting and retention of our sales personnel has been and will be increasingly difficult and costly, affecting our ability to compete in such jurisdictions. Further, as organizations worldwide adjust to continuing precautions and safety measures related to decreasing the health risks of COVID-19, our ability to connect in person with our customers and potential customers may be and has been negatively impacted, resulting in delayed sales cycles.
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
We have experienced and may continue to experience rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from approximately 4,130 employees as of December 31, 2020 to approximately 5,860 employees as of December 31, 2021. In addition, we have established subsidiaries in Denmark, the United Kingdom, Australia, Ireland, Japan, the Philippines, Brazil, Germany, India, Mexico, and South Korea since our inception in 2007, and, as a result of acquisitions, we also have subsidiaries in Singapore, France, Poland, Portugal, and Canada. We may continue to invest in our international operations and expand into other countries in the future. We have also experienced significant growth in the number of customers, end users, transactions, and data that our solutions support. Our organizational structure is becoming more complex and we may need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures, to manage this complexity. Further, as our employees work from geographic areas across the globe, we will require investment of resources and close monitoring of local regulations and requirements that continually change due to events that may have a global impact, such as the shift to remote work or hybrid remote and in-office models arising from the COVID-19 pandemic, and we may experience unpredictability in our expenses, employee retention, and employee work culture. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, simplicity in design, and attention to customer experience that has been critical to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the retention and productivity of our employees may be impacted, and the quality of our solutions and services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
We have a history of losses and we expect our revenue growth rate to decline. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain our profitability.
We have incurred net losses in each year since our inception, including net losses of $62 million and $70 million for the three months ended December 31, 2021 and 2020, respectively, and net losses of $224 million and $218 million for the fiscal years ended December 31, 2021 and 2020, respectively. We had an accumulated deficit of $1,140 million as of December 31, 2021. For the three months ended December 31, 2021 and 2020, our revenue was $375 million and $283 million, respectively, representing a 32% growth rate. For the fiscal years ended December 31, 2021 and 2020, our revenue was $1,339 million and $1,030 million, respectively, representing a 30% growth rate. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

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
In the fiscal years ended December 31, 2021 and 2020, we derived 49% and 48%, respectively, of our revenue from customers located outside of the United States. We are continuing to invest in our international operations as part of our growth strategy. We currently have sales personnel and sales and product support operations in certain countries across North America, Europe, Australia, Asia, and South America. To date, a limited portion of our sales has been driven by resellers or other channel partners. We believe our ability to convince new customers to subscribe to our solutions or to convince existing customers to renew or expand their use of our solutions is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.
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
•exposure to political developments in the United Kingdom (“U.K.”), including the departure of the U.K. from the European Union (“EU”) on January 31, 2021 (“Brexit”), which has created an uncertain political, economic and regulatory environment, instability for businesses, and volatility in global financial markets and the value of foreign currencies, all of which could disrupt trade, the sale of our services, and the mobility of our employees and contractors between the U.K., EU and other jurisdictions;
•compliance with laws and regulations for foreign operations, including anti-bribery laws (such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. Travel Act, and the U.K. Bribery Act 2010), import and export controls laws, tariffs, trade barriers, economic sanctions, anti-slavery laws, and other regulatory or contractual limitations on our ability to sell our solutions in certain foreign markets, and the risks and costs of non-compliance;
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
The continued growth in sales of our services and solutions and customer retention are increasingly dependent on the trust of existing customers in and the perception by potential customers of the secure and reliable use of our solutions. As we develop our product and platform solutions to reflect our core strengths of simplicity, agility, and transparency in the customer experience for organizations of all sizes, we will continue to focus on developing a product and information security program that minimizes vulnerabilities and protects our customers’ data. If we fail to meet our customers’ expectations in maintaining that trust, our customer retention will decrease, our perception in the market will be harmed, and our results of operations will be negatively affected.
Use of our product and platform solutions involves the storage, transmission, and processing of our customers’ proprietary data, including personally identifiable information and other sensitive data regarding their customers or employees. Unauthorized access to, or disclosure, compromise, destruction, alteration or corruption of, such information or security breaches of our solutions, or our service providers' solutions, could result in the loss of data, loss of intellectual property or trade secrets, loss of business, severe reputational damage adversely affecting customer and investor confidence, disruption to our business, regulatory investigations and orders, litigation, or indemnity obligations, or other legal, regulatory, and financial exposure and liability. If our network or computer systems are breached or unauthorized access to customer data is otherwise obtained, we may be held responsible for damages for contract breach, or be subjected to penalties for violation of applicable laws and regulations and we could incur significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities. Furthermore, security breaches of our solutions could make it easier for malicious third parties to discover vulnerabilities in such solutions or allow our competitors to create similar solutions with decreased development effort, harming our competitive position. Notifications related to a security breach regarding or pertaining to any of such service providers have impacted and could in the future impact our reputation, harm customer confidence, hurt our sales and expansion into new markets, or cause us to lose existing customers.
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
We have previously experienced significant data breaches and security incidents. We have also previously identified major vulnerabilities of our security measures and the security measures deployed by third-party vendors upon which we rely, and our solutions have been and may continue to be at risk for future breaches as a result of third-party action against ourselves or our vendors, employee, vendor, or contractor error, malfeasance, or other factors. In light of prior incidents, and in the event that we are subject to any future breaches or we learn that the extent of prior incidents is more significant than is currently known, our solutions may be perceived as insecure, we may lose existing customers or fail to attract new customers, and we may incur significant liabilities.
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
Cyber incidents have been increasing in sophistication and frequency, increasing the difficulty of detecting and successfully defending against them. Such incidents can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, exploiting vulnerabilities in hardware, software, or other infrastructure, social engineering techniques, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. Additionally, our continued use of remote work environments and virtual platforms may also increase our cybersecurity vulnerabilities and risks. Because the techniques used and vulnerabilities exploited to obtain unauthorized access to or to sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or vulnerabilities or to implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.
Data security is a critical competitive factor in our industry, therefore, we make numerous statements in our legal documents, public facing documents, privacy policies, terms of service, and data processing agreements, through our certifications to privacy standards, and in our marketing materials, providing assurances about the security of our solutions, including detailed descriptions of security measures we employ. Should any of these statements be untrue or become untrue, even due to circumstances beyond our reasonable control, we may face claims of misrepresentation or deceptiveness by the U.S. Federal Trade Commission, state and foreign regulators, and private litigants.
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
Given that we are significantly reliant on third-party managed hosting services, any significant disruption of or interference in our use of such services will negatively impact our operations and customer satisfaction. Third-party managed hosting services may additionally take actions beyond our control that could seriously harm our business, including discontinuing or limiting our access to the service, increasing price terms, including establishing more favorable relationships or pricing terms with one or more of our competitors, maintaining control over the pricing models of those hosting services for when customers experience unique spikes in demand and usage, terminating or seeking to terminate the contractual relationship altogether, or modifying or interpreting its terms of service or other policies in a manner that impacts our ability to run our businesses and operations. Different types of challenges may arise from our various solutions' usage of third-party hosting services, and if we are not able to provide a seamless experience contemporaneously across our solutions, our reputation and perception of reliability may be negatively impacted, and our customer retention and prospective business may be harmed.
We have made and will continue to make substantial expenditures for third-party managed hosting services to support our growth and provide enhanced levels of service to our customers. If costs associated with third-party managed hosting services utilized to support our growth are greater than expected, the negative impact on our operating results would likely exceed our initial expectations.
Domestic and international privacy and data security concerns and laws could result in additional costs and liabilities to us or inhibit sales of our solutions.
The regulatory framework for privacy and security concerns and laws worldwide are rapidly evolving and are likely to remain uncertain for the foreseeable future. Many federal, state, and foreign government bodies and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use, and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and consumer protection agencies. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, in 2018, California enacted the California Consumer Privacy Act, or CCPA, which went into effect in January 2020 and became enforceable by the California Attorney General in July 2020. The CCPA established certain transparency requirements and individual rights and, among other things, requires companies covered by the legislation to provide new disclosures to California consumers and afford such consumers new rights with respect to their personal information, including the right to request deletion of their personal information, the right to receive the personal information on record for them, the right to know what categories of personal information generally are maintained about them, as well as the right to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation.
Additionally, a new California ballot initiative, the California Privacy Rights Act, or CPRA, was passed in November 2020. Effective on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.
Certain other state laws impose similar privacy obligations and we also anticipate that more states will increasingly enact legislation similar to the CCPA. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation and in some states efforts to pass comprehensive privacy laws have been successful. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act, or CDPA. The CDPA will become effective January 1, 2023. The CDPA will regulate how businesses (which the CDPA refers to as “controllers”) collect and share personal information. While the CDPA incorporates many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of controllers. The new law will impact how controllers collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.
Also, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act, or CPA, into law. The CPA is rather similar to Virginia’s CDPA, but also contains additional requirements. The new measure applies to companies conducting business in Colorado or who produce or deliver commercial products or services intentionally targeted to residents of the state that either: (1) control or process the personal data of at least 100,000 consumers during a calendar year; or (2) derive revenue or receive a discount on the price of goods or services from the sale of personal data and process or control the personal data of at least 25,000 consumers.
With the CPA, Colorado became the third state to enact a comprehensive privacy law. A number of additional other states have proposed bills for comprehensive consumer privacy laws and it is quite possible that certain of these bills will pass. The existence of comprehensive privacy laws in different states in the country, if enacted, will add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data, and has resulted in and will result in increased compliance costs and/or changes in business practices and policies.
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. In May 2018, the European General Data Protection Regulation, or GDPR, came into effect and established requirements applicable to the handling of personal data and may result in fines up to €20 million or up to 4% of annual global turnover in the preceding financial year, whichever is higher, and other administrative penalties. Compliance with GDPR has and will continue to require valuable management and employee time and resources. In many European jurisdictions enforcement actions and consequences for non-compliance are also rising.
In February 2016, the European Union and U.S. officials announced an agreement, which established the EU-U.S. Privacy Shield Framework, or the Privacy Shield, as a means for legitimating the transfer of personal data from the European Economic Area to the U.S. We have in the past relied on various transfer safeguards, including the Privacy Shield, to legitimize data transfers from the EU to the U.S. However, in July 2020, the Court of Justice of the European Union, or the CJEU, in Case C-311/18 (Data Protection Commissioner v Facebook Ireland and Maximillian Schrems or Schrems II) invalidated the Privacy Shield on the grounds that the Privacy Shield failed to offer adequate protections to EU personal data transferred to the U.S. The CJEU, in the same decision, deemed that the Standard Contractual Clauses, or SCCs, remain valid. However, the CJEU ruled that transfers made pursuant to the SCCs need to be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, and required businesses to assess whether supplementary measures that provide privacy protections additional to those provided under SCCs need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EU. Subsequent guidance published by the European Data Protection Board, or EDPB, in June 2021 described what such supplementary measures must be, and stated that businesses should avoid or cease transfers of personal data if, in the absence of supplementary measures, equivalent protections cannot be afforded. Additionally, the EDPB guidance clarified that the CJEU’s requirements regarding the SCCs also apply to other transfer mechanisms, such as the Binding Corporate Rules, which serve as Zendesk’s primary mechanism to legitimize data transfers from the EU to other jurisdictions, including the U.S. In June 2021, the European Commission published new versions of the SCCs, which seek to address items identified by the CJEU’s Schrems II decision and provide further details regarding the transfer assessments that the parties are required to conduct when implementing the new SCCs. The new SCCs must be used for relevant new data transfers from September 27, 2021; existing SCCs arrangements must be migrated to the new SCCs by December 27, 2022. Similarly, the Swiss data protection authority determined the Swiss-U.S. Privacy Shield framework was no longer a valid mechanism for Swiss-U.S. data transfers.
Outside of the EU, on August 27, 2021, the Swiss Federal Data Protection and Information Commissioner (FDPIC) announced that the new EU SCCs could be relied upon to legitimize transfers of personal data out of Switzerland to third countries that have not been deemed to provide “adequate” protection to personal data. The new EU SCCs must be used for any new contract entered into as of September 27, 2021 and implemented in existing contracts that incorporate the prior version of the SCCs by January 1, 2023. In the UK, following Brexit, the UK is no longer subject to the EC’s new standard contractual clauses but has published a draft version of a UK-specific transfer mechanism, which, once finalized, will enable transfers from the UK. We will be required to implement these new safeguards when conducting restricted data transfers and doing so will require significant effort and cost. These and other future developments regarding the flow of data across borders could increase the cost and complexity of delivering our services in some markets and may lead to governmental enforcement actions, litigation, fines, and penalties or adverse publicity, which could adversely affect our business and financial position.
Jurisdictions outside of Europe are also considering and/or enacting comprehensive data protection legislation. For example, as of August 2020, the Brazilian General Data Protection Law imposes requirements similar to GDPR on products and services offered to users in Brazil. Cross-border data transfers and other future developments regarding local data residency could increase the cost and complexity of delivering our services in some markets and may lead to governmental enforcement actions, litigation, fines, and penalties or adverse publicity, which could adversely affect our business and financial position, could greatly increase our cost of providing our products and services, require significant changes to our operations, or even prevent us from offering certain services in specific jurisdictions.
In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Further, our customers or potential customers may require us to comply with more stringent privacy and data security contractual requirements or decide not to do business with us. For example, some of our customers or potential customers who do business in the European Union may require us to host all personal data within the European Union and may decide to do business with one of our competitors who hosts personal data within the European Union instead of doing business with us. Particularly in this regulatory environment, if we or other SaaS providers experience data security incidents, loss of customer data, disruptions in delivery, or other problems, the market for SaaS business applications, including our solutions, may be negatively affected.
We also continue to see jurisdictions imposing data localization laws, which may require personal information of citizens of a jurisdiction to be, among other data processing operations, initially collected, stored, and modified locally within such jurisdiction. These regulations may deter customers from using services such as ours, and may inhibit our ability to expand into those markets or prohibit us from continuing to offer services in those markets without significant additional costs.
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
Our success and ability to compete depend in part upon our intellectual property. We currently have fourteen issued patents and have a limited number of pending patent applications, none of which may result in an issued patent. We rely on copyright, trade secret, and trademark laws, patents, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.

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
There is considerable patent and other intellectual property development activity in our industry. Our future success depends in part on not infringing upon the intellectual property rights of others. From time to time, our competitors or other third parties have claimed, and may in the future claim, that we, our solutions or our underlying technology are infringing upon or otherwise violating their intellectual property rights, and we may be found to be infringing or violating upon such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering one or more of our solutions, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses, modify our solutions, or refund subscription fees, which could further exhaust our resources. In addition, we may incur substantial costs to resolve claims or litigation, whether or not successfully asserted against us, which could include payment of significant settlement, royalty, or license fees, modification of our solutions, or refunds to customers of subscription fees. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and other employees from our business operations. Such disputes could also disrupt our solutions, adversely impacting our customer satisfaction and ability to attract customers.
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
We were founded in Denmark in 2007 and were headquartered in Denmark until we reincorporated in Delaware in 2009. Today, we generally conduct our international operations through subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships and transactions are subject to complex regulations, including but not limited to transfer pricing regulations administered by taxing authorities in various jurisdictions. Our tax returns are generally subject to audit and/or further examination by taxing authorities and the relevant taxing authorities have and will disagree with our transfer pricing practices and procedures, including our determinations as to the value of assets sold or acquired or income and expenses attributable to specific jurisdictions or transactions. If our position were not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations.
Additionally, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The United States continuously enacts tax legislation, including regulations related to the significant tax reform legislation enacted in 2017, and certain tax provisions may potentially adversely affect us in the future. For example, U.S. President Joseph Biden’s plan to increase the U.S. federal corporate income tax rate could materially increase the amount of taxes we owe, thereby negatively impacting our results of operations as well as our cash flows from operations. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition, or results of operations may be adversely impacted.
If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2021, we had a net balance of $197 million of goodwill and intangible assets related to business acquisitions. An adverse change in market conditions, particularly a change resulting in a significant decrease in our share price, or if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2021, we had federal and state net operating loss carryforwards, or NOLs, of $1,601 million and $665 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, including in connection with our initial public offering or our follow-on public offering. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. Our NOLs generated before fiscal year 2018 are subject to a 20-year carryover limitation and may expire if unused within that period. There is also a risk that due to legislative changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Our NOLs may also be subject to limitations under state law. For example, California recently enacted legislation suspending the use of NOLs for taxable years 2020, 2021 and 2022 for many taxpayers. In addition, under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, the amount of NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles, or GAAP, in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. For example, on January 1, 2018, we adopted Accounting Standards Codification, or ASC, 606, “Revenue from Contracts with Customers,” which changed our accounting policies regarding revenue recognition and incremental costs to acquire customer contracts. We also adjusted our consolidated financial statements from amounts previously reported to reflect the adoption. Certain other standards that become effective in the future may have a material impact on our consolidated financial statements. See Note 2 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding the effect of new accounting pronouncements on our consolidated financial statements. Any difficulties in implementing these standards could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

We depend and rely upon SaaS technologies from third parties to operate our business and interruptions or performance problems with these technologies may adversely affect our business and operating results.
We rely heavily on hosted SaaS applications from third parties in order to operate critical functions of our business, including billing and order management, enterprise resource planning, and financial accounting processes. If these services become unavailable due to extended outages or interruptions, or because they are no longer available on commercially reasonable terms, our expenses could increase, our ability to manage finances could be interrupted, and our processes for managing sales of our solutions and supporting our customers could be impaired until equivalent services, if available, are identified, obtained, and implemented, all of which could adversely affect our business.
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
Based on public filings available as of the filing date of this Annual Report on Form 10-K, as of December 31, 2021, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 30% of our outstanding common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to exert significant influence in matters requiring stockholder approval. For example, these stockholders may be able to exert significant influence in elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware (“Section 203”), which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. The provisions of our certificate of incorporation and bylaws cited above and the applicability of Section 203 may tend to delay, defer or prevent a potential unsolicited offer or takeover attempt that is not approved by our board of directors but that our stockholders might consider to be in their best interest, including an attempt that might result in stockholders receiving a premium over the market price for their shares. Any delay or prevention of a change of control transaction or changes in our management could cause the market price of our common stock to decline.
The changing laws and regulations related to being a public company may strain our resources and divert management’s attention.
Changing laws, regulations, and standards relating to corporate governance and public disclosure can create uncertainty for public companies and increase legal and financial compliance costs. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected. Further, we may in the future hire lobbyists or engage in other permissible political activities with the intent of furthering our business interests or otherwise; such efforts may not be successful and would result in additional costs to the business.
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
In March 2018, we issued $575 million in aggregate principal amount of 0.25% convertible senior notes due 2023 (the “2023 Notes”), in a private offering. The interest rate on the 2023 Notes is fixed at 0.25% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year. In June 2020, we issued $1,150 million aggregate principal amount of 0.625% convertible senior notes due 2025 in a private offering (the “2025 Notes,” and together with the 2023 Notes, the “Notes”). The interest rate on the 2025 Notes is fixed at 0.625% per annum and is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. In connection with the offering of the 2025 Notes, the Company used $618 million of the net proceeds from the offering of the 2025 Notes to repurchase $426 million aggregate principal amount of the 2023 Notes in cash through individual privately negotiated transactions (the “2023 Notes Partial Repurchase”). As of the repurchase date, the carrying value of the 2023 Notes subject to the 2023 Notes Partial Repurchase, net of unamortized debt discount and issuance costs, was $367 million. The 2023 Notes Partial Repurchase resulted in a $26 million loss on early debt extinguishment. As of December 31, 2021, $149 million of principal remains outstanding on the 2023 Notes. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As disclosed in Note 9 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K, the conditional conversion feature of the 2023 Notes that is based on the closing stock price of our common stock during the last 30 trading days of a calendar quarter was triggered as of December 31, 2021, and the 2023 Notes are convertible at the option of the holders, in whole or in part, between January 1, 2022 and March 31, 2022. Whether the 2023 Notes will be convertible following such calendar quarter will depend on the satisfaction of this conditional conversion feature or another conversion condition in the future. The 2025 Notes are not currently convertible.
In addition, even if holders do not elect to convert their Notes at a time when they are convertible, we are required to reclassify the outstanding principal of the Notes that are convertible as a current rather than long-term liability, resulting in a material reduction of our net working capital. We have classified the 2023 Notes as a current liability on the consolidated balance sheet as of December 31, 2021.
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
The accounting method for convertible debt securities, such as the Notes, could have a material effect on our reported financial results.
Under FASB ASC 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion option of the Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our consolidated balance sheet and as a discount to the Notes, which reduces their initial carrying value. The carrying value of the Notes, net of the discount recorded, is accreted up to the principal amount of the Notes from the issuance date until maturity, which results in non-cash charges to interest expense in our consolidated statement of operations. Accordingly, we have reported lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.
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
In August 2020, the FASB published an Accounting Standard Update that, for most convertible instruments (such as the Notes), requires the entire debt amount to be classified as a liability. This would eliminate the recognition of non-cash charges to interest expense, and accordingly, would result in higher net income or lower net loss in our financial statements. Additionally, the new guidance eliminates the treasury stock method for most convertible instruments and instead requires application of the “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be antidilutive. Upon adoption of the standard, which we will adopt in fiscal year 2022, we will be unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes. Accordingly, our diluted earnings per share is expected to be adversely affected in periods when we report net income after adoption of the standard.
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
The completion of the Merger is subject to a number of conditions, including approval of the Company’s stockholders, approval of Momentive’s stockholders, and customary closing conditions. The failure to satisfy all of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring at all. A delay in completing the Merger could prevent us from realizing some or all of the expected benefits of the Merger within the time frame currently anticipated or at all, which could result in additional transaction costs or in other negative effects associated with uncertainty about the completion of the Merger.
Furthermore, either the Company or Momentive may terminate the Merger Agreement under certain circumstances, including, among others, if the Merger is not completed by July 28, 2022. If the Merger is not completed, we would not realize any of the anticipated benefits of the Merger, and we may suffer other consequences that could adversely affect our business, results of operations and stock price, including the payment of a termination fee of $150 million under specified circumstances, transaction costs that are payable by us whether or not the Merger is completed, and possible legal proceedings related to the Merger or the failure to complete the Merger.
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
In response to the announcement of our proposed acquisition of Momentive, our existing or prospective customers, partners, or suppliers may:

•delay, defer, or cease purchasing products or services from, or providing products or services to, us or the combined company;
•delay or defer other decisions concerning us or the combined company; or
•otherwise seek to change the terms on which they do business with us or the combined company.
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
Losses of customers, partners, employees, or other important strategic relationships could have a material adverse effect on our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining the approval of our and Momentive’s stockholders.
Our existing stockholders will experience dilution if the Merger is completed.
The Merger, if completed, will dilute the ownership position of our existing stockholders. Upon completion of the Merger, our existing stockholders are expected to own approximately 78% of our outstanding shares of common stock and former Momentive stockholders are expected to own approximately 22% of our outstanding shares of common stock. Consequently, our existing stockholders may have less influence over our management and policies if the Merger is completed than they currently have over our management and policies.
Stockholder litigation could negatively affect our business and operations.
Transactions such as the Merger are frequently subject to litigation or other legal proceedings. As of the date of this Annual Report on Form 10-K, nine complaints have been filed by purported stockholders of the Company and purported stockholders of Momentive, each of which seeks to enjoin the Merger and other relief. The complaints assert claims against certain defendants under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder for allegedly false and misleading statements in the joint proxy statement/prospectus and against certain defendants under Section 20(a) of the Exchange Act for alleged “control person” liability with respect to such allegedly false and misleading statements. The Company and Momentive intend to defend against the lawsuits filed, but might not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have an adverse effect on our business, results of operation or financial position, including through the possible diversion of the Company’s resources or distraction of key personnel.
Furthermore, one of the conditions to the completion of the Merger is that no injunction by any governmental body of competent jurisdiction will be in effect that prevents the consummation of the Merger. As such, if any of the plaintiffs are successful in obtaining an injunction preventing the consummation of the Merger, that injunction may prevent the Merger from becoming effective or from becoming effective within the expected time frame.

Actions of activist shareholders or unsolicited bidders could impair our ability to consummate the Merger or otherwise negatively affect our business.
We value constructive input from investors and regularly engage in dialogue with our shareholders regarding strategy and performance. Our board of directors and management team are committed to acting in the best interests of all of our shareholders. There is no assurance that the actions taken by our board of directors and management in seeking to maintain constructive engagement with certain shareholders will be successful.

Recently, an activist shareholder holding shares of the Company’s stock has publicly opposed the Merger. The actions of this or other shareholder activists may make it more difficult to obtain approvals from the Company’s and Momentive’s respective stockholders for the Merger.
Responding to actions by activist shareholders and third parties making unsolicited bids to acquire the Company or a portion of its business may be costly and time-consuming, disrupt our operations and divert the attention of management, our board of directors and our employees. A proxy contest or other activist campaign and related actions could also require us to incur substantial legal, public relations and other advisor fees and proxy solicitation expenses.
Additionally, perceived uncertainties as to our future strategy, performance, operations or governance as a result of shareholder activism, changes to the composition of our board of directors, or an unsolicited bid for the Company or a portion of its business may lead to the perception of a change in the direction of our business or other instability, which may be exploited by our competitors and/or other activist shareholders or other unsolicited bidders and cause concern to our current or potential customers, employees, investors, strategic partners and other constituencies. This could result in lost sales and the loss of business opportunities, including the anticipated benefits of the Merger, and make it more difficult to attract and retain qualified personnel and business partners. If customers choose to delay, defer or reduce transactions with us or do business with our competitors instead of us, then our business, financial condition and operating results would be adversely affected. In addition, our share price could experience periods of increased volatility as a result of shareholder activism.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.

Our corporate headquarters are located in San Francisco, California, where we lease approximately 108,000 square feet of total space under multiple leases.

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

For more information regarding legal proceedings, such as the Reidinger securities class action, see Note 10 in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

It is not possible for the Company to quantify the extent of potential liability to the individual defendants, if any. Management believes that the lawsuits currently filed against us lack merit and intends to vigorously defend the actions. We cannot predict the outcome of or estimate the possible loss or range of loss from the described matters.

In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on the business, consolidated balance sheets, results of operations, comprehensive loss, or cash flows. However, the outcome of these matters is inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts in excess of management's expectations, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.
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
Holders

As of December 31, 2021, there were approximately 32 holders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to accurately estimate the total number of stockholders represented by these record holders.
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
Issuer Purchases of Equity Securities

No shares of our common stock were repurchased during the three months ended December 31, 2021.
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

The following stock performance graph compares total stockholder returns for Zendesk, Inc. from December 31, 2016, through December 31, 2021, against the S&P 500 Index and the S&P 500 Software & Services Index, assuming a $100 investment made on December 31, 2016. The S&P 500 Software & Services Index is the official name of the index referred to in prior Annual Reports on Form 10-K as the S&P 500 Composite/Software Index. This change to refer to such index's official name has no effect on the identity or values of the index. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown in the graph below is not necessarily indicative of future price performance.

$750
$700
$650
$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
Zendesk, Inc.
S&P 500 Index
S&P 500 Software & Services Index

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes appearing in this Annual Report on Form 10-K. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, impacts on our business and general economic conditions due to the current COVID-19 pandemic, those identified below and those discussed in the section titled “Risk Factors” included in this Annual Report on Form 10-K.
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

We believe in developing solutions that serve organizations of all sizes and across all industries. Our flagship product solution, Zendesk Support, provides organizations with the ability to track, prioritize, and solve customer support tickets across multiple channels, bringing customer information and interactions into one place. Our other widely available product solutions integrate with Support and include Zendesk Chat, Zendesk Talk, and Zendesk Guide. Chat is live chat software that provides a fast and responsive way for organizations to connect with their customers. Talk is cloud-based call center software that facilitates personal and productive voice and short message service support conversations between organizations and their customers. Guide is a self-service destination that organizations can use to provide articles, interactive forums, and a community that help an organization's customers help themselves.

We additionally offer Zendesk Gather, a product solution that enables companies to provide trusted and transparent support to customers through online community forums, Zendesk Explore, a solution to provide analytics for organizations to measure and improve the entire customer experience, Zendesk Sell, sales customer relationship management software that complements our mission in delivering solutions that provide a better customer experience, Zendesk Sunshine, a customer relationship management platform which enables organizations to connect and integrate customer data generated through our product solutions, and Sunshine Conversations, a messaging platform solution that allows businesses to integrate messaging through social channels and directly interact and transact with customers. For a service solution which provides Support, Chat, Talk, Guide, Explore, and Sunshine together, we offer the Zendesk Suite.

We offer a range of subscription account plans for our solutions that vary in price based on functionality, type, and the amount of product support we offer. We also offer a range of additional features that customers can purchase and add to their subscriptions.

For the years ended December 31, 2021, 2020, and 2019, our revenue was $1,339 million, $1,030 million, and $816 million, respectively, representing a 30% growth rate from 2020 to 2021 and a 26% growth rate from 2019 to 2020. For the years ended December 31, 2021, 2020, and 2019, we derived $659 million, or 49%, $493 million, or 48%, and $389 million, or 48%, respectively, of our revenue from customers located outside of the United States. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. For the years ended December 31, 2021, 2020, and 2019, we generated net losses of $224 million, $218 million, and $170 million, respectively.

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

We have focused on rapidly growing our business and plan to continue to invest for long-term growth. We expect to continue to develop our hosting capabilities primarily through expenditures for third-party managed hosting services. The amount and timing of these expenditures will vary based on our estimates of projected growth and planned use of hosting resources. Over time, we anticipate that we will continue to gain economies of scale by efficiently utilizing our hosting and personnel resources to support the growth of our customer base. In addition, we expect to incur third-party license fees to support certain products and amortization expense associated with acquired intangible assets and capitalized internal-use software. As a result, we expect our gross margin to improve in the long-term, although our gross margin may decrease in the near-term and may vary from period to period as our revenue fluctuates and as a result of the timing and amount of such costs.

We expect our operating expenses to continue to increase in absolute dollars in future periods. We have invested, and expect to continue to invest, in our software development efforts to broaden the functionality of our existing solutions, to further integrate these solutions and services, and to introduce new solutions. We plan to continue to invest in our sales and marketing organizations, particularly in connection with our efforts to expand our customer base and expand usage of our solutions. We also expect to continue to incur additional general and administrative costs in order to support the growth of our business and the infrastructure required to comply with our obligations as a global, public company.

COVID-19 Update

We are continuing to ascertain the long-term impact of the novel coronavirus and resulting disease ("COVID-19") pandemic on our business. The full effect on our results of operations in future quarters is uncertain, but in the near to intermediate term, we expect our financial performance to continue to be impacted by the economic crisis arising from COVID-19. We continue to focus on supporting our employees, customers, and community.

As organizations and governments continue to adapt to changing conditions related to the COVID-19 pandemic worldwide, our business continuity plans have continued to focus on the health and safety of our employees while continuing to drive innovation in customer experience solutions for our customers. The ongoing global shift to a digital-first world has continued to emphasize the importance of fast time-to-value solutions such as our own and our need to reimagine the way our employees engage with each other and their customers. As we adjust to that new normal, we will continue to evaluate conditions in each region we operate. We continue to reassess local restrictions across the globe, focusing on leveraging technology to bring employees together virtually, while being more thoughtful when we ask people to come together in person.

As commercial, personal, and social spheres continue to increasingly rely on digital interactions and experiences worldwide, some of our customers’ businesses have continued to see increased activity, while other customers may have seen a decrease in previously heightened activity as businesses adjust to a new normal. We may continue to experience curtailed customer demand for our solutions that could materially adversely impact our business, results of operations, and overall financial performance in future periods. Because we primarily have a subscription-based business model which generally results in recognition of revenue in subsequent periods originating from customer contracts executed in prior periods, the effects of the COVID-19 pandemic may continue to have a delayed impact on our results of operations. See the “Risk Factors” section for further discussion of the possible impact of the COVID-19 pandemic on our business.

Key Business Metrics
We review a number of operating metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
Logos.     Our number of logos is a consolidation of paid customer accounts across our solutions, exclusive of our legacy Starter plan, free trials, or other free services, as of the end of the period. A paid customer account is one individual billing relationship for subscription to our services. We calculate our logo number by consolidating paid customer accounts that share common corporate information as a single organization or customer may have multiple paid customer accounts across our solutions to service separate subsidiaries, divisions, or work processes. As of December 31, 2021, we had 111,100 logos. We do not currently include in our logo metric logos associated with our legacy analytics product, our legacy Outbound product, our legacy Starter plan, our Sell product, Sunshine Conversations, our legacy Smooch product, free trials, or other free services. We may from time to time refer to "customers" or "brands" in our publicly-available disclosures, each of which refers to our number of logos.

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
Our dollar-based net expansion rate was 122% as of December 31, 2021. We expect that, among other factors, our continued focus on adding larger logos at the time of addition and the growth in our revenue will result in an overall decline in our dollar-based net expansion rate over time as our aggregate annual recurring revenue grows.
Components of Results of Operations
Revenue
We generate substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on Zendesk Support and, to a lesser extent, Chat, Talk, Guide, Gather, Explore, Sell, Sunshine, and Sunshine Conversations and includes related support services. We also derive revenue from Zendesk Suite, our omnichannel offering, which combines many of these existing solutions into easy to purchase plans. Each subscription may have multiple authorized users, and we refer to each user as an “agent.” The number of agents ranges from one to thousands for various customer accounts. Our pricing is generally established on a per agent basis. We offer a range of subscription account plans for our solutions that vary in price based on functionality, type, and the amount of support we offer. We also offer a range of additional features that customers can purchase and add to their subscriptions. Certain arrangements provide for incremental fees above a fixed maximum number of monthly agents during the subscription term. Additionally, certain customers have arrangements that provide for unlimited users during the subscription term for a fixed fee. We sell subscription services under contractual agreements that vary in length, ranging between one month and multiple years, with the majority of subscriptions having a term of either one month or one year.
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

Results of Operations for Fiscal Years 2021, 2020, and 2019
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue	$1,338,603	$1,029,564	$816,416
Cost of revenue (1)	274,883	251,255	234,282
Gross profit	1,063,720	778,309	582,134
Operating expenses (1):
Research and development	352,049	255,400	207,548
Sales and marketing	679,801	512,339	396,514
General and administrative	198,554	166,469	141,076
Total operating expenses	1,230,404	934,208	745,138
Operating loss	(166,684)	(155,899)	(163,004)
Other income (expense), net
Interest expense	(58,721)	(43,319)	(26,708)
Loss on early extinguishment of debt	—	(25,950)	—
Interest and other income (expense), net	8,637	12,751	21,409
Total other income (expense), net	(50,084)	(56,518)	(5,299)
Loss before provision for income taxes	(216,768)	(212,417)	(168,303)
Provision for income taxes	6,876	5,761	1,350
Net loss	$(223,644)	$(218,178)	$(169,653)
(1) Includes share-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$21,004	$20,068	$20,858
Research and development	68,197	53,967	46,965
Sales and marketing	98,688	74,796	53,964
General and administrative	42,296	33,373	34,943

	Year Ended December 31,
	2021	2020	2019
	(As a percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Cost of revenue (1)	20.5	24.4	28.7
Gross profit	79.5	75.6	71.3
Operating expenses (1):
Research and development	26.3	24.8	25.4
Sales and marketing	50.8	49.8	48.6
General and administrative	14.8	16.2	17.3
Total operating expenses	91.9	90.8	91.3
Operating loss	(12.4)	(15.2)	(20.0)
Other income (expense), net
Interest expense	(4.4)	(4.2)	(3.3)
Loss on early extinguishment of debt	—	(2.5)	—
Interest and other income (expense), net	0.6	1.2	2.6
Total other income (expense), net	(3.8)	(5.5)	(0.6)
Loss before provision for income taxes	(16.2)	(20.7)	(20.6)
Provision for income taxes	0.5	0.6	0.2
Net loss	(16.7)%	(21.3)%	(20.8)%

(1)Includes share-based compensation expense as follows:

	Year Ended December 31,
	2021	2020	2019
	(As a percentage of revenue)
Cost of revenue	1.6%	1.9%	2.6%
Research and development	5.1	5.2	5.8
Sales and marketing	7.4	7.3	6.6
General and administrative	3.2	3.2	4.3

Revenue

	Year Ended December 31,			2020 to 2021 % change	2019 to 2020 % change
	2021	2020	2019
	(In thousands, except percentages)
Revenue	$1,338,603	$1,029,564	$816,416	30%	26%
Revenue increased $309 million, or 30%, in 2021 compared to 2020. The total increase in revenue was primarily attributable to expansions from existing accounts and the remainder was attributable to revenue from new accounts. Revenue from new accounts on a year-to-date basis reflects the revenue recognized from new customers acquired in the 12 months prior for each discrete quarter within the year-to-date period.

Revenue increased $213 million, or 26%, in 2020 compared to 2019. The total increase in revenue was primarily attributable to expansions from existing accounts and the remainder was attributable to revenue from new accounts.

Cost of Revenue and Gross Margin

	Year Ended December 31,			2020 to 2021 % change	2019 to 2020 % change
	2021	2020	2019
	(In thousands, except percentages)
Cost of Revenue	$274,883	$251,255	$234,282	9%	7%
Gross Margin	79.5%	75.6%	71.3%
Cost of revenue increased $24 million, or 9%, in 2021 compared to 2020. The overall increase was primarily due to increased hosting and related costs of $13 million and increased third-party license fees of $8 million, driven by customer growth. The increase was also driven by increased employee compensation-related costs of $7 million, mainly driven by headcount growth and incentive compensation. The overall increase was partially offset by a decrease in amortization expense from fully amortized acquired intangible assets of $3 million.
Our gross margin increased by 3.9 percentage points in 2021 compared to 2020, driven primarily by increased optimization of our personnel costs in our product support organization and efficiency from our hosting infrastructure.

Cost of revenue increased $17 million, or 7%, in 2020 compared to 2019. The overall increase was primarily due to increased expenditures for third-party managed hosting services of $9 million and increased third-party license fees of $4 million, driven by customer growth. The increase was also driven by increased employee compensation-related costs of $2 million, mainly driven by headcount growth and incentive compensation.

Our gross margin increased by 4.3 percentage points in 2020 compared to 2019, driven primarily by increased optimization of our personnel costs in our product support organization and efficiency from our hosting infrastructure.

Operating Expenses
Research and Development Expenses

	Year Ended December 31,			2020 to 2021 % change	2019 to 2020 % change
	2021	2020	2019
	(In thousands, except percentages)
Research and Development	$352,049	$255,400	$207,548	38%	23%
Research and development expenses increased $97 million, or 38%, in 2021 compared to 2020. The overall increase was primarily due to increased employee compensation-related costs of $77 million, driven by headcount growth and incentive compensation. Further contributing to the increase was higher allocated shared costs of $10 million.

Research and development expenses increased $48 million, or 23%, in 2020 compared to 2019. The overall increase was primarily due to increased employee compensation-related costs of $40 million, driven by headcount growth and incentive compensation. Further contributing to the increase was an increase in allocated shared costs of $5 million.
Sales and Marketing Expenses

	Year Ended December 31,			2020 to 2021 % change	2019 to 2020 % change
	2021	2020	2019
	(In thousands, except percentages)
Sales and Marketing	$679,801	$512,339	$396,514	33%	29%
Sales and marketing expenses increased $167 million, or 33%, in 2021 compared to 2020. The overall increase was primarily due to increased employee compensation-related costs, including amortization of capitalized commissions, of $126 million, driven by headcount growth and increased utilization of our product support organization, and an increase in allocated shared costs of $20 million. The increase was also driven by higher marketing program costs of $17 million, primarily due to increased volume of marketing and advertising activities.

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
General and Administrative Expenses

	Year Ended December 31,			2020 to 2021 % change	2019 to 2020 % change
	2021	2020	2019
	(In thousands, except percentages)
General and Administrative	$198,554	$166,469	$141,076	19%	18%
General and administrative expenses increased $32 million, or 19%, in 2021 compared to 2020. The overall increase was primarily due to increased employee compensation-related costs of $38 million, driven by headcount growth and incentive compensation, and higher allocated shared costs of $4 million. The overall increase was partially offset by a real estate impairment charge of $15 million recorded in the fourth quarter of 2020.

General and administrative expenses increased $25 million, or 18%, in 2020 compared to 2019. The overall increase was primarily driven by a real estate impairment charge of $15 million in the fourth quarter of 2020 and increased employee compensation-related costs of $12 million, driven by headcount growth and incentive compensation. Further contributing to the overall increase was increased expense of $5 million for the allowance for credit losses, driven by a reduction in customer collectability caused by the COVID-19 pandemic. The overall increase was partially offset by acquisition related costs of $6 million associated with our acquisition of Smooch and accelerated retention compensation of $3 million, recorded in 2019.

Other Income (Expense), Net

	Year Ended December 31,			2020 to 2021 % change	2019 to 2020 % change
	2021	2020	2019
	(In thousands, except percentages)
Interest expense	$(58,721)	$(43,319)	$(26,708)	36%	62%
Loss on early extinguishment of debt	—	(25,950)	—	*	*
Interest and other income (expense), net	8,637	12,751	21,409	(32)%	(40)%
*not meaningful

Interest expense increased $15 million, or 36%, in 2021 compared to 2020 primarily due to the issuance of the 2025 Notes in the second quarter of 2020. The loss on early extinguishment of debt of $26 million in 2020 was due to the 2023 Notes Partial Repurchase. Interest and other income (expense), net decreased by $4 million in 2021 compared to 2020, primarily due to a decrease in interest rates.

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

Provision for Income Taxes

	Year Ended December 31,			2020 to 2021 % change	2019 to 2020 % change
	2021	2020	2019
	(In thousands, except percentages)
Provision for income taxes	$6,876	$5,761	$1,350	19%	*
*not meaningful
Provision for income taxes increased $1 million in 2021 compared to 2020 primarily due to income taxes in foreign jurisdictions.

Provision for income taxes increased $4 million in 2020 compared to 2019 primarily due to income taxes in foreign jurisdictions and the adoption of ASU 2019-12.

The effective tax rate for each period differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for U.S. losses due to having a full valuation allowance against U.S. deferred tax assets.
Liquidity and Capital Resources
As of December 31, 2021, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1,576 million, which were held for working capital and general corporate purposes. Our cash equivalents and marketable securities are comprised of U.S. Treasury securities, corporate bonds, money market funds, asset-backed securities, agency securities, commercial paper, certificates of deposit, and time deposits.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$169,762	$26,428	$89,261
Net cash used in investing activities	(159,452)	(382,329)	(66,752)
Net cash provided by financing activities	59,225	563,817	48,411
To date, we have financed our operations primarily through customer payments for subscription services, the issuance of our convertible senior notes, and public and private equity financings. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, including timing of cash collections from our customers, and other risks detailed in the "Risk Factors" section. However, based on our current business plan and revenue prospects, we believe that our existing cash, cash equivalents, and marketable securities balances, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
In March 2018, we issued $575 million aggregate principal amount of 0.25% convertible senior notes due March 15, 2023 (refer to Note 9 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for more information). As of the date of this filing, we have received one request for conversion for an immaterial amount. The 2023 Notes are convertible during the three months ending March 31, 2022.
In June 2020, we issued $1,150 million aggregate principal amount of 0.625% convertible senior notes due June 15, 2025 (refer to Note 9 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for more information). In connection with the offering of the 2025 Notes, we used $618 million of the proceeds from the offering to repurchase a portion of the 2023 Notes, of which $39 million was related to repayment of the debt discount and was reflected as a cash outflow from operating activities. We also terminated a portion of our existing capped call in amounts corresponding to the principal of the 2023 Notes repurchased. The 2025 Notes are not convertible during the three months ending March 31, 2022.
We are in compliance with all covenants under both the 2023 Notes and the 2025 Notes as of December 31, 2021.
The impact of the 2023 Notes and the 2025 Notes on our liquidity will depend on whether we elect to settle any conversions in shares of our common stock or a combination of cash and shares. We currently intend to settle the principal amount of any converted 2023 Notes or 2025 Notes in cash.

On October 28, 2021, we entered into the Merger Agreement to acquire Momentive. Under the terms of the Merger Agreement, each issued and outstanding share of Momentive common stock will be converted into the right to receive 0.225 shares of Zendesk common stock. The Merger Agreement also provides for Zendesk’s assumption of outstanding options and other unvested equity awards held by continuing Momentive employees. Based on approximately 150 million shares of Momentive common stock issued and outstanding as of January 3, 2022, and the exchange ratio of 0.225, it is expected that Zendesk will issue approximately 33.8 million shares of Zendesk common stock in the Merger.
Further, we expect to incur non-recurring costs associated with combining the operations of the two companies, as well as transaction fees and other costs related to the Merger. The transaction is subject to approval by Zendesk and Momentive stockholders, the receipt of any required regulatory approvals, and other customary closing conditions. If the Merger Agreement is terminated under specified circumstances, Zendesk or Momentive may be required to pay the other a termination fee of $150 million.
Our material cash requirements from known contractual and other obligations consist of our convertible senior notes, obligations under operating leases for office space, and contractual commitments for third-party managed hosting and other support services. For more information regarding our convertible senior notes, refer to Note 9 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K. For more information regarding our lease obligations, refer to Note 7 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K. Our other contractual obligations consist primarily of purchase commitments for third-party managed hosting services. As of December 31, 2021, these contractual commitments were $246 million, with $138 million committed within the next 12 months.
For more information on our contractual obligations, refer to Note 10 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Net cash provided by operating activities in 2021 was $170 million, reflecting our net loss of $224 million, adjusted by non-cash charges including share-based compensation expense of $230 million, amortization of deferred costs of $68 million, amortization of debt discount and issuance costs of $51 million, depreciation and amortization expense of $38 million, and allowance for credit losses on accounts receivable of $7 million, partially offset by net changes in operating assets and liabilities of $5 million. The net outflow from changes in operating assets and liabilities was primarily attributable to an increase in deferred costs of $105 million, primarily related to sales commissions, an increase in accounts receivable of $87 million due to sales growth and the timing of customer billings and collections, a decrease in lease liabilities of $27 million driven partially by the execution of a lease termination, and an increase in other assets and liabilities of $10 million largely due to an increase in deferred tax assets, partially offset by an increase in deferred revenue of $136 million due to sales growth and the timing of customer billings, an increase in accrued compensation and related benefits of $34 million, an increase in accounts payable of $33 million due to timing of payments, and a decrease in lease right-of-use assets of $17 million.
Net cash provided by operating activities in 2020 was $26 million, reflecting our net loss of $218 million, adjusted by non-cash charges including share-based compensation expense of $182 million, amortization of deferred costs of $45 million, depreciation and amortization expense of $42 million, amortization of debt discount and issuance costs of $39 million, loss on early extinguishment of debt of $26 million, a real estate impairment of $15 million, and the allowance for credit losses on accounts receivable of $10 million, partially offset by repayment of debt discount of $39 million related to the 2023 Notes Partial Repurchase and net changes in operating assets and liabilities of $82 million. The net outflow from changes in operating assets and liabilities was primarily attributable to an increase in accounts receivable of $81 million due to sales growth and the timing of customer billings and collections, an increase in deferred costs of $77 million, primarily related to sales commissions, and a decrease in accounts payable of $21 million due to timing of payments, partially offset by an increase in deferred revenue of $59 million due to sales growth and the timing of customer billings and an increase in accrued compensation and related benefits of $38 million.
Net cash provided by operating activities in 2019 was $89 million, reflecting our net loss of $170 million, adjusted by non-cash charges including share-based compensation expense of $157 million, depreciation and amortization expense of $39 million, amortization of deferred costs of $32 million, amortization of debt discount and issuance costs of $25 million, and net changes in operating assets and liabilities of $5 million. The net inflow from changes in operating assets and liabilities was primarily attributable to an increase in deferred revenue of $78 million due to sales growth and the timing of customer billings, and an increase in accounts payable and accrued compensation of $33 million due to overall growth in our business and timing of payments. These sources of cash were partially offset by an increase in deferred costs of $50 million, primarily related to sales commissions, an increase in accounts receivable of $50 million due to sales growth and the timing of customer billings and collections, and an increase in prepaid expenses and other current assets of $8 million.
Investing Activities
Net cash used in investing activities in 2021 of $159 million was primarily attributable to purchases of marketable securities of $119 million, net of sales and maturities, purchases of property and equipment of $15 million, primarily for employee equipment, capitalized internal-use software costs of $14 million related to the development of additional features and functionality for our platform, cash paid for the acquisition of Cleverly, net of cash acquired, of $8 million, and net purchases of strategic investments of $4 million.
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
Financing Activities
Net cash provided by financing activities in 2021 of $59 million was primarily attributable to proceeds from our employee stock purchase plan of $49 million and proceeds from exercises of employee stock options of $22 million, partially offset by payments for withholding taxes related to net share settlement of RSUs of $11 million.
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

Revenue Recognition

We generate substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on Zendesk Support and, to a lesser extent, Chat, Talk, Guide, Gather, Explore, Sell, Sunshine, and Sunshine Conversations and includes related support services. We also derive revenue from Zendesk Suite, our omnichannel offering, which combines many of these existing solutions into easy to purchase plans.

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
Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life and generally recorded in cost of revenue within the accompanying consolidated statements of operations. We evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no material impairments of internal-use software during the years ended December 31, 2021, 2020, or 2019 other than those disclosed in Note 6 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Foreign Currency Exchange Rate Risk
While we primarily transact with customers in the U.S. dollar, we also transact in foreign currencies, including the Euro, British Pound Sterling, Australian Dollar, Singapore Dollar, Danish Krone, Brazilian Real, Philippine Peso, Japanese Yen, Indian Rupee, Korean Won, Polish Zloty, Canadian Dollar, and Mexican Peso due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. dollar for all international subsidiaries. Changes in the value of foreign currencies relative to the U.S. dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. As of December 31, 2021, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and marketable securities.

We operate a hedging program to mitigate the impact of foreign currency fluctuations on our cash flows and earnings. For additional information, see Note 4 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
Interest Rate and Market Risk
We had cash, cash equivalents and marketable securities totaling $1,576 million at December 31, 2021, of which $1,339 million was invested in U.S. Treasury securities, corporate bonds, money market funds, asset-backed securities, agency securities, commercial paper, certificates of deposit, and time deposits. The cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of December 31, 2021, an immediate increase of 100-basis points in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $10 million. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.

We had non-controlling equity investments in privately-held companies totaling $16 million as of December 31, 2021. The fair value of these strategic investments may fluctuate depending on the financial condition and near-term prospects of these companies, and we may be required to record an impairment loss if the carrying values of these investments exceed their fair values.
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

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of December 31, 2021 and the estimated impact on the fair value of the convertible senior notes (in thousands, except percentages). The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value of the convertible senior notes.

Hypothetical change in Zendesk stock price	2023 Notes fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$276,981	$22,731	8.9%
No change	$254,250	$—	—%
10% decrease	$232,304	$(21,946)	(8.6)%

Hypothetical change in Zendesk stock price	2025 Notes fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$1,417,743	$77,291	5.8%
No change	$1,340,452	$—	—%
10% decrease	$1,268,588	$(71,864)	(5.4)%

Item 8. Financial Statements and Supplementary Data.
ZENDESK, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zendesk, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zendesk, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

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

San Jose, CA
February 15, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zendesk, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Zendesk, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Zendesk, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021 and our report dated February 15, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, CA
February 15, 2022

ZENDESK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and shares)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$476,103	$405,430
Marketable securities	539,780	565,593
Accounts receivable, net of allowance for credit losses of $6,190 and $5,787 as of December 31, 2021 and 2020, respectively	273,898	199,243
Deferred costs	72,042	51,878
Prepaid expenses and other current assets	56,809	53,829
Total current assets	1,418,632	1,275,973
Marketable securities, noncurrent	559,652	428,678
Property and equipment, net	97,815	94,208
Deferred costs, noncurrent	72,553	52,731
Lease right-of-use assets	69,936	84,013
Goodwill and intangible assets, net	197,098	196,218
Other assets	35,593	25,458
Total assets	$2,451,279	$2,157,279
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$49,213	$15,428
Accrued liabilities	50,075	38,921
Accrued compensation and related benefits	138,127	103,437
Deferred revenue	512,933	378,935
Lease liabilities	21,253	23,533
Current portion of convertible senior notes, net	139,738	132,388
Total current liabilities	911,339	692,642
Convertible senior notes, net	979,350	935,576
Deferred revenue, noncurrent	4,277	4,423
Lease liabilities, noncurrent	63,212	85,275
Other liabilities	3,883	7,532
Total liabilities	1,962,061	1,725,448
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.01 per share: no shares issued or outstanding; 10.0 million shares authorized as of December 31, 2021 and 2020	—	—
Common stock, par value $0.01 per share: 400.0 million shares authorized; 121.6 million and 117.5 million shares issued and outstanding as of December 31, 2021 and 2020, respectively	1,215	1,174
Additional paid-in capital	1,637,157	1,344,337
Accumulated other comprehensive (loss) income	(8,911)	3,203
Accumulated deficit	(1,140,243)	(916,883)
Total stockholders’ equity	489,218	431,831
Total liabilities and stockholders’ equity	$2,451,279	$2,157,279
See Notes to Consolidated Financial Statements.

ZENDESK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$1,338,603	$1,029,564	$816,416
Cost of revenue (1)	274,883	251,255	234,282
Gross profit	1,063,720	778,309	582,134
Operating expenses (1):
Research and development	352,049	255,400	207,548
Sales and marketing	679,801	512,339	396,514
General and administrative	198,554	166,469	141,076
Total operating expenses	1,230,404	934,208	745,138
Operating loss	(166,684)	(155,899)	(163,004)
Other income (expense), net
Interest expense	(58,721)	(43,319)	(26,708)
Loss on early extinguishment of debt	—	(25,950)	—
Interest and other income (expense), net	8,637	12,751	21,409
Total other income (expense), net	(50,084)	(56,518)	(5,299)
Loss before provision for income taxes	(216,768)	(212,417)	(168,303)
Provision for income taxes	6,876	5,761	1,350
Net loss	$(223,644)	$(218,178)	$(169,653)
Net loss per share, basic and diluted	$(1.87)	$(1.89)	$(1.53)
Weighted-average shares used to compute net loss per share, basic and diluted	119,573	115,240	110,606

(1) Includes share-based compensation expense as follows:

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$21,004	$20,068	$20,858
Research and development	68,197	53,967	46,965
Sales and marketing	98,688	74,796	53,964
General and administrative	42,296	33,373	34,943

See Notes to Consolidated Financial Statements.

ZENDESK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(223,644)	$(218,178)	$(169,653)
Other comprehensive (loss) income, before tax:
Net unrealized (loss) gain on available-for-sale investments	(7,938)	1,765	5,473
Net unrealized (loss) gain on derivative instruments	(4,224)	847	2,836
Other comprehensive (loss) income, before tax	(12,162)	2,612	8,309
Tax effect	—	—	(1,994)
Other comprehensive (loss) income, net of tax	(12,162)	2,612	6,315
Comprehensive loss	$(235,806)	$(215,566)	$(163,338)

See Notes to Consolidated Financial Statements.

ZENDESK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Stockholders’ Equity
			Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount

Balances as of December 31, 2018	108,038	$1,080	$950,693	$(5,724)	$(529,128)	$416,921
Issuance of common stock upon exercise of stock options	1,297	13	26,482	—	—	26,495
Issuance of common stock for settlement of RSUs and PRSUs	3,099	31	(9,605)	—	—	(9,574)
Issuance of common stock in connection with employee stock purchase plan	647	6	29,485	—	—	29,491
Share-based compensation	—	—	157,989	—	—	157,989
Other comprehensive income, net of income taxes	—	—	—	6,315	—	6,315
Net loss	—	—	—	—	(169,653)	(169,653)
Balances as of December 31, 2019	113,081	$1,130	$1,155,044	$591	$(698,781)	$457,984
Issuance of common stock upon exercise of stock options	1,074	11	29,112	—	—	29,123
Issuance of common stock for settlement of RSUs and PRSUs	2,705	27	(8,874)	—	—	(8,847)
Issuance of common stock in connection with employee stock purchase plan	629	6	38,060	—	—	38,066
Share-based compensation	—	—	186,506	—	—	186,506
Equity component of 2025 convertible senior notes	—	—	216,026	—	—	216,026
Purchase of capped calls related to 2025 convertible senior notes	—	—	(129,950)	—	—	(129,950)
Equity component of partial repurchase of 2023 convertible senior notes	—	—	(224,639)	—	—	(224,639)
Proceeds from capped calls related to 2023 convertible senior notes	—	—	83,040	—	—	83,040
Other comprehensive income, net of income taxes	—	—	—	2,612	—	2,612
Net loss	—	—	—	—	(218,178)	(218,178)
Other	—	—	12	—	76	88
Balances as of December 31, 2020	117,489	$1,174	$1,344,337	$3,203	$(916,883)	$431,831
Issuance of common stock upon exercise of stock options	1,004	10	22,048	—	—	22,058
Issuance of common stock for settlement of RSUs and PRSUs	2,468	25	(11,366)	—	—	(11,341)
Issuance of common stock in connection with employee stock purchase plan	636	6	47,743	—	—	47,749
Share-based compensation	—	—	234,395	—	—	234,395
Other comprehensive loss, net of income taxes	—	—	—	(12,162)	—	(12,162)
Net loss	—	—	—	—	(223,644)	(223,644)
Other	1	—	—	48	284	332
Balances as of December 31, 2021	121,598	$1,215	$1,637,157	$(8,911)	$(1,140,243)	$489,218

See Notes to Consolidated Financial Statements.

ZENDESK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(223,644)	$(218,178)	$(169,653)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,610	42,247	38,602
Share-based compensation	230,185	182,204	156,730
Amortization of deferred costs	67,736	45,426	32,116
Amortization of debt discount and issuance costs	51,124	38,588	25,288
Loss on early extinguishment of debt	—	25,950	—
Real estate impairment	—	14,975	—
Allowance for credit losses on accounts receivable	6,858	10,136	5,061
Repayment of convertible senior notes attributable to debt discount	—	(38,637)	—
Other, net	4,681	5,602	(4,321)
Changes in operating assets and liabilities:
Accounts receivable	(87,472)	(80,945)	(50,061)
Prepaid expenses and other current assets	(1,799)	(1,909)	(8,349)
Deferred costs	(105,173)	(77,380)	(49,922)
Lease right-of-use assets	17,424	20,372	18,940
Other assets and liabilities	(9,501)	799	(1,081)
Accounts payable	32,703	(20,804)	22,128
Accrued liabilities	5,427	4,800	3,259
Accrued compensation and related benefits	34,455	38,458	11,282
Deferred revenue	136,464	59,397	78,110
Lease liabilities	(27,316)	(24,673)	(18,868)
Net cash provided by operating activities	169,762	26,428	89,261
Cash flows from investing activities
Purchases of property and equipment	(15,147)	(22,877)	(39,140)
Internal-use software development costs	(13,925)	(15,646)	(7,841)
Purchases of marketable securities	(963,622)	(849,656)	(454,649)
Proceeds from maturities of marketable securities	717,438	375,686	177,376
Proceeds from sales of marketable securities	127,607	130,087	328,921
Business combinations, net of cash acquired	(7,811)	—	(70,919)
Purchases of strategic investments	(5,000)	(1,500)	(500)
Proceeds from sales of strategic investments	1,008	1,577	—
Net cash used in investing activities	(159,452)	(382,329)	(66,752)
Cash flows from financing activities
Proceeds from issuance of 2025 convertible senior notes, net of issuance costs paid of $21,030	—	1,128,970	—
Purchase of capped calls related to 2025 convertible senior notes	—	(129,950)	—
Payments for 2023 convertible senior notes partial repurchase	—	(578,973)	—
Proceeds from capped calls related to 2023 convertible senior notes	—	83,040	—
Proceeds from exercises of employee stock options	22,058	29,123	26,495
Proceeds from employee stock purchase plan	48,509	40,454	31,490
Taxes paid related to net share settlement of share-based awards	(11,342)	(8,847)	(9,574)
Net cash provided by financing activities	59,225	563,817	48,411
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(44)	46	101
Net increase in cash, cash equivalents and restricted cash	69,491	207,962	71,021
Cash, cash equivalents and restricted cash at beginning of period	407,859	199,897	128,876
Cash, cash equivalents and restricted cash at end of period	$477,350	$407,859	$199,897

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$476,103	$405,430	$196,591
Restricted cash included in prepaid expenses and other current assets	1,242	1,872	2,583
Restricted cash included in other assets	5	557	723
Total cash, cash equivalents and restricted cash	$477,350	$407,859	$199,897

Supplemental cash flow data
Cash paid for interest	$7,560	$4,748	$1,438
Cash paid for taxes	$11,097	$5,884	$5,381
Non-cash investing and financing activities
Share-based compensation capitalized in internal-use software development costs	$1,655	$2,992	$2,176
Share-based compensation capitalized in deferred costs	$2,550	$1,807	$1,417
Balance of property and equipment in accounts payable and accrued expenses	$4,690	$1,005	$9,139
Asset retirement obligations incurred	$—	$—	$1,809
Property and equipment acquired through tenant improvement allowances	$1,494	$110	$414

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
Revenue Recognition
We generate substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on Zendesk Support and, to a lesser extent, Chat, Talk, Guide, Gather, Explore, Sell, Sunshine, and Sunshine Conversations and includes related support services. We also derive revenue from Zendesk Suite, our omnichannel offering, which combines many of these existing solutions into easy to purchase plans. In addition, we generate revenue by providing additional features to certain of our subscription plans for a fee that is incremental to the base subscription rate for such plans. Subscription service arrangements are generally non-cancelable and do not provide for refunds to customers in the event of cancellations or any other right of return. We record revenue net of sales or excise taxes.
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
Cost of Revenue
Cost of revenue consists primarily of personnel costs (primarily including salaries, share-based compensation, and benefits) for employees associated with our infrastructure, product support, and professional service organizations, and expenses for hosting capabilities, primarily for third-party managed hosting services. Cost of revenue also includes third-party license fees, payment processing fees, amortization expense associated with acquired intangible assets, amortization expense associated with capitalized internal-use software, and allocated shared costs, primarily including facilities, information technology, and security costs.
Cash, Cash Equivalents, and Restricted Cash
We consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at fair value and consist primarily of bank deposits and money market funds.
As of December 31, 2021 and 2020, our restricted cash balance was $1 million and $2 million, respectively, consisting primarily of cash pledged for charitable donation. Restricted cash is included within prepaid expenses and other current assets and other assets on our consolidated balance sheets.
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
Our allowance for credit losses on accounts receivable consists of the following activity (in thousands):

	Year Ended December 31,
	2021	2020
Allowance for credit losses, beginning balance	$5,787	$2,846
Additions	15,200	14,015
Write-offs	(14,797)	(11,074)
Allowance for credit losses, ending balance	$6,190	$5,787

When revenue is recognized in advance of invoicing we record contract assets, which are included in prepaid expenses and other current assets on our consolidated balance sheets. As of December 31, 2021 and 2020, the balance of contract assets was $4 million and $5 million, respectively.
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

We recognize all forward contracts on our balance sheet at fair value as either assets or liabilities. The effective portion of the gain or loss on each forward contract is reported as a component of AOCI, and reclassified into revenue, cost of revenue or operating expense in the same period, or periods, during which the hedged transaction affects earnings. The ineffective portion of the gains or losses, if any, is recorded immediately in interest and other income (expense), net. We include time value related to our cash flow hedges for effectiveness testing purposes and the entire change in the unrecognized value of our hedge contracts is recorded in AOCI. We evaluate the effectiveness of our cash flow hedges on a quarterly basis.

We have a master netting agreement with each of our counterparties, which permit net settlement of multiple, separate derivative contracts with a single payment. We do not have collateral requirements with any of our counterparties. GAAP permits companies to present the fair value of derivative instruments on a net basis according to master netting arrangements. We have elected to present our derivative instruments on a gross basis in our consolidated financial statements. We do not enter into any derivative contracts for trading or speculative purposes. All derivatives have been designated as hedging instruments.

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
Our marketable securities are classified within either Level 1 or Level 2, and our foreign currency forward contracts and convertible senior notes are classified within Level 2. We have no financial assets or liabilities measured using Level 3 inputs. The fair values of our Level 1 marketable securities are based on quoted market prices of identical underlying securities. The fair values of our Level 2 marketable securities are based on indirect or directly observable market data, including readily available pricing sources for identical underlying securities that may not be actively traded. The fair values of our foreign currency forward contracts are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot rates, forward rates, and LIBOR. We estimate the fair value of our convertible senior notes based on their last traded prices or market observable inputs.
For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these instruments.
Capitalized Internal-Use Software Costs
We capitalize certain development costs incurred in connection with software development for our platform and software used in operations, including implementation costs incurred in hosting arrangements that are service contracts. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Maintenance and training costs are expensed as incurred.
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
Goodwill, Acquired Intangible Assets, and Impairment Assessment of Long-Lived Assets
Goodwill. Goodwill represents the excess purchase consideration of an acquired business over the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment annually in the third quarter, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. No impairment charges were recorded for the years ended December 31, 2021, 2020, or 2019.
Acquired Intangible Assets. Acquired intangible assets consist of identifiable intangible assets, primarily developed technology and customer relationships, resulting from our acquisitions. Intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives.
Impairment of Long-Lived Assets. The carrying amounts of our long-lived assets, including property and equipment, lease right-of-use assets, capitalized internal-use software, costs to obtain customer contracts, and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful lives are shorter than originally estimated. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future undiscounted net cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. There were no material impairments for the years ended December 31, 2021, 2020, and 2019, other than those disclosed in Note 6, Note 7, and Note 8.
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
Advertising Expense
Advertising costs are expensed as incurred. For the years ended December 31, 2021, 2020, and 2019, advertising expense was $69 million, $52 million, and $57 million, respectively.
Government Grants
We have obtained government grants in certain jurisdictions where we operate. We receive the grant funds as we meet certain commitments, including targeted levels of employment and/or spending within the local jurisdictions. If we fail to maintain these commitments, we may be required to repay grant funds received or be ineligible to receive future funding. We recognize grant proceeds to offset costs to which the grants relate on a straight-line basis when it is reasonably assured that the applicable commitments have been met. For the years ended December 31, 2021, 2020, and 2019, we recognized grant proceeds of $2 million, $4 million, and $4 million, respectively, in our consolidated statements of operations.

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
We have elected to record interest accrued and penalties related to unrecognized tax benefits in our consolidated statements of operations within provision for income taxes.
Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Accordingly, monetary balance sheet accounts are remeasured using exchange rates in effect at the balance sheet dates and non-monetary items are remeasured at historical exchange rates. Expenses are generally remeasured at the average exchange rates for the period. Foreign currency remeasurement and transaction gains and losses are included in interest and other income (expense), net.
Concentrations of Risk
Financial instruments potentially exposing us to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, and derivative instruments, including the capped calls associated with our convertible senior notes. We place our cash and cash equivalents with high-credit-quality financial institutions. However, we maintain balances in excess of the FDIC insurance limits. We do not require our customers to provide collateral to support accounts receivable and maintain an allowance for credit losses on accounts receivable balances. We seek to mitigate counterparty credit risk related to our derivative instruments by transacting with major financial institutions with high credit ratings.
At December 31, 2021 and 2020, no customers represented 10% or greater of our total accounts receivable balance. There were no customers that individually exceeded 10% of our revenue in any of the periods presented.
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, regarding ASC Topic 470 “Debt” and ASC Topic 815 “Derivatives and Hedging,” which reduces the number of accounting models for convertible instruments, including amending the calculation of diluted earnings per share and the balance sheet presentation of those instruments, as well as the resulting recognition of interest expense, among other changes. The guidance is effective for annual reporting periods beginning after December 15, 2021, including interim periods within that reporting period. Early adoption is permitted. We intend to adopt this standard using the modified retrospective method in the first quarter of 2022.
Adoption of the standard will impact the 2023 Notes and 2025 Notes outstanding as of January 1, 2022, and will result in the re-combination of the liability and equity components of each instrument into a single liability instrument measured at amortized cost. As a result, at transition we expect to record an increase to the total carrying value of our Notes, to reflect the full principal amount of the Notes outstanding net of issuance costs, a decrease to additional paid-in-capital, to remove the equity component separately recorded for the conversion features associated with the Notes, and a cumulative effect adjustment to the beginning balance of accumulated deficit. Interest expense recognized in future periods will be reduced as a result of accounting for each instrument as a single liability measured at amortized cost. In addition, the required use of the if-converted method in calculating diluted earnings per share for convertible instruments is expected to increase the number of potentially dilutive shares.
Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08 "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which clarified the accounting for acquired revenue contracts with customers in a business combination. ASU 2021-08 requires acquirers to measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. As a result, it is generally expected that an acquirer will recognize and measure contract assets and liabilities in a manner consistent with how they were recognized by the acquiree in its preacquisition financial statements. The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. Early adoption in an interim period requires that the amendments be applied retrospectively to all business combinations for which the acquisition occurs on or after the beginning of the fiscal year including the interim period and prospectively to all business combinations that occur on or after the date of initial application. We early adopted ASU 2021-08 in the fourth quarter of 2021 and applied the amendments retrospectively to all businesses combinations that took place in 2021. The adoption did not have an effect on our consolidated financial statements.
Note 3. Business Combinations
Cleverly, Lda.

In the third quarter of 2021, we completed the acquisition of Cleverly, Lda., or Cleverly, resulting in increases of $7 million and $1 million to goodwill and developed technology, respectively.

From the date of the acquisition, the financial results of Cleverly have been included in and are immaterial to our consolidated financial statements. Pro forma revenue and results of operations have not been presented because the historical results are not material to our consolidated financial statements in any period presented.
Smooch Technologies Holdings ULC
On May 14, 2019, we completed the acquisition of Smooch Technologies Holdings ULC, or Smooch, a developer of messaging technology. We acquired Smooch for purchase consideration of $72 million in cash. We recognized developed technology, customer relationships, and backlog intangible assets of $8 million, $4 million, and $1 million, respectively, with assigned useful lives of 5.5, 8.0, and 2.0 years, respectively.

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

The transaction, which is anticipated to close in the first half of calendar year 2022, is subject to approval by Zendesk and Momentive stockholders, the receipt of any required regulatory approvals, and other customary closing conditions. A fee of up to $150 million may be payable by Zendesk or by Momentive upon termination of the transaction, as more fully described in the agreement.
Note 4. Financial Instruments
Investments
The following tables present information about our financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurement at December 31, 2021
	Level 1	Level 2	Total
U.S. Treasury securities	$—	$480,726	$480,726
Corporate bonds	—	430,018	430,018
Money market funds	234,123	—	234,123
Asset-backed securities	—	93,620	93,620
Agency securities	—	50,057	50,057
Commercial paper	—	48,950	48,950
Certificates of deposit and time deposits	—	1,488	1,488
Total	$234,123	$1,104,859	$1,338,982
Included in cash and cash equivalents			$239,550
Included in marketable securities			$1,099,432

	Fair Value Measurement at December 31, 2020
	Level 1	Level 2	Total
U.S. Treasury securities	$—	$431,087	$431,087
Corporate bonds	—	366,638	366,638
Money market funds	162,156	—	162,156
Asset-backed securities	—	101,239	101,239
Agency securities	—	80,394	80,394
Commercial paper	—	36,954	36,954
Certificates of deposit and time deposits	—	10,657	10,657
Total	$162,156	$1,026,969	$1,189,125
Included in cash and cash equivalents			$194,854
Included in marketable securities			$994,271

As of December 31, 2021 and 2020, there were no securities within Level 3 of the fair value hierarchy. There were no transfers between fair value measurement levels during the years ended December 31, 2021 or 2020.

Gross unrealized gains and losses for marketable securities as of December 31, 2021 were $1 million and $3 million, respectively. The aggregate amortized cost basis for cash equivalents and marketable securities as of December 31, 2021 was $1,341 million and excludes accrued interest of $3 million. The aggregate fair value of securities with unrealized losses was $795 million.

Gross unrealized gains and losses for marketable securities as of December 31, 2020 were $6 million and not material, respectively. The aggregate amortized cost basis for cash equivalents and marketable securities as of December 31, 2020 was $1,183 million and excludes accrued interest of $3 million. The aggregate fair value of securities with unrealized losses was $107 million.

Unrealized losses for securities that have been in an unrealized loss position for more than 12 months as of December 31, 2021 and 2020 were not material. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period. We intend to hold our marketable securities to maturity and it is unlikely that they would be sold before their cost bases are recovered.
The following table classifies our marketable securities by contractual maturity as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Due in one year or less	$539,780	$565,593
Due after one year and within five years	559,652	428,678
Total	$1,099,432	$994,271

As of December 31, 2021 and 2020, the balance of strategic investments without readily determinable fair values was $16 million and $11 million, respectively. There have been no adjustments to the carrying values of strategic investments resulting from impairments or observable price changes. During each of the years ended December 31, 2021 and 2020, we sold strategic investments and realized a gain of approximately $1 million, which was recorded in interest and other income (expense), net in our consolidated statements of operations.

For our other financial instruments, including accounts receivable, accounts payable, and other current liabilities, the carrying amounts approximate their fair values due to the relatively short maturity of these balances.

Derivative Instruments and Hedging

As of December 31, 2021, the balance of AOCI included an unrecognized net loss of $2 million related to the changes in the fair value of foreign currency forward contracts designated as cash flow hedges. We expect to reclassify a net loss of $3 million into earnings over the next 12 months associated with our cash flow hedges.

The following tables present information about our derivative instruments on our consolidated balance sheets as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$6,439	Accrued liabilities	$9,422
Total		$6,439		$9,422

	December 31, 2020
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$7,922	Accrued liabilities	$5,768
Total		$7,922		$5,768

Our foreign currency forward contracts had a total notional value of $488 million and $345 million as of December 31, 2021 and 2020, respectively.

The following table presents information about our foreign currency forward contracts on our consolidated statements of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Gain (Loss) Reclassified from AOCI into Earnings
	Year Ended December 31,
Classification	2021	2020
Revenue	$(3,154)	$1,117
Cost of revenue	205	(515)
Research and development	99	(485)
Sales and marketing	371	(987)
General and administrative	214	(264)
Total	$(2,265)	$(1,134)
The loss recognized in AOCI related to foreign currency forward contracts was $6 million and not material for the years ended December 31, 2021 and 2020, respectively.

The cash flow effects related to foreign currency forward contracts are included within operating activities on our consolidated statements of cash flows.

Amounts recognized in earnings related to hedge ineffectiveness for the years ended December 31, 2021 and 2020 were not material.
Convertible Senior Notes
As of December 31, 2021, the fair values of our 0.25% convertible senior notes due 2023 and our 0.625% convertible senior notes due 2025 were $254 million and $1,340 million, respectively. We estimate the fair value of our convertible senior notes based on their last traded prices or market observable inputs, resulting in a Level 2 classification in the fair value hierarchy. Based on the closing price of our common stock of $104.29 on the last trading day of the quarter, the if-converted value of the 2025 convertible senior notes did not exceed the principal amount of $1,150 million, and the if-converted value of the 2023 convertible senior notes exceeded the remaining principal amount by $98 million as of December 31, 2021.
Note 5. Costs to Obtain Customer Contracts
The balance of deferred costs to obtain customer contracts was $145 million and $105 million as of December 31, 2021 and 2020, respectively. Amortization expense for these deferred costs was $68 million, $45 million, and $32 million for the years ended December 31, 2021, 2020, and 2019, respectively. There were no impairment losses related to deferred costs for the periods presented.
Note 6. Property and Equipment
Property and equipment, net consists of the following (in thousands):

	December 31, 2021	December 31, 2020
Leasehold improvements	$79,661	$91,205
Capitalized internal-use software	58,135	48,730
Computer equipment and licensed software and patents	41,512	30,725
Furniture and fixtures	14,627	13,759
Construction in progress	20,927	13,222
Total	214,862	197,641
Less accumulated depreciation and amortization	(117,047)	(103,433)
Property and equipment, net	$97,815	$94,208

Depreciation expense was $23 million, $26 million, and $21 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Amortization expense of capitalized internal-use software was $7 million, $8 million, and $6 million for the years ended December 31, 2021, 2020, and 2019, respectively. We recorded impairment losses for capitalized internal-use software of $3 million for the year ended December 31, 2020. The impairments were recorded primarily to construction in progress and were included primarily within research and development expenses on our consolidated statement of operations. The carrying values of capitalized internal-use software at December 31, 2021 and 2020 were $40 million and $32 million, respectively, including $15 million and $13 million in construction in progress, respectively. These balances include $7 million and $2 million, respectively, of implementation costs incurred in hosting arrangements that are service contracts, all of which is included in construction in progress.
Note 7. Leases
    The following table presents information about leases on our consolidated balance sheets (in thousands):

	December 31, 2021	December 31, 2020
Assets
Lease right-of-use assets	$69,936	$84,013
Liabilities
Lease liabilities	21,253	23,533
Lease liabilities, noncurrent	63,212	85,275

As of December 31, 2021 and 2020, the weighted average remaining lease term was 5.8 years and 6.0 years, respectively. As of December 31, 2021 and 2020, the weighted average discount rate was 4.6% and 4.7%, respectively.
The following table presents information about leases on our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease expense	$22,109	$25,575	$23,540
Short-term lease expense	511	577	2,293
Variable lease expense	5,121	6,161	6,607
Sublease income	(1,692)	(1,822)	(1,968)

The following table presents supplemental cash flow information about our leases (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$26,317	$31,254	$22,333
Operating lease assets obtained in exchange for new lease liabilities	4,452	23,394	27,559

In the fourth quarter of 2020, we determined that we would no longer occupy the leased premises located at 1019 Market Street and 988 Market Street, San Francisco, California 94103 and recorded an aggregate impairment charge of $15 million in general and administrative expenses related to lease right-of-use assets and leasehold improvements. In the second quarter of 2021, we executed a termination agreement for the leased premises located at 1019 Market Street, including a one-time payment of $7 million, which is not included in the supplemental cash flow table above.

As of December 31, 2021, remaining maturities of lease liabilities are as follows:

2022	$24,180
2023	19,794
2024	10,065
2025	8,848
2026	8,385
Thereafter	24,967
Total lease payments	96,239
Less: imputed interest	11,774
Total	$84,465

Note 8. Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill for the two years ended December 31, 2021 are as follows (in thousands):

Balance as of December 31, 2019	$169,647
Goodwill adjustments	15
Balance as of December 31, 2020	169,662
Goodwill acquired	7,103
Balance as of December 31, 2021	$176,765
Acquired intangible assets subject to amortization consist of the following (in thousands):

	As of December 31, 2021
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
				(In years)
Developed technology	$28,000	$(13,734)	$14,266	3.0
Customer relationships	14,300	(8,233)	6,067	3.2
	$42,300	$(21,967)	$20,333

	As of December 31, 2020
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
				(In years)
Developed technology	$30,200	$(12,445)	$17,755	4.1
Customer relationships	14,710	(6,076)	8,634	4.0
Backlog	3,200	(3,033)	167	0.3
	$48,110	$(21,554)	$26,556

In 2021, we removed developed technology, customer relationships, and backlog intangible assets which had become fully amortized from our consolidated balance sheet. Amortization expense of acquired intangible assets was $7 million, $11 million, and $10 million for the years ended December 31, 2021, 2020, and 2019, respectively. Amortization expense for the year ended December 31, 2020 included a $1 million impairment of developed technology recorded within cost of revenue on our consolidated statement of operations.
Estimated future amortization expense as of December 31, 2021 is as follows (in thousands):

2022	$7,283
2023	6,587
2024	4,842
2025	973
2026	488
Thereafter	160
$20,333
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

During the three months ended December 31, 2021, the conditions allowing holders of the 2025 Notes to convert were not met. As the criteria for conversion were not met, the 2025 Notes are classified as a long-term liability as of December 31, 2021.

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

The net carrying amount of the liability component of the 2025 Notes is as follows (in thousands):

	As of December 31, 2021	As of December 31, 2020
Principal	$1,150,000	$1,150,000
Unamortized Debt Discount	(157,983)	(198,857)
Unamortized issuance costs	(12,667)	(15,567)
Net carrying amount	$979,350	$935,576

The net carrying amount of the equity component of the 2025 Notes is as follows (in thousands):

	As of December 31, 2021	As of December 31, 2020
Debt Discount for Conversion Option	$220,061	$220,061
Issuance costs	(4,035)	(4,035)
Net carrying amount	$216,026	$216,026

The interest expense related to the 2025 Notes is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Contractual interest expense	$7,188	$3,873
Amortization of Debt Discount	40,874	21,204
Amortization of issuance costs	2,900	1,439
Total interest expense	$50,962	$26,516

The difference between the book and tax treatment of the debt discount and debt issuance costs of the 2025 Notes resulted in a difference between the carrying amount and tax basis of the 2025 Notes. This taxable temporary difference resulted in the recognition of a $51 million net deferred tax liability which was recorded as an adjustment to additional paid-in capital. The creation of the deferred tax liability represents a source of future taxable income which supports realization of deferred tax assets. As we continue to maintain a full valuation allowance against our deferred tax assets, this additional source of income resulted in the release of a portion of our valuation allowance. Consistent with the adoption of ASU 2019-12, the release of the valuation allowance of $51 million was recorded as an adjustment to additional paid-in capital.

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

In connection with the offering of the 2025 Notes, we used $618 million of the net proceeds from the offering of the 2025 Notes to repurchase $426 million aggregate principal amount of the 2023 Notes in cash through individual privately negotiated transactions (the “2023 Notes Partial Repurchase”). Of the $618 million consideration, $393 million and $225 million were allocated to the debt and equity components on our consolidated balance sheets, respectively, utilizing an effective interest rate to determine the fair value of the liability component. The fair value of the liability component is estimated by calculating the present value of expected cash flows using an interest rate that reflects our incremental borrowing rate, with an estimated adjustment for our credit standing on nonconvertible debt with similar maturity. As of the repurchase date, the carrying value of the 2023 Notes subject to the 2023 Notes Partial Repurchase, net of unamortized debt discount and issuance costs, was $367 million. The 2023 Notes Partial Repurchase resulted in a $26 million loss on early debt extinguishment. Additionally, $39 million of the total consideration was related to repayment of the debt discount and reflected as a cash outflow from operating activities. As of December 31, 2021, $149 million of principal remains outstanding on the 2023 Notes.

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

During the three months ended December 31, 2021, the conditions allowing holders of the 2023 Notes to convert were met. The 2023 Notes are therefore convertible during the three months ending March 31, 2022 and are classified as a current liability as of December 31, 2021. To date, we have received one request for conversion for an immaterial amount of 2023 Notes.

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

The net carrying amount of the liability component of the 2023 Notes is as follows (in thousands):

	As of December 31, 2021	As of December 31, 2020
Principal	$149,194	$149,194
Unamortized Debt Discount	(8,641)	(15,394)
Unamortized issuance costs	(815)	(1,412)
Net carrying amount	$139,738	$132,388

The net carrying amount of the equity component of the 2023 Notes is as follows (in thousands):

	As of December 31, 2021	As of December 31, 2020
Debt Discount for Conversion Option	$32,427	$32,427
Issuance costs	(765)	(765)
Net carrying amount	$31,662	$31,662

The interest expense related to the 2023 Notes is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Contractual interest expense	$373	$863	$1,438
Amortization of Debt Discount	6,753	14,731	23,457
Amortization of issuance costs	597	1,214	1,831
Total interest expense	$7,723	$16,808	$26,726

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

In June 2020, and in connection with the 2023 Notes Partial Repurchase, we terminated the 2023 Capped Calls corresponding to approximately 6.7 million shares for cash proceeds of $83 million. The proceeds were recorded as an increase to additional paid-in capital in the consolidated balance sheets. As of December 31, 2021, there remains outstanding 2023 Capped Calls giving the Company the option to purchase approximately 2.4 million shares (subject to adjustment).

The net impact to our stockholders' equity, included in additional paid-in capital, of the above components of the 2023 Notes is as follows (in thousands):

At Issuance
Conversion Option	$124,976
Purchase of Capped Calls	(63,940)
Issuance Costs	(2,948)
Net deferred tax liability	(13,784)
Total	$44,304

Note 10. Commitments and Contingencies

Commitments

As of December 31, 2021, our contractual obligations are as follows for the years ending December 31 (in thousands):

	Operating Lease Obligations (1)	Purchase Commitments (2)	Convertible Senior Notes (3)	Total
2022	$26,738	$138,303	$7,560	$172,601
2023	20,320	89,421	156,459	266,200
2024	10,065	18,112	7,188	35,365
2025	8,848	—	1,153,294	1,162,142
2026	8,385	—	—	8,385
Thereafter	24,967	—	—	24,967
Total	$99,323	$245,836	$1,324,501	$1,669,660

(1) Represents obligations under non-cancellable lease agreements for our corporate headquarters and worldwide offices.
(2) Primarily relates to third-party managed hosting services.
(3) Consists of principal and interest payments. Principal of $149 million and $1,150 million is due in March 2023 and June 2025, respectively.
Letters of Credit
As of December 31, 2021 and 2020, we had a total of $3 million and $5 million, respectively, in unsecured letters of credit outstanding, including bank guarantees, related to leased office space, which expire at various dates through 2024.
Litigation and Loss Contingencies
We accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. These estimates are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter.

On October 24, 2019 and November 7, 2019, purported stockholders of the Company filed two putative class action complaints in the United States District Court for the Northern District of California, entitled Charles Reidinger v. Zendesk, Inc., et al., 3:19-cv-06968-CRB and Ho v. Zendesk, Inc., et al., No. 3:19-cv-07361-WHA, respectively, against the Company and certain of the Company’s executive officers. The complaints were nearly identical and alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Zendesk, Inc. common stock between February 6, 2019 and October 1, 2019, inclusive. The claims are based upon allegations that the defendants misrepresented and/or omitted material information in certain of our prior public filings. The court appointed a lead plaintiff and consolidated the various lawsuits into a single action (Case No. 3:19-cv-06968-CRB), and the lead plaintiff filed its amended complaint on April 14, 2020 asserting the same alleged violations of securities laws as the initial complaints. On June 29, 2020, Zendesk and the executive officer defendants moved to dismiss the amended complaint. On November 9, 2020, the court granted Zendesk's motion to dismiss and granted plaintiff leave to amend its complaint. On January 8, 2021, plaintiff filed its second amended complaint and on January 22, 2021, Zendesk and the executive officer defendants moved to dismiss the second amended complaint. On March 23, 2021, judgment was entered in favor of Zendesk and the executive officer defendants. On April 20, 2021, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit. On July 29, 2021, plaintiff filed its opening brief in the appeal, and on October 13, 2021, the Company and the executive officer defendants filed their answering brief. Oral arguments occurred on February 7, 2022.

On June 2, 2020, a purported stockholder of the Company filed a derivative complaint in the United States District Court for the Northern District of California, entitled Anderson v. Svane, et al., 3:20-cv-03671, against certain of the Company's executive officers and directors. The derivative complaint alleges breaches of fiduciary duty against all defendants, and includes claims for insider trading and violations of Section 10(b) of the Securities Exchange Act of 1934 against the officer defendants, purportedly on behalf of the Company itself. The claims are based on nearly identical allegations as the two putative class action complaints described above, namely that the defendants misrepresented and/or omitted material information in certain of the Company's prior public filings. On July 27, 2020, the court ordered the derivative action related to the class action. The derivative action had been stayed pending resolution of the class action. On May 6, 2021, the court approved a joint stipulation to extend the stay of action pending the outcome of the appeal of the class action.

It is not possible for the Company to quantify the extent of potential liability to the individual defendants, if any. Management believes that the lawsuits lack merit and intends to vigorously defend the actions. We cannot predict the outcome of or estimate the possible loss or range of loss from the above described matter.

As of the date of this Annual Report on Form 10-K, nine complaints have been filed by purported stockholders of the Company or purported stockholders of Momentive, each of which seeks to enjoin the Merger and other relief. The complaints assert claims against certain defendants under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder for allegedly false and misleading statements in the joint proxy statement/prospectus and against certain defendants under Section 20(a) of the Exchange Act for alleged “control person” liability with respect to such allegedly false and misleading statements.

It is not possible for the Company to quantity the extent of potential liability to the individual defendants, if any. We believe the claims asserted in the complaints are without merit, and the Company and Momentive intend to defend against the lawsuits filed. We cannot predict the outcome of or estimate the possible loss or range of loss from the matter.

From time to time, we may be subject to other legal proceedings, claims, investigations, and government inquiries in the ordinary course of business. We have received, and may in the future continue to receive, legal demands from third parties asserting, among other things, infringement of their intellectual property rights, defamation, labor and employment rights, privacy, and contractual rights. In general, the resolution of a legal matter could prevent the Company from offering its service to others, could be material to the Company’s financial condition or cash flows, or both, or could otherwise adversely affect the Company’s operating results.

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
Note 11. Common Stock and Stockholders’ Equity
Common Stock
As of December 31, 2021 and 2020, there were 400 million shares of common stock authorized for issuance with a par value of $0.01 per share and 121.6 million and 117.5 million shares were issued and outstanding as of December 31, 2021 and 2020, respectively.
Preferred Stock
As of December 31, 2021 and 2020, there were 10 million shares of preferred stock authorized for issuance with a par value of $0.01 per share and no shares of preferred stock were issued or outstanding.
Employee Equity Plans
Employee Stock Purchase Plan
Under the ESPP, eligible employees are granted options to purchase shares of our common stock through payroll deductions. The ESPP provides for 18-month offering periods, which include three six-month purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of the offering period or the fair market value of our common stock at the end of the purchase period. During each of the years ended December 31, 2021 and 2020, 0.6 million shares of common stock were purchased under the ESPP. Pursuant to the terms of the ESPP, the number of shares reserved under the ESPP increased by 1.2 million shares on each of January 1, 2022 and 2021. As of December 31, 2021, 5.4 million shares of common stock were available for issuance under the ESPP.
Stock Option and Grant Plans
Our board of directors adopted the 2009 Stock Option and Grant Plan, or the 2009 Plan, in July 2009. The 2009 Plan was terminated in connection with our initial public offering in May 2014, and accordingly, no shares are available for issuance under this plan. The 2009 Plan continues to govern outstanding awards granted thereunder.

Our 2014 Stock Option and Incentive Plan, or the 2014 Plan, serves as the successor to our 2009 Plan. Pursuant to the terms of the 2014 Plan, the number of shares reserved for issuance under the 2014 Plan increased by 6.1 million and 5.9 million shares on January 1, 2022 and 2021, respectively. As of December 31, 2021, we had 18.4 million shares of common stock available for future grants under the 2014 Plan.
A summary of our share based award activity for the year ended December 31, 2021 is as follows (in thousands, except per share information):

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
				(In years)
Outstanding — January 1, 2021	14,415	4,235	$31.42	5.21	$473,358	5,141	$75.93	$735,869
Increase in authorized shares	5,874
Stock options granted	(426)	426	147.26
RSUs granted	(2,850)					2,850	139.57
Stock options exercised		(1,004)	21.96
RSUs vested						(2,430)	73.60
Stock options forfeited or canceled	200	(200)	95.92
RSUs forfeited or canceled	1,159					(1,159)	92.79
PRSUs forfeited	3
Outstanding — December 31, 2021	18,375	3,457	$44.71	4.43	$222,460	4,402	$113.97	$459,150
Options vested and exercisable as of December 31, 2021		2,807	$28.66	3.59	$214,948
RSUs expected to vest as of December 31, 2021						3,485		$363,477

The aggregate intrinsic value for options outstanding represents the difference between the closing market price of our common stock on the last trading day of the reporting period and the exercise price of outstanding, in-the-money options.
The total intrinsic value of stock options exercised during the years ended December 31, 2021, 2020, and 2019 was $111 million, $70 million, and $76 million, respectively. The intrinsic value for options exercised represents the difference between the exercise price and the market value on the date of exercise. The weighted-average grant date fair value of stock options granted during the years ended December 31, 2021, 2020, and 2019 was $52.35, $32.03, and $28.65, respectively.
The total fair value of RSUs vested during the years ended December 31, 2021, 2020, and 2019 was $321 million, $241 million, and $240 million, respectively. The fair value of RSUs vested represents market value on the vesting date. The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2021, 2020, and 2019 was $139.57, $89.69, and $73.40, respectively.
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
The assumptions used to estimate the fair value of stock options are as follows:

	Year Ended December 31,
	2021	2020	2019
Expected volatility	42% - 43%	40% - 44%	43%
Dividend yield	0%	0%	0%
Risk-free interest rate	0.5% - 1.2%	0.3%-1.4%	2.5%
Expected term (in years)	4.5	4.7	4.6
 The assumptions used to estimate the fair value of ESPP awards are as follows:

	Year Ended December 31,
	2021	2020	2019
Expected volatility	38% - 48%	43% - 60%	39% - 43%
Dividend yield	0%	0%	0%
Risk-free interest rate	0.03% - 0.4%	0.1% - 0.2%	1.5% - 2.4%
Expected term (in years)	0.5 -1.5	0.5 -1.5	0.5 -1.5
As of December 31, 2021, we had a total of $512 million in future expense related to all equity awards to be recognized over a weighted average period of 2.7 years.
For the years ended December 31, 2021 and 2020, we recorded $4 million and $1 million, respectively, of share-based compensation expense for award modifications primarily related to accelerated vesting of share-based awards associated with certain employee terminations. There were no material share-based award modifications for the year ended December 31, 2019.
Performance Restricted Stock Units
In 2018, PRSUs representing 0.2 million shares of common stock were granted in connection with the acquisition of FutureSimple Inc. The PRSUs vested in four semi-annual tranches through March 2021 and were subject to service and performance conditions. For the years ended December 31, 2021, 2020, and 2019, we recorded $1 million, $6 million, and $7 million of share-based compensation expense related to the PRSUs, respectively, including accelerated amounts upon termination. For the years ended December 31, 2021, 2020, and 2019, 37 thousand, 60 thousand, and 48 thousand PRSUs were vested, respectively.

Note 12. Deferred Revenue and Performance Obligations
The changes in the balances of deferred revenue are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of period	$383,358	$323,962	$247,962
Billings	1,472,455	1,088,960	892,416
Subscription and services revenue	(1,267,822)	(977,311)	(776,610)
Other revenue*	(70,781)	(52,253)	(39,806)
Balance, end of period	$517,210	$383,358	$323,962
*Other revenue primarily includes implementation and training services, Talk usage, and amounts from contract assets.
For the years ended December 31, 2021, 2020, and 2019, less than half of revenue recognized was from the deferred revenue balances at the beginning of each period.
The aggregate balance of remaining performance obligations as of December 31, 2021 was $1,291 million. We expect to recognize $862 million of the balance as revenue in the next 12 months and the substantial majority of the remainder in the next 13-36 months. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized, including contracted revenue from renewals, and does not include contract amounts which are cancellable by the customer and amounts associated with optional renewal periods.

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
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Net loss	$(223,644)	$(218,178)	$(169,653)
Weighted-average shares used to compute basic and diluted net loss per share	119,573	115,240	110,606
Net loss per share, basic and diluted	$(1.87)	$(1.89)	$(1.53)
The anti-dilutive securities excluded from the shares used to calculate diluted net loss per share are as follows (in thousands):

	As of December 31,
	2021	2020	2019
Shares subject to outstanding common stock options and employee stock purchase plan	3,565	4,355	4,962
Restricted stock units	4,402	5,141	5,361
Shares related to convertible senior notes	974	2,459	1,265
	8,941	11,955	11,588

The shares related to convertible senior notes in the table above are calculated based on the average market price of our common stock for the three months ended December 31 of each year.

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

Note 14. Income Taxes
The components of loss before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
U.S.	$(263,621)	$(232,967)	$(186,697)
Foreign	46,853	20,550	18,394
Total	$(216,768)	$(212,417)	$(168,303)

The income tax provision is composed of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current tax provision:
Federal	$8	$—	$(1,994)
State	80	80	80
Foreign	12,442	7,941	5,586
	12,530	8,021	3,672
Deferred tax provision:
Foreign	(5,654)	(2,260)	(2,322)
Total provision for income taxes	$6,876	$5,761	$1,350

Significant components of deferred tax assets are as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Tax credit carryforward	$917	$3,311
Net operating loss carryforward	382,149	294,671
Share-based compensation	9,629	10,986
Accrued liabilities and reserves	9,079	7,222
Property and equipment	6,253	4,850
Lease liabilities	17,785	20,780
Disallowed interest	3,121	1,115
Other	3,252	825
Total deferred tax assets	432,185	343,760
Less: valuation allowance	(322,879)	(237,719)
Deferred tax assets, net of valuation allowance	109,306	106,041
Deferred tax liabilities:
Deferred commissions	(33,823)	(24,379)
Convertible debt transaction	(38,497)	(49,118)
Intangible assets	(9,820)	(8,620)
Lease right-of-use assets	(14,132)	(16,543)
Total deferred tax liabilities	(96,272)	(98,660)
Net deferred tax assets	$13,034	$7,381

The following is a reconciliation of the statutory federal income tax rate and the effective tax rates:

	Year Ended December 31,
	2021	2020	2019
Tax at federal statutory rate	21.0%	21.0%	21.0%
Valuation allowance	(37.1)	(30.4)	(32.6)
Share-based compensation	16.4	9.5	13.6
Officers' compensation	(5.3)	(1.7)	(1.9)
Benefit from other comprehensive gain	1.2	—	1.2
Foreign withholding tax	(1.7)	(1.3)	(1.1)
Foreign rate differential	3.1	0.7	1.5
Other	(0.8)	(0.5)	(2.5)
Effective tax rate	(3.2)%	(2.7)%	(0.8)%

We have not provided income taxes for the possible tax consequences of repatriating undistributed earnings of foreign subsidiaries as of December 31, 2021 because we intend to permanently reinvest such earnings outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of December 31, 2021, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $0.1 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
As of December 31, 2021, we had net operating loss carryforwards of approximately $1,601 million for federal income taxes and $665 million for state income taxes. Of the federal net operating loss carryforwards, $520 million will begin to expire in 2029 and $1,081 million will carry forward indefinitely. The state carryforwards will begin to expire in 2029. We also had $30 million of foreign net operating losses, which do not expire. As of December 31, 2021, we had research and development credit carryforwards of approximately $27 million for each of federal and state income taxes. If not utilized, the federal carryforwards will begin to expire in 2029. The state tax credit can be carried forward indefinitely. Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event that we had a change of ownership, utilization of the net operating loss and tax credit carryforwards may be restricted.
We account for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes, net operating loss carryforwards, and other tax credits measured by applying currently enacted tax laws. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. We regularly assess the need for a valuation allowance against our deferred tax assets by considering both positive and negative evidence to determine whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. We recorded a valuation allowance to fully offset our U.S. deferred tax assets, as we consider our cumulative loss in recent years to be strong negative evidence for retaining the valuation allowance. The valuation allowance increased by $85 million during the year ended December 31, 2021. We will continue to assess the future realization of our deferred tax assets in each applicable jurisdiction and adjust the valuation allowance accordingly.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) for the three years ending December 31, 2021 is as follows (in thousands):

Balance at December 31, 2018	$21,531
Additions from tax positions related to the current year	7,763
Balance at December 31, 2019	29,294
Additions from tax positions related to the current year	10,492
Balance at December 31, 2020	39,786
Additions from tax positions related to the current year	14,826
Balance at December 31, 2021	$54,612
As of December 31, 2021, we had no accrued interest and penalties related to the uncertain tax positions. We have elected to record interest and penalties in the financial statements as a component of provision for income taxes. Included in the balance of unrecognized tax benefits at December 31, 2021 and 2020 are no potential benefits, which if recognized, would affect the effective tax rate.
We are currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate over the next 12 months.
We are subject to taxation in the United States and foreign jurisdictions. Our tax years 2009 to 2020 remain subject to examination in most jurisdictions.

Note 15. Geographic Information
Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.

Revenue
The following table presents our revenue by geographic area, as determined based on the billing address of our customers (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$679,194	$536,199	$427,693
EMEA	392,776	292,547	231,497
APAC	137,463	110,875	89,029
Other	129,170	89,943	68,197
Total	$1,338,603	$1,029,564	$816,416
Long-Lived Assets
The following table presents our long-lived assets by geographic area (in thousands):

	As of December 31,
	2021	2020
United States	$59,776	$76,383
EMEA:
Republic of Ireland	34,728	38,010
Other EMEA	8,261	5,784
Total EMEA	42,989	43,794
APAC:
Singapore	13,145	19,560
Other APAC	5,948	6,466
Total APAC	19,093	26,026
Other	5,883	344
Total	$127,741	$146,547

The table above includes property and equipment and lease right-of-use assets and excludes capitalized internal-use software and intangible assets.

Note 16. Retirement Plans
We have a 401(k) retirement and savings plan made available to all United States employees. The 401(k) plan allows each participant to contribute up to an amount not to exceed an annual statutory maximum. For the years ended December 31, 2021, 2020, and 2019, we incurred expense of $8 million, $8 million, and $4 million, respectively, for matching contributions.

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
Based on this evaluation, our management concluded that, as of December 31, 2021, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Further, while the majority of our employees are currently working remotely, we have not experienced any material impact in our internal control over financial reporting as a result of the COVID-19 pandemic.
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
Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders, or the 2022 Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 and is incorporated herein by reference.
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
Item 11. Executive Compensation.
The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
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
Item 16. Form 10-K Summary.
Not applicable.

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of October 28, 2021, by and among Zendesk, Inc., Milky Way Acquisition Corp. and Momentive Global Inc.	8-K	001-36456	2.1	October 29, 2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36456	3.1	August 7, 2014
3.2	Amended and Restated By-laws of the Registrant.	10-Q	001-36456	3.2	July 30, 2021
4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	333-195176	4.1	May 5, 2014
4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Act of 1934	10-K	001-36456	4.2	February 13, 2020
4.3	Indenture, dated as of June 16, 2020, between Zendesk, Inc. and Wilmington Trust, National Association, as Trustee	8-K	001-36456	4.1	June 17, 2020
4.4	Form of 0.625% Convertible Senior Notes due 2025 (included in Exhibit 4.1)	8-K	001-36456	4.2	June 17, 2020
10.1#	2009 Stock Option and Grant Plan, as amended, and related form agreements.	S-1	333-195176	10.2	April 10, 2014
10.2#	2014 Stock Option and Incentive Plan, and related form agreements.
10.3#	2014 Employee Stock Purchase Plan, as amended.	10-Q	001-36456	10.2	November 6, 2014
10.4#	Form of Inducement Option Agreement.	8-K	001-36456	10.1	May 6, 2016
10.5#	Form of Inducement RSU Agreement.	8-K	001-36456	10.2	May 6, 2016
10.6#	Offer Letter between the Registrant and Adrian McDermott, dated as of June 16, 2010.	S-1	333-195176	10.7	April 10, 2014
10.7#	Offer Letter between the Registrant and John Geschke, dated as of May 30, 2012.	10-K	001-36456	10.9	February 26, 2016
10.8#	Offer Letter between the Registrant and Elena Gomez, dated as of April 6, 2016.	10-K	001-36456	10.9	February 27, 2017
10.9#	Offer Letter between the Registrant and Tom Keiser, dated as of March 29, 2016.	10-K	001-36456	10.10	February 27, 2017
10.10#	Offer Letter between the Registrant and Norman Gennarro, dated as of November 26, 2017.	10-K	001-36456	10.11	February 22, 2018
10.11#	Offer Letter between the Registrant and Jeffrey Titterton, dated as of April 6, 2017.	10-K	001-36456	10.12	February 22, 2018
10.12#	Offer Letter between the Registrant and InaMarie Johnson, dated as of April 26, 2018.	10-K	001-36456	10.13	February 14, 2019
10.13#	Offer Letter between the Registrant and Alex Constantinople, dated as of March 3, 2021.	8-K	001-36456	10.1	May 3, 2021
10.14#	Offer Letter between the Registrant and Shelagh Glaser, dated as of April 27, 2021.	8-K	001-36456	10.2	May 3, 2021
10.15#	Letter between the Registrant and Adrian McDermott, dated as of April 6, 2021.	8-K	001-36456	10.3	May 3, 2021
10.16#	Letter between the Registrant and Jeffrey Titterton, dated as of April 6, 2021.	8-K	001-36456	10.4	May 3, 2021
10.17#	Offer Letter between the Registrant and Michael Curtis, dated as of January 21, 2022
10.18	Office Lease between the Registrant and 989 Market Street, LLC, dated as of April 29, 2011.	S-1	333-195176	10.8	April 10, 2014
10.19	First Amendment to Lease between the Registrant and 989 Market Street, LLC, dated as of June 28, 2011.	S-1	333-195176	10.9	April 10, 2014
10.20	Second Amendment to Lease between the Registrant and 989 Market Street, LLC, dated as of August 11, 2011.	S-1	333-195176	10.10	April 10, 2014

10.21	Third Amendment to Lease between the Registrant and HMC Mid-Market Ventures LLC, dated as of September 11, 2013.	S-1	333-195176	10.11	April 10, 2014
10.22	Fourth Amendment to Lease between the Registrant and ASB 989 Market, LLC, dated as of January 19, 2017.	10-Q	001-36456	10.1	May 8, 2017
10.23	Fifth Amendment to Lease between the Registrant and ASB 989 Market, LLC, dated as of August 2, 2017.	10-Q	001-36456	10.1	November 3, 2017
10.24	Sixth Amendment to Lease between the Registrant and ASB 989 Market, LLC, dated as of January 25, 2019	10-K	001-36456	10.20	February 14, 2019
10.25	Seventh Amendment to Lease between the Registrant and ASB 989 Market, LLC, dated as of December 17, 2019	10-K	001-36456	10.20	February 13, 2020
10.26	Eighth Amendment to Lease between the Registrant and ASB 989 Market, LLC, dated as of December 17, 2019	10-K	001-36456	10.21	February 13, 2020
10.27	Lease Agreement between the Registrant and 1019 Market St. Property, LLC, dated as of September 6, 2013, as amended.	10-Q	001-36456	10.1	November 6, 2014
10.28	Lease by and between Zendesk, Inc. and 1035 Market Street, LLC., dated June 22, 2016.	8-K	001-36456	10.1	June 27, 2016
10.29	Lease Agreement by and between Marlin Cove, Inc. and SF Prosperity I, LLC, as tenants in common and the Registrant.	10-Q	001-36456	10.2	August 3, 2018
10.30	Indenture, dated as of March 20, 2018, between Zendesk, Inc., and Wilmington Trust, National Association, as trustee.	8-K	001-36456	4.1	March 20, 2018
10.31	Form of 0.25% Convertible Senior Notes due 2023	8-K	001-36456	4.1	March 20, 2018
10.32	Form of Capped Call Confirmation	8-K	001-36456	10.1	March 20, 2018
10.33#	Amended and Restated Non-Employee Director Compensation Policy.	8-K	001-36456	10.4	April 29, 2021
10.34#	Amended and Restated Executive Incentive Bonus Plan.	8-K	001-36456	10.1	April 6, 2021
10.35#	Zendesk, Inc. Change in Control Acceleration Plan.	8-K	001-36456	10.1	May 15, 2015
10.36#	Forms of Indemnification Agreement.	8-K	001-36456	10.1	July 30, 2021
10.37	Form of Capped Call Transaction Confirmation	8-K	001-36456	10.1	June 17, 2020
10.38	Voting Agreement, dated as of October 28, 2021, by and among Zendesk, Inc., Momentive Global Inc. and Ryan Nabil Finley	8-K	001-36456	10.1	October 29, 2021
10.39	Voting Agreement, dated as of October 28, 2021, by and among Zendesk, Inc., Momentive Global Inc. and Sheryl K Sandberg Revocable Trust Dated 9/3/2004	8-K	001-36456	10.2	October 29, 2021
10.40	Voting Agreement, dated as of October 28, 2021, by and among Zendesk, Inc., Momentive Global Inc. and SM Profits, LLC	8-K	001-36456	10.3	October 29, 2021
10.41	Voting Agreement, dated as of October 28, 2021, by and among Zendesk, Inc., Momentive Global Inc. and Alexander Joseph Lurie	8-K	001-36456	10.4	October 29, 2021
10.42	Voting Agreement, dated as of October 28, 2021, by and among Zendesk, Inc., Momentive Global Inc. and Eliza and Larry Becker Family 2018 Irrevocable Trust Dated May 31, 2018	8-K	001-36456	10.5	October 29, 2021
10.43	Voting Agreement, dated as of October 28, 2021, by and among Zendesk, Inc., Momentive Global Inc. and Jason and Jennifer Lurie Family 2018 Irrevocable Trust Dated May 31, 2018	8-K	001-36456	10.6	October 29, 2021
10.44	Voting Agreement, dated as of October 28, 2021, by and among Zendesk, Inc., Momentive Global Inc. and Scott and Caitlin Vogelsong Family 2018 Irrevocable Trust Dated May 31, 2018	8-K	001-36456	10.7	October 29, 2021
10.45#	Death and Leave of Absence Policy

21.1	List of Significant Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see Part IV of this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

Zendesk, Inc.

Date:	February 15, 2022	By:	/s/ Shelagh Glaser
Shelagh Glaser
Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Mikkel Svane and Shelagh Glaser, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Mikkel Svane	Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)	2/15/2022
Mikkel Svane

/s/ Shelagh Glaser	Chief Financial Officer (Principal Financial Officer) Chief Accounting Officer (Principal Accounting Officer)	2/15/2022
Shelagh Glaser

/s/ Carl Bass	Director	2/15/2022
Carl Bass

/s/ Hilarie Koplow-McAdams	Director	2/15/2022
Hilarie Koplow-McAdams

/s/ Michael Frandsen	Director	2/15/2022
Michael Frandsen

/s/ Archana Agrawal	Director	2/15/2022
Archana Agrawal

/s/ Michael Curtis	Director	2/15/2022
Michael Curtis

/s/ Michelle Wilson	Director	2/15/2022
Michelle Wilson

/s/ Thomas Szkutak	Director	2/15/2022
Thomas Szkutak

/s/ Brandon Gayle	Director	2/15/2022
Brandon Gayle

/s/ Steve Johnson	Director	2/15/2022
Steve Johnson