Form 10-Q
period 2022-03-31
Zendesk, Inc.
filed 2022-04-29
CIK 1463172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of April 28, 2022, there were 122,543,331 shares of the registrant’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ZENDESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$496,039	$476,103
Marketable securities	602,591	539,780
Accounts receivable, net of allowance for credit losses of $6,923 and $6,190 as of March 31, 2022 and December 31, 2021, respectively	224,146	273,898
Deferred costs	76,818	72,042
Prepaid expenses and other current assets	73,455	56,809
Total current assets	1,473,049	1,418,632
Marketable securities, noncurrent	491,682	559,652
Property and equipment, net	99,556	97,815
Deferred costs, noncurrent	74,895	72,553
Lease right-of-use assets	67,671	69,936
Goodwill and intangible assets, net	195,279	197,098
Other assets	35,595	35,593
Total assets	$2,437,727	$2,451,279
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$31,185	$49,213
Accrued liabilities	51,521	50,075
Accrued compensation and related benefits	133,368	138,127
Deferred revenue	522,532	512,933
Lease liabilities	20,503	21,253
Current portion of convertible senior notes, net	148,508	139,738
Total current liabilities	907,617	911,339
Convertible senior notes, net	1,136,378	979,350
Deferred revenue, noncurrent	3,988	4,277
Lease liabilities, noncurrent	59,180	63,212
Other liabilities	3,464	3,883
Total liabilities	2,110,627	1,962,061
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,223	1,215
Additional paid-in capital	1,465,489	1,637,157
Accumulated other comprehensive loss	(13,537)	(8,911)
Accumulated deficit	(1,126,075)	(1,140,243)
Total stockholders’ equity	327,100	489,218
Total liabilities and stockholders’ equity	$2,437,727	$2,451,279
See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$388,327	$298,048
Cost of revenue (1)	75,678	60,894
Gross profit	312,649	237,154
Operating expenses (1):
Research and development	108,077	73,783
Sales and marketing	201,660	157,518
General and administrative	63,538	43,133
Total operating expenses	373,275	274,434
Operating loss	(60,626)	(37,280)
Other income (expense), net:
Interest expense	(3,121)	(14,415)
Interest and other income (expense), net	838	5,084
Total other income (expense), net	(2,283)	(9,331)
Loss before provision for income taxes	(62,909)	(46,611)
Provision for income taxes	4,037	2,354
Net loss	$(66,946)	$(48,965)
Net loss per share, basic and diluted	$(0.55)	$(0.42)
Weighted-average shares used to compute net loss per share, basic and diluted	121,962	117,912
(1) Includes share-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$6,177	$4,486
Research and development	19,287	15,673
Sales and marketing	26,800	23,232
General and administrative	11,674	8,983

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(66,946)	$(48,965)
Other comprehensive loss:
Net unrealized loss on available-for-sale investments	(11,905)	(1,975)
Net unrealized gain (loss) on derivative instruments	7,327	(5,557)
Other comprehensive loss	(4,578)	(7,532)
Comprehensive loss	$(71,524)	$(56,497)

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2022						Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	121,598	$1,215	$1,637,157	$(8,911)	$(1,140,243)	$489,218	117,489	$1,174	$1,344,337	$3,203	$(916,883)	$431,831
Cumulative effect adjustment resulting from the adoption of ASU 2020-06 (Note 1)	—	—	(245,690)	—	81,114	(164,576)	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	335	3	10,813	—	—	10,816	208	2	3,929	—	—	3,931
Issuance of common stock for settlement of RSUs and PRSUs	436	4	(1,699)	—	—	(1,695)	661	7	(2,806)	—	—	(2,799)
Share-based compensation	—	—	64,908	—	—	64,908	—	—	53,554	—	—	53,554
Other comprehensive loss	—	—	—	(4,578)	—	(4,578)	—	—	—	(7,532)	—	(7,532)
Net loss	—	—	—	—	(66,946)	(66,946)	—	—	—	—	(48,965)	(48,965)
Other	—	—	—	(48)	—	(48)	—	—	—	—	223	223
Balances at end of period	122,369	$1,223	$1,465,489	$(13,537)	$(1,126,075)	$327,100	118,358	$1,183	$1,399,014	$(4,329)	$(965,625)	$430,243

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(66,946)	$(48,965)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	10,317	9,515
Share-based compensation	63,938	52,374
Amortization of deferred costs	20,325	14,757
Amortization of debt discount and issuance costs	1,221	12,525
Allowance for credit losses on accounts receivable	2,309	3,168
Other, net	2,815	(965)
Changes in operating assets and liabilities:
Accounts receivable	47,992	16,370
Prepaid expenses and other current assets	(12,574)	(467)
Deferred costs	(26,876)	(20,984)
Lease right-of-use assets	4,632	4,464
Other assets and liabilities	(488)	316
Accounts payable	(17,805)	5,797
Accrued liabilities	3,679	(2,078)
Accrued compensation and related benefits	(22,585)	(20,113)
Deferred revenue	7,832	13,419
Lease liabilities	(6,574)	(5,538)
Net cash provided by operating activities	11,212	33,595
Cash flows from investing activities
Purchases of property and equipment	(7,438)	(3,061)
Internal-use software development costs	(3,016)	(4,468)
Purchases of marketable securities	(166,206)	(305,310)
Proceeds from maturities of marketable securities	118,329	198,564
Proceeds from sales of marketable securities	39,763	36,599
Net cash used in investing activities	(18,568)	(77,676)
Cash flows from financing activities
Proceeds from exercises of employee stock options	10,817	3,931
Proceeds from employee stock purchase plan	17,826	15,184
Taxes paid related to net share settlement of share-based awards	(1,694)	(2,800)
Net cash provided by financing activities	26,949	16,315
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	(8)
Net increase (decrease) in cash, cash equivalents and restricted cash	19,579	(27,774)
Cash, cash equivalents and restricted cash at beginning of period	477,350	407,859
Cash, cash equivalents and restricted cash at end of period	$496,929	$380,085

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$496,039	$378,363
Restricted cash included in prepaid expenses and other current assets	890	1,717
Restricted cash included in other assets	—	5
Total cash, cash equivalents and restricted cash	$496,929	$380,085

Supplemental cash flow data
Cash paid for interest	$186	$186
Cash paid for taxes	$2,719	$2,416
Non-cash investing and financing activities
Balance of property and equipment in accounts payable and accrued expenses	$3,994	$1,078
Share-based compensation capitalized in internal-use software development costs	$402	$562
Share-based compensation capitalized in deferred costs	$567	$616
Property and equipment acquired through tenant improvement allowances	$1,208	$—
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
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K, for the year ended December 31, 2021, filed with the SEC on February 15, 2022. There have been no changes to our significant accounting policies described in the Annual Report on Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes, except for the methodology to value market-based stock awards described in footnote 10 and the accounting for convertible debt instruments described below.
The consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly our financial position, results of operations, comprehensive loss, stockholders’ equity, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2022.
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
Concentrations of Risk
As of March 31, 2022 and December 31, 2021, no customers represented 10% or greater of our total accounts receivable balance. There were no customers that individually exceeded 10% of our revenue during the three months ended March 31, 2022 or 2021.
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2020-06 ("ASU 2020-06"), regarding ASC Topic 470 “Debt” and ASC Topic 815 “Derivatives and Hedging,” which reduces the number of accounting models for convertible instruments, including amending the calculation of diluted earnings per share and the balance sheet presentation of those instruments, as well as the resulting recognition of interest expense, among other changes. We adopted this standard as of January 1, 2022 using the modified retrospective method.
Adoption under the modified retrospective method impacted the 2023 Notes and 2025 Notes outstanding as of January 1, 2022, and resulted in the re-combination of the liability and equity components of each instrument into a single liability instrument measured at amortized cost. As a result, at transition the Company recorded a $246 million decrease to additional paid-in-capital, net of income tax effects, to remove the equity component separately recorded for the conversion features associated with the Notes, a $165 million increase to the total carrying value of the Notes, to reflect the full principal amount of the Notes outstanding net of issuance costs, and a $81 million cumulative effect decrease to the beginning balance of accumulated deficit, net of income tax effects. Interest expense recognized in future periods will be reduced as a result of accounting for each instrument as a single liability measured at amortized cost. In addition, the ASU also requires the use of the if-converted method in calculating diluted earnings per share for convertible instruments. Since the Company had a net loss for the three months ended March 31, 2022, the convertible senior notes were determined to be anti-dilutive and therefore had no impact to basic or diluted net loss per share for the period as a result of adopting ASU 2020-06.

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

Note 3. Financial Instruments

Investments
The following tables present information about our financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurement at March 31, 2022
	Level 1	Level 2	Total
Description
U.S. Treasury securities	$—	$485,959	$485,959
Corporate bonds	—	420,271	420,271
Money market funds	223,448	—	223,448
Asset-backed securities	—	93,704	93,704
Agency securities	—	48,272	48,272
Commercial paper	—	47,569	47,569
Certificates of deposit and time deposits	—	9,396	9,396
Total	$223,448	$1,105,171	$1,328,619
Included in cash and cash equivalents			$234,346
Included in marketable securities			$1,094,273

	Fair Value Measurement at December 31, 2021
	Level 1	Level 2	Total
Description
U.S. Treasury securities	$—	$480,726	$480,726
Corporate bonds	—	430,018	430,018
Money market funds	234,123	—	234,123
Asset-backed securities	—	93,620	93,620
Agency securities	—	50,057	50,057
Commercial paper	—	48,950	48,950
Certificates of deposit and time deposits	—	1,488	1,488
Total	$234,123	$1,104,859	$1,338,982
Included in cash and cash equivalents			$239,550
Included in marketable securities			$1,099,432

As of March 31, 2022 and December 31, 2021, there were no securities within Level 3 of the fair value hierarchy. There were no transfers between fair value measurement levels during the three months ended March 31, 2022 or 2021.
As of March 31, 2022, gross unrealized gains and gross unrealized losses for marketable securities were not material and $14 million, respectively. The aggregate amortized cost basis for cash equivalents and marketable securities was $1,342 million and excludes accrued interest of $3 million. The aggregate fair value of securities with unrealized losses was $947 million.
As of December 31, 2021, gross unrealized gains and gross unrealized losses for marketable securities were $1 million and $3 million, respectively. The aggregate amortized cost basis for cash equivalents and marketable securities was $1,341 million and excludes accrued interest of $3 million. The aggregate fair value of securities with unrealized losses was $795 million.
Unrealized losses for securities that have been in an unrealized loss position for more than 12 months as of March 31, 2022 and December 31, 2021 were not material. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period. We intend to hold our marketable securities to maturity and it is unlikely that they would be sold before their cost bases are recovered.
The following table classifies our marketable securities by contractual maturity (in thousands):

	March 31, 2022	December 31, 2021
Due in one year or less	$602,591	$539,780
Due after one year and within five years	491,682	559,652
Total	$1,094,273	$1,099,432

As of March 31, 2022 and December 31, 2021, the balance of strategic investments without readily determinable fair values was $16 million. There have been no adjustments to the carrying values of strategic investments resulting from impairments or observable price changes.
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
We include time value related to our cash flow hedges for effectiveness testing purposes and the entire change in the unrecognized value of our hedge contracts is recorded in accumulated other comprehensive income (loss), or AOCI. As of March 31, 2022, the balance of AOCI included an unrecognized net gain of $5 million related to the changes in the fair value of foreign currency forward contracts designated as cash flow hedges. We expect to reclassify a net gain of $5 million into earnings over the next 12 months associated with our cash flow hedges.
The following tables present information about our derivative instruments on our consolidated balance sheets (in thousands):

	March 31, 2022
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$10,864	Accrued liabilities	$7,867
Total		$10,864		$7,867

	December 31, 2021
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$6,439	Accrued liabilities	$9,422
Total		$6,439		$9,422

Our foreign currency forward contracts had a total notional value of $505 million and $488 million as of March 31, 2022 and December 31, 2021, respectively. We have a master netting arrangement with each of our counterparties, which permit net settlement of multiple, separate derivative contracts with a single payment. We do not have collateral requirements with any of our counterparties. GAAP permits companies to present the fair value of derivative instruments on a net basis according to master netting arrangements. We have elected to present our derivative instruments on a gross basis in our consolidated financial statements. We do not enter into any derivative contracts for trading or speculative purposes. All derivatives have been designated as hedging instruments.
The following table presents information about our foreign currency forward contracts on our consolidated statements of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended March 31,
Classification	2022	2021
Revenue	$794	$(708)
Cost of revenue	(505)	490
Research and development	(674)	515
Sales and marketing	(1,236)	1,029
General and administrative	(393)	417
Total	$(2,014)	$1,743
The gain recognized in AOCI related to foreign currency forward contracts was $5 million for the three months ended March 31, 2022. The loss recognized in AOCI related to foreign currency forward contracts was $4 million for the three months ended March 31, 2021.

The cash flow effects related to foreign currency forward contracts are included within operating activities on our consolidated statements of cash flows.
Convertible Senior Notes
As of March 31, 2022, the fair values of our 0.25% convertible senior notes due 2023 and our 0.625% convertible senior notes due 2025 were $287 million and $1,397 million, respectively. We estimate the fair value of our convertible senior notes based on their last traded prices or market observable inputs, resulting in a Level 2 classification in the fair value hierarchy. Based on the closing price of our common stock of $120.29 on the last trading day of the quarter, the if-converted values of the 2023 and 2025 convertible senior notes exceeded their remaining principal amounts by $135 million and $122 million, respectively, as of March 31, 2022.

Note 4. Costs to Obtain Customer Contracts
The balance of deferred costs to obtain customer contracts was $152 million and $145 million as of March 31, 2022 and December 31, 2021, respectively. Amortization expense for deferred costs was $20 million and $15 million for the three months ended March 31, 2022 and 2021, respectively. There were no impairment losses related to deferred costs for the periods presented.

Note 5. Property and Equipment
Property and equipment, net consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Leasehold improvements	$83,428	$79,661
Capitalized internal-use software	58,135	58,135
Computer equipment and licensed software and patents	42,690	41,512
Furniture and fixtures	15,265	14,627
Construction in progress	23,793	20,927
Total	223,311	214,862
Less: accumulated depreciation and amortization	(123,755)	(117,047)
Property and equipment, net	$99,556	$97,815

Depreciation expense was $6 million for each of the three months ended March 31, 2022 and 2021.

Amortization expense of capitalized internal-use software was $2 million for each of the three months ended March 31, 2022 and 2021. The carrying values of capitalized internal-use software as of March 31, 2022 and December 31, 2021 were $41 million and $40 million, respectively, including $18 million and $15 million in construction in progress, respectively. These balances include $8 million and $7 million, respectively, of implementation costs incurred in hosting arrangements that are service contracts, all of which is included in construction in progress.

Note 6. Leases
The following table presents information about leases on our consolidated balance sheets (in thousands):

	March 31, 2022	December 31, 2021
Assets
Lease right-of-use assets	$67,671	$69,936
Liabilities
Lease liabilities	20,503	21,253
Lease liabilities, noncurrent	59,180	63,212

As of March 31, 2022, the weighted average remaining lease term was 5.6 years and the weighted average discount rate was 4.7%.
The following table presents information about leases on our consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease expense	$5,581	$5,622
Short-term lease expense	120	128
Variable lease expense	1,432	1,218
Sublease income	(361)	(440)

The following table presents supplemental cash flow information about our leases (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$7,447	$6,953
Operating lease assets obtained in exchange for new lease liabilities	2,754	1,397

Note 7. Goodwill and Acquired Intangible Assets
Acquired intangible assets subject to amortization consist of the following (in thousands):

	As of March 31, 2022
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
				(In years)
Developed technology	$28,000	$(14,911)	$13,089	2.8
Customer relationships	14,300	(8,875)	5,425	3.1
	$42,300	$(23,786)	$18,514

	As of December 31, 2021
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
				(In years)
Developed technology	$28,000	$(13,734)	$14,266	3.0
Customer relationships	14,300	(8,233)	6,067	3.2
	$42,300	$(21,967)	$20,333

Amortization expense of acquired intangible assets was $2 million for each of the three months ended March 31, 2022 and 2021.
Estimated future amortization expense as of March 31, 2022 is as follows (in thousands):

Remainder of 2022	$5,478
2023	6,579
2024	4,837
2025	972
2026	488
Thereafter	160
$18,514

As of March 31, 2022 and December 31, 2021, the carrying amount of goodwill was $177 million. There was no change to the carrying amount of goodwill for the three months ended March 31, 2022.
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

During the three months ended March 31, 2022, the conditions allowing holders of the 2025 Notes to convert were not met. As the criteria for conversion were not met, the 2025 Notes are classified as a long-term liability as of March 31, 2022.

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

As described in Note 1, we adopted ASU 2020-06 effective January 1, 2022 on a modified retrospective basis, under which prior-period information was not retrospectively adjusted.

Prior to the adoption of ASU 2020-06, in accounting for the transaction, the 2025 Notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The fair value of the liability component was estimated by calculating the present value of expected cash flows using an interest rate that reflects our incremental borrowing rate, with an estimated adjustment for our credit standing on nonconvertible debt with similar maturity. The carrying amount of the equity component representing the conversion option was $220 million and was determined by deducting the fair value of the liability component from the par value of the 2025 Notes. The equity component was recorded in additional paid-in capital upon issuance. The excess of the principal amount of the liability component over its carrying amount was amortized to interest expense over the contractual term of the 2025 Notes at an effective interest rate of 5.00%.

Additionally, in accounting for the debt issuance costs of $21 million related to the 2025 Notes, we allocated the total amount incurred to the liability and equity components of the 2025 Notes based on their relative values. Issuance costs attributable to the liability component were $17 million and were amortized to interest expense using the effective interest method over the contractual term of the 2025 Notes. Issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital.

Upon adoption of ASU 2020-06 on January 1, 2022, we recombined the liability and equity components of the 2025 Notes, assuming that the instrument was accounted for as a single liability from inception to the date of adoption. We similarly recombined the liability and equity components of the issuance costs. The issuance costs are amortized to interest expense using the effective interest method over the contractual term of the 2025 Notes at an effective interest rate of 1.00%.

The net carrying amount of the liability component of the 2025 Notes is as follows (in thousands):

	March 31, 2022	December 31, 2021
Principal	$1,150,000	$1,150,000
Unamortized debt discount	—	(157,983)
Unamortized issuance costs	(13,622)	(12,667)
Net carrying amount	$1,136,378	$979,350

The net carrying amount of the equity component of the 2025 Notes is as follows (in thousands):

	March 31, 2022	December 31, 2021
Debt discount for conversion option	$—	$220,061
Issuance costs	—	(4,035)
Net carrying amount	$—	$216,026

The interest expense related to the 2025 Notes is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Contractual interest expense	$1,797	$1,797
Amortization of debt discount	—	10,029
Amortization of issuance costs	1,043	697
Total interest expense	$2,840	$12,523

Prior to the adoption of ASU 2020-06, the difference between the book and tax treatment of the debt discount and debt issuance costs of the 2025 Notes resulted in a difference between the carrying amount and tax basis of the 2025 Notes. This taxable temporary difference resulted in the recognition of a $51 million net deferred tax liability which was recorded as an adjustment to additional paid-in capital. The creation of the deferred tax liability represented a source of future taxable income which supported the realization of deferred tax assets. As we continued to maintain a full valuation allowance against these deferred tax assets, this additional source of income resulted in the release of a portion of the valuation allowance. Consistent with the adoption of ASU 2019-12 in the second quarter of 2020, the release of the valuation allowance of $51 million was recorded as an adjustment to additional paid-in capital. As of January 1, 2022, the unamortized balance of this net deferred tax liability was $36 million, which was derecognized upon adoption of ASU 2020-06. Both the reduction to the net deferred tax liability and the offsetting increase to our valuation allowance were recorded to additional paid-in capital.

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

In connection with the offering of the 2025 Notes, we used $618 million of the net proceeds from the offering of the 2025 Notes to repurchase $426 million aggregate principal amount of the 2023 Notes in cash through individual privately negotiated transactions, the “2023 Notes Partial Repurchase.” Pursuant to ASC Subtopic 470-20 under existing accounting rules prior to adoption of ASU 2020-06, total consideration for the repurchase was separated into liability and equity components. Of the $618 million consideration, $393 million and $225 million were allocated to the debt and equity components on our consolidated balance sheets, respectively, utilizing an effective interest rate to determine the fair value of the liability component. The fair value of the liability component was estimated by calculating the present value of expected cash flows using an interest rate that reflects our incremental borrowing rate, with an estimated adjustment for our credit standing on nonconvertible debt with similar maturity. As of the repurchase date, the carrying value of the 2023 Notes subject to the 2023 Notes Partial Repurchase, net of unamortized debt discount and issuance costs, was $367 million. The 2023 Notes Partial Repurchase resulted in a $26 million loss on early debt extinguishment. Additionally, $39 million of the total consideration was related to repayment of the debt discount and reflected as a cash outflow from operating activities. As of March 31, 2022, $149 million of principal remains outstanding on the 2023 Notes.

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

During the three months ended March 31, 2022, the conditions allowing holders of the 2023 Notes to convert were met. The 2023 Notes are therefore convertible during the three months ending June 30, 2022, and are classified as a current liability as of March 31, 2022. To date, we have received one request for conversion for an immaterial amount of 2023 Notes. Prior to the adoption of ASU 2020-06 on January 1, 2022, in accounting for the issuance of the 2023 Notes, the 2023 Notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The carrying amount of the equity component representing the Conversion Option was $125 million and was determined by deducting the fair value of the liability component from the par value of the 2023 Notes. The equity component was recorded in additional paid-in capital. The excess of the principal amount of the liability component over its carrying amount was amortized to interest expense over the contractual term of the 2023 Notes at an effective interest rate of 5.26%.

Additionally, in accounting for the debt issuance costs of $14 million related to the 2023 Notes, we allocated the total amount incurred to the liability and equity components of the 2023 Notes based on their relative values. Issuance costs attributable to the equity component were $3 million and were netted with the equity component in additional paid-in capital. Issuance costs attributable to the liability component were amortized to interest expense using the effective interest method over the contractual term of the 2023 Notes.

Upon adoption of ASU 2020-06, we recombined the liability and equity components of the outstanding 2023 Notes, assuming the instrument was accounted for as a single liability from inception to the date of adoption. We similarly recombined the liability and equity components of the issuance costs. The issuance costs are amortized to interest expense using the effective interest method over the contractual term of the 2023 Notes at an effective interest rate of 0.73%.

The net carrying amount of the liability component of the 2023 Notes is as follows (in thousands):

	March 31, 2022	December 31, 2021
Principal	$149,194	$149,194
Unamortized debt discount	—	(8,641)
Unamortized issuance costs	(686)	(815)
Net carrying amount	$148,508	$139,738

The net carrying amount of the equity component of the 2023 Notes is as follows (in thousands):

	March 31, 2022	December 31, 2021
Debt discount for conversion option	$—	$32,427
Issuance costs	—	(765)
Net carrying amount	$—	$31,662

The interest expense related to the 2023 Notes is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Contractual interest expense	$93	$93
Amortization of debt discount	—	1,656
Amortization of issuance costs	178	143
Total interest expense	$271	$1,892

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

In June 2020, and in connection with the 2023 Notes Partial Repurchase, we terminated the 2023 Capped Calls corresponding to approximately 6.7 million shares for cash proceeds of $83 million. The proceeds were recorded as an increase to additional paid-in capital in the consolidated balance sheets. As of March 31, 2022, there remains outstanding 2023 Capped Calls giving the Company the option to purchase approximately 2.4 million shares (subject to adjustment).

The difference between the book and tax treatment of the debt discount, debt issuance costs, and the cost of the capped call on the 2023 Notes resulted in a difference between the carrying amount and tax basis of the 2023 Notes. This taxable temporary difference resulted in the recognition of a $14 million net deferred tax liability which was recorded as an adjustment to additional paid-in capital. The creation of the deferred tax liability represented a source of future taxable income which supported the realization of deferred tax assets. As we continued to maintain a full valuation allowance against these deferred tax assets, this additional source of income resulted in the release of a portion of the valuation allowance and was recorded as a net income tax benefit. As of January 1, 2022, the unamortized balance of this net deferred tax liability was $2 million, which was derecognized upon adoption of ASU 2020-06. The reduction of the net deferred tax liability was recorded to additional paid-in capital and the offsetting increase to our valuation allowance was recorded to accumulated deficit under the modified retrospective approach.

Note 9. Commitments and Contingencies
Commitments
Except as discussed below, there were no material changes in our commitments under contractual obligations as disclosed in our audited consolidated financial statements for the year ended December 31, 2021.

In February 2022, we terminated and entered into a new agreement with a cloud services provider for which we have a total obligation of $400 million over a five-year period.
Litigation and Loss Contingencies
We accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. These estimates are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter.

On October 24, 2019 and November 7, 2019, purported stockholders of the Company filed two putative class action complaints in the United States District Court for the Northern District of California, entitled Charles Reidinger v. Zendesk, Inc., et al., 3:19-cv-06968-CRB and Ho v. Zendesk, Inc., et al., No. 3:19-cv-07361-WHA, respectively, against the Company and certain of the Company’s executive officers. The complaints are nearly identical and allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Zendesk, Inc. common stock between February 6, 2019 and October 1, 2019, inclusive. The claims are based upon allegations that the defendants misrepresented and/or omitted material information in certain of our prior public filings. To this point, no discovery has occurred in these cases. The court appointed a lead plaintiff and consolidated the various lawsuits into a single action (Case No. 3:19-cv-06968-CRB), and the lead plaintiff filed its amended complaint on April 14, 2020 asserting the same alleged violations of securities laws as the initial complaints. On June 29, 2020, Zendesk and the executive officer defendants moved to dismiss the amended complaint. On November 9, 2020, the court granted Zendesk's motion to dismiss and granted plaintiff leave to amend its complaint. On January 8, 2021, plaintiff filed its second amended complaint and on January 22, 2021, Zendesk and the executive officer defendants moved to dismiss the second amended complaint. On March 2, 2021, the court granted Zendesk's motion to dismiss the second amended complaint. On March 23, 2021, judgment was entered in favor of Zendesk and the executive officer defendants. On April 20, 2021, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit (the "Ninth Circuit"). On July 29, 2021, plaintiff filed its opening brief in the appeal, and on October 13, 2021, the Company and the executive officer defendants filed their answering brief. On March 2, 2022, the Ninth Circuit affirmed dismissal.

On June 2, 2020, a purported stockholder of the Company filed a derivative complaint in the United States District Court for the Northern District of California, entitled Anderson v. Svane, et al., 3:20-cv-03671, against certain of the Company’s executive officers and directors. The derivative complaint alleged breaches of fiduciary duty against all defendants, and an insider trading claim and violations of Section 10(b) of the Securities Exchange Act of 1934 against the officer defendants, purportedly on behalf of the Company itself. The claims were based on nearly identical allegations as the two putative class action complaints described above, namely that the defendants misrepresented and/or omitted material information in certain of our prior public filings. On July 27, 2020, the court ordered the derivative action related to the class action, and the derivative action was stayed pending resolution of the class action. On May 6, 2021, the court approved a joint stipulation to extend the stay pending the outcome of the appeal of the class action. On April 18, 2022, following the Ninth Circuit's affirmation of the dismissal of the class action, plaintiff filed a stipulation to dismiss the derivative action.

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

Note 10. Common Stock and Stockholders’ Equity
Common Stock
As of March 31, 2022 and December 31, 2021, there were 400 million shares of common stock authorized for issuance with a par value of $0.01 per share, and 122.4 million and 121.6 million shares were issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.
Preferred Stock
As of March 31, 2022 and December 31, 2021, there were 10 million shares of preferred stock authorized for issuance with a par value of $0.01 per share and no shares of preferred stock were issued or outstanding.
Employee Equity Plans
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan, or ESPP, eligible employees are granted options to purchase shares of our common stock through payroll deductions. The ESPP provides for 18-month offering periods, which include three six-month purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of the offering period or the fair market value of our common stock at the end of the purchase period. During the three months ended March 31, 2022 and 2021, no shares of common stock were purchased under the ESPP. Pursuant to the terms of the ESPP, the number of shares reserved under the ESPP increased by 1.2 million shares on January 1, 2022. As of March 31, 2022, 6.6 million shares of common stock were available for issuance under the ESPP.
Stock Option and Grant Plans
Our board of directors adopted the 2009 Stock Option and Grant Plan, or the 2009 Plan, in July 2009. The 2009 Plan was terminated in connection with our initial public offering in May 2014, and accordingly, no shares are available for issuance under this plan. The 2009 Plan continues to govern outstanding awards granted thereunder.
Our 2014 Stock Option and Incentive Plan, or the 2014 Plan, serves as the successor to our 2009 Plan. Pursuant to the terms of the 2014 Plan, the number of shares reserved for issuance under the 2014 Plan increased by 6.1 million shares on January 1, 2022. As of March 31, 2022, we had 21.6 million shares of common stock available for future grants under the 2014 Plan.

A summary of restricted stock unit (“RSU”) activity for the three months ended March 31, 2022 is as follows (in thousands, except per share information):

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested — January 1, 2022	4,402	$113.97
Granted	2,526	111.32
Vested	(437)	95.72
Forfeited or canceled	(283)	111.99
Unvested — March 31, 2022	6,208	$114.27

The total fair value of RSUs vested during the three months ended March 31, 2022 and 2021 was $47 million and $91 million, respectively. The fair value of RSUs vested represents market value on the vesting date.
A summary of stock option activity for the three months ended March 31, 2022 is as follows (in thousands, except per share information):

	Stock Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding — January 1, 2022	3,457	$44.71	4.4	$222,460
Granted	492	116.56
Exercised	(335)	32.28
Forfeited or canceled	(32)	118.11
Outstanding — March 31, 2022	3,582	$55.08	5.3	$243,400

The aggregate intrinsic value for options outstanding represents the difference between the closing market price of our common stock on the last trading day of the reporting period and the exercise price of outstanding, in-the-money options.

The total intrinsic value of stock options exercised during the three months ended March 31, 2022 and 2021 was $27 million and $26 million, respectively. The intrinsic value for options exercised represents the difference between the exercise price and the market value on the date of exercise. The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2022 and 2021 was $43.72 and $54.55, respectively.
As of March 31, 2022, we had a total of $720 million in future expense related to our stock options, RSUs, and ESPP to be recognized over a weighted average period of 3.1 years.
For the three months ended March 31, 2022, we recorded $1 million of share-based compensation expense related to accelerated vesting of share-based awards associated with an employee termination.
Performance Restricted Stock Units
During the three months ended March 31, 2022, the compensation committee of our board of directors granted performance-based restricted stock units, or PRSUs, representing a target of 0.1 million shares of common stock to certain senior executives. The PRSUs vest over a four-year service period. The PRSUs include a performance condition, based on company-wide revenue growth, and a market condition, based on our total Zendesk stockholder return as compared to the total stockholder return of the Russell 3000 Index, each measured over a one-year performance period. The PRSUs will vest in a percentage of the target number of shares depending on the extent the conditions are achieved and subject to the required service. The fair value of those PRSUs subject to the market condition was estimated on the date of grant using a Monte Carlo simulation, which incorporates various assumptions including the expected stock price volatility over the performance period and the stock price at the grant date.

The compensation cost is recognized under the accelerated attribution method. During the three months ended March 31, 2022, we recorded $1 million of share-based compensation expense related to the PRSUs. The total future expense related to the PRSUs that are expected to vest as of March 31, 2022 is $15 million.

Note 11. Deferred Revenue and Performance Obligations
The changes in the balances of deferred revenue are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$517,210	$383,358
Billings	397,637	311,212
Subscription and services revenue	(364,376)	(282,839)
Other revenue*	(23,951)	(15,209)
Balance, end of period	$526,520	$396,522
*Other revenue primarily includes implementation and training services, usage-based revenue, and amounts from contract assets.

For the three months ended March 31, 2022 and 2021, the majority of revenue recognized was from the deferred revenue balances at the beginning of each period. When revenue is recognized in advance of invoicing we record contract assets, which are included in prepaid expenses and other current assets on our consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the balance of contract assets was $5 million and $4 million, respectively.

The aggregate balance of remaining performance obligations as of March 31, 2022 was $1,359 million. We expect to recognize $915 million of the balance as revenue in the next 12 months and the substantial majority of the remainder in the next 13-36 months. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized, including contracted revenue from renewals, and does not include contract amounts which are cancellable by the customer and amounts associated with optional renewal periods.

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
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Net loss	$(66,946)	$(48,965)
Weighted-average shares used to compute basic and diluted net loss per share	121,962	117,912
Net loss per share, basic and diluted	$(0.55)	$(0.42)

The anti-dilutive securities excluded from the shares used to calculate diluted net loss per share are as follows (in thousands):

	As of March 31,
	2022	2021
Shares subject to outstanding common stock options and employee stock purchase plan	3,856	4,601
RSUs and PRSUs	6,338	5,370
Shares related to convertible senior notes	12,939	3,871
	23,133	13,842

Prior to the adoption of ASU 2020-06, we used the treasury stock method for calculating any potential dilutive effect of the conversion spread of our convertible senior notes on diluted net income per share, if applicable. The conversion spread had a dilutive impact on diluted net income per share when the average market price of our common stock for a given reporting period exceeded the initial conversion prices of $63.07 and $108.76 per share for the 2023 Notes and 2025 Notes, respectively.

After the adoption of ASU 2020-06, we use the if-converted method for calculating any potential dilutive effect of our convertible senior notes. Under this method, we calculate diluted net income per share assuming that all the convertible senior notes were converted solely into shares of common stock at the beginning of the reporting period. Based on the initial conversion price, potential dilution related to the 2023 Notes and 2025 Notes is approximately 2.4 million and 10.6 million shares, respectively. The potential impact upon the conversion of the convertible senior notes was excluded from the calculation of diluted net loss per share for the three months ended March 31, 2022 because the effect would have been anti-dilutive.

Note 13. Income Taxes
We reported income tax expense of $4 million and $2 million for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for each period differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for U.S. losses due to having a full valuation allowance against U.S. deferred tax assets.

Note 14. Geographic Information
Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.
Revenue
The following table presents our revenue by geographic area, as determined based on the billing address of our customers (in thousands):

	Three Months Ended March 31,
	2022	2021
United States	$197,138	$152,824
EMEA	112,123	86,417
APAC	39,888	31,130
Other	39,178	27,677
Total	$388,327	$298,048

Long-Lived Assets
The following table presents our long-lived assets by geographic area (in thousands):

	As of March 31, 2022	As of December 31, 2021
United States	$54,841	$59,776
EMEA:
Republic of Ireland	33,732	34,728
Other EMEA	10,996	8,261
Total EMEA	44,728	42,989
APAC:
Singapore	11,425	13,145
Other APAC	7,447	5,948
Total APAC	18,872	19,093
Other	7,483	5,883
Total	$125,924	$127,741

The table above includes property and equipment and lease right-of-use assets and excludes capitalized internal-use software and intangible assets.

Note 15. Subsequent Events
In April 2022, our board of directors approved a plan to cease use or sublease certain leased premises across our real estate portfolio. As a result, we expect to record an impairment charge in the second quarter of 2022, which we estimate could range up to $26 million. The impairment considers the estimated residual value based on the present value of the estimated cash flows that could be generated from subleasing each property for the remaining lease term, if applicable. The timing and amount of subsequent impairments, if any, is dependent on sublease opportunities and our ability to terminate the leases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 15, 2022. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, impacts on our business and general economic conditions due to the current COVID-19 pandemic, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.
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
We believe in developing solutions that serve organizations of all sizes and across all industries. Our flagship product solution, Zendesk Support, provides organizations with the ability to track, prioritize, and solve customer support tickets across multiple channels, bringing customer information and interactions into one place. Our other widely available product solutions integrate with Support and include Zendesk Chat, Zendesk Talk, and Zendesk Guide. Chat is live chat and messaging software that provides a fast and responsive way for organizations to connect with their customers. Talk is cloud-based call center software that facilitates personal and productive voice and short message service support conversations between organizations and their customers. Guide is a self-service destination that organizations can use to provide articles, interactive forums, and a community that help an organization’s customers help themselves.
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
For the three months ended March 31, 2022 and 2021, our revenue was $388 million and $298 million, respectively, representing a 30% growth rate. For the three months ended March 31, 2022 and 2021, we derived $191 million, or 49%, and $145 million, or 49%, respectively, of our revenue from customers located outside of the United States. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. For the three months ended March 31, 2022 and 2021, we generated net losses of $67 million and $49 million, respectively.

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
Our business continuity plans have continued to focus on the health and safety of our employees while continuing to drive innovation in customer experience solutions for our customers. The ongoing global shift to a digital-first world has continued to emphasize the importance of fast time-to-value solutions such as our own and our need to reimagine the way our employees engage with each other and their customers. We continue to evaluate conditions in each region we operate and reassess local restrictions across the globe. We have reopened some of our offices on a staggered, region-to-region basis in accordance with local authority guidelines, while taking into account vaccine administration prevalence and infection rates.
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
Logos. Our number of logos is a consolidation of paid customer accounts across our solutions, exclusive of our legacy Starter plan, free trials, or other free services, as of the end of the period. A paid customer account is one individual billing relationship for subscription to our services. We calculate our logo number by consolidating paid customer accounts that share common corporate information as a single organization or customer may have multiple paid customer accounts across our solutions to service separate subsidiaries, divisions, or work processes. As of March 31, 2022, we had 110,300 logos. We do not currently include in our logo metric logos associated with our legacy analytics product, our legacy Outbound product, our legacy Starter plan, our Sell product, Sunshine Conversations, our legacy Smooch product, free trials, or other free services. We may from time to time refer to "customers" or "brands" in our publicly-available disclosures, each of which refers to our number of logos.
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
Our dollar-based net expansion rate was 121% as of March 31, 2022. We expect that, among other factors, our continued focus on adding larger logos at the time of addition and the growth in our revenue will result in an overall decline in our dollar-based net expansion rate over time as our aggregate annual recurring revenue grows.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income from marketable securities, strategic investment gains and losses, foreign currency gains and losses, and interest expense from our convertible senior notes. Interest expense includes amortization of the debt discount, amortization of issuance costs, and contractual interest expense.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021
Revenue	$388,327	$298,048
Cost of revenue (1)	75,678	60,894
Gross profit	312,649	237,154
Operating expenses (1):
Research and development	108,077	73,783
Sales and marketing	201,660	157,518
General and administrative	63,538	43,133
Total operating expenses	373,275	274,434
Operating loss	(60,626)	(37,280)
Other income (expense), net:
Interest expense	(3,121)	(14,415)
Interest and other income (expense), net	838	5,084
Total other income (expense), net	(2,283)	(9,331)
Loss before provision for income taxes	(62,909)	(46,611)
Provision for income taxes	4,037	2,354
Net loss	$(66,946)	$(48,965)

(1) Includes share-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$6,177	$4,486
Research and development	19,287	15,673
Sales and marketing	26,800	23,232
General and administrative	11,674	8,983

	Three Months Ended March 31,
	2022	2021
Revenue	100.0%	100.0%
Cost of revenue (1)	19.5	20.4
Gross profit	80.5	79.6
Operating expenses (1):
Research and development	27.8	24.8
Sales and marketing	51.9	52.8
General and administrative	16.4	14.5
Total operating expenses	96.1	92.1
Operating loss	(15.6)	(12.5)
Other income (expense), net:
Interest expense	(0.8)	(4.8)
Interest and other income (expense), net	0.2	1.7
Total other income (expense), net	(0.6)	(3.1)
Loss before provision for income taxes	(16.2)	(15.6)
Provision for income taxes	1.0	0.8
Net loss	(17.2)%	(16.4)%

(1) Includes share-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021
Cost of revenue	1.6%	1.5%
Research and development	5.0	5.3
Sales and marketing	6.9	7.8
General and administrative	3.0	3.0
Revenue

	Three Months Ended March 31,
	2022	2021	% Change
	(In thousands, except percentages)
Revenue	$388,327	$298,048	30%
Revenue increased $90 million, or 30%, in the three months ended March 31, 2022 compared to the same period in 2021. The total increase in revenue was primarily attributable to expansions from existing accounts as of March 31, 2021 and the remainder was attributable to revenue from new accounts acquired thereafter.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2022	2021	% Change
	(In thousands, except percentages)
Cost of revenue	$75,678	$60,894	24%
Gross margin	80.5%	79.6%
Cost of revenue increased $15 million, or 24%, in the three months ended March 31, 2022 compared to the same period in 2021. The overall increase was primarily due to higher employee compensation costs of $10 million, driven by headcount growth, and higher allocated shared costs of $1 million. Additionally, in the three months ended March 31, 2022, hosting and related costs and third-party license fees increased by $2 million, driven by increased customer usage.
Our gross margin increased by 0.9 percentage points in the three months ended March 31, 2022 compared to the same period in 2021. The overall improvement was driven primarily by efficiencies in our use of third-party licenses and hosting services, including timing of vendor credits, partially offset by increased employee compensation-related costs.
Operating Expenses
Research and Development Expenses

	Three Months Ended March 31,
	2022	2021	% Change
	(In thousands, except percentages)
Research and development	$108,077	$73,783	46%
Research and development expenses increased $34 million, or 46%, in the three months ended March 31, 2022 compared to the same period in 2021. The overall increase was primarily due to increased employee compensation-related costs of $26 million, driven by headcount growth. The increase was also driven by higher allocated shared costs of $4 million.
Sales and Marketing Expenses

	Three Months Ended March 31,
	2022	2021	% Change
	(In thousands, except percentages)
Sales and marketing	$201,660	$157,518	28%
Sales and marketing expenses increased $44 million, or 28%, in the three months ended March 31, 2022 compared to the same period in 2021. The overall increase was primarily due to increased employee compensation-related costs, including amortization of deferred commissions, of $35 million, driven by headcount growth. The increase was also driven by higher allocated shared costs of $5 million.
General and Administrative Expenses

	Three Months Ended March 31,
	2022	2021	% Change
	(In thousands, except percentages)
General and administrative	$63,538	$43,133	47%
General and administrative expenses increased $20 million, or 47%, in the three months ended March 31, 2022 compared to the same period in 2021. The overall increase was primarily due to increased employee compensation-related costs of $18 million, due to headcount growth, and higher allocated shared costs of $1 million.

Other Income (Expense), Net

	Three Months Ended March 31,
	2022	2021	% Change
	(In thousands, except percentages)
Interest expense	$(3,121)	$(14,415)	(78)%
Interest and other income (expense), net	838	5,084	(84)%

Interest expense decreased by $11 million in the three months ended March 31, 2022 compared to the same period in 2021, primarily due to the adoption of ASU 2020-06, which resulted in the elimination of the debt discounts that were amortized to interest expense over the contractual term of the related convertible senior notes prior to January 1, 2022. Interest and other income (expense), net decreased by $4 million in the three months ended March 31, 2022 compared to the same period in 2021, primarily due to net foreign currency losses.
Liquidity and Capital Resources
As of March 31, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.6 billion, which were held for working capital and general corporate purposes. Our cash equivalents and marketable securities are comprised of U.S. Treasury securities, corporate bonds, money market funds, asset-backed securities, agency securities, commercial paper, certificates of deposit, and time deposits.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$11,212	$33,595
Net cash used in investing activities	(18,568)	(77,676)
Net cash provided by financing activities	26,949	16,315

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
In March 2018, we issued $575 million aggregate principal amount of 0.25% convertible senior notes due March 15, 2023 (refer to Note 8 of the Notes to our Condensed Consolidated Financial Statements for more information). As of the date of this filing, we have received one request for conversion for an immaterial amount. The 2023 Notes are convertible during the three months ending June 30, 2022.
In June 2020, we issued $1,150 million aggregate principal amount of 0.625% convertible senior notes due June 15, 2025 (refer to Note 8 of the Notes to our Condensed Consolidated Financial Statements for more information). In connection with the offering of the 2025 Notes, we used $618 million of the proceeds from the offering to repurchase a portion of the 2023 Notes, of which $39 million was related to repayment of the debt discount and was reflected as a cash outflow from operating activities. We also terminated a portion of our existing capped call in amounts corresponding to the principal of the 2023 Notes repurchased. The 2025 Notes are not convertible during the three months ending June 30, 2022.
We are in compliance with all covenants under both the 2023 Notes and the 2025 Notes as of March 31, 2022.
The impact of the 2023 Notes and the 2025 Notes on our liquidity will depend on whether we elect to settle any conversions in shares of our common stock or a combination of cash and shares.

Our material cash requirements from known contractual and other obligations consist of our convertible senior notes, obligations under operating leases for office space, and contractual commitments for third-party managed hosting and other support services. For more information regarding our convertible senior notes, refer to Note 8 of the Notes to our Condensed Consolidated Financial Statements. For more information regarding our lease obligations, refer to Note 6 of the Notes to our Condensed Consolidated Financial Statements. Our other contractual obligations consist primarily of purchase commitments for third-party managed hosting services. Except as discussed below, there were no material changes to our material cash requirements from known contractual and other obligations from those disclosed in our audited consolidated financial statements for the year ended December 31, 2021.
In February 2022, we terminated and entered into a new agreement with a cloud services provider for which we have a total obligation of $400 million over a five-year period.
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
Net cash provided by operating activities in the three months ended March 31, 2022 was $11 million, reflecting our net loss of $67 million, adjusted by non-cash charges including share-based compensation expense of $64 million, amortization of deferred costs of $20 million, depreciation and amortization of $10 million, allowance for credit losses on accounts receivable of $2 million, and amortization of debt issuance costs of $1 million, partially offset by net changes in operating assets and liabilities of $23 million. The net outflow from changes in operating assets and liabilities was primarily attributable to an increase in deferred costs of $27 million, primarily including sales commissions, a decrease in accrued compensation and related benefits of $23 million, a decrease in accounts payable of $18 million due to timing of vendor payments, and an increase in prepaid expenses and other current assets of $13 million, partially offset by a decrease in accounts receivable of $48 million due to timing of customer billings and collections and an increase in deferred revenue of $8 million.
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
Investing Activities
Net cash used in investing activities in the three months ended March 31, 2022 of $19 million was primarily attributable to purchases of marketable securities of $8 million, net of sales and maturities, purchases of property and equipment of $7 million, primarily for employee equipment and leasehold improvements for newly leased office facilities, and capitalized internal-use software costs of $3 million, primarily related to the development of additional features and functionality for our platform.
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

Financing Activities
Net cash provided by financing activities in the three months ended March 31, 2022 of $27 million was primarily attributable to proceeds from our employee stock purchase plan of $18 million and proceeds from exercises of employee stock options of $11 million, partially offset by payments for withholding taxes related to net share settlement of RSUs of $2 million.
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
There were no changes to our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 15, 2022, that had a material impact on our condensed consolidated financial statements and related notes.
Recently Issued and Adopted Accounting Pronouncements
Refer to Note 1 of the Notes to our Condensed Consolidated Financial Statements for a summary of recently issued and adopted accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Rate Risk
While we primarily transact with customers in the U.S. dollar, we also transact in foreign currencies, including the Euro, British Pound Sterling, Australian Dollar, Singapore Dollar, Danish Krone, Brazilian Real, Philippine Peso, Japanese Yen, Indian Rupee, Korean Won, Polish Zloty, Canadian Dollar, and Mexican Peso due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. dollar for all international subsidiaries. Changes in the value of foreign currencies relative to the U.S. dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. As of March 31, 2022, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and marketable securities.
We operate a hedging program to mitigate the impact of foreign currency fluctuations on our cash flows and earnings. For additional information, see Note 3 of the Notes to our Condensed Consolidated Financial Statements.
Interest Rate and Market Risk
We had cash, cash equivalents, and marketable securities totaling $1.6 billion as of March 31, 2022, of which $1.3 billion was invested in U.S. Treasury securities, corporate bonds, money market funds, asset-backed securities, agency securities, commercial paper, certificates of deposit, and time deposits. The cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of March 31, 2022, an immediate increase of 100-basis points in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $10 million. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
We had non-controlling equity investments in privately held companies totaling $16 million as of March 31, 2022. The fair value of these strategic investments may fluctuate depending on the financial condition and near-term prospects of these companies, and we may be required to record an impairment loss if the carrying values of these investments exceed their fair values.
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

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of March 31, 2022 and the estimated impact on the fair value of the convertible senior notes (in thousands, except percentages). The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value of the convertible senior notes.

Hypothetical change in Zendesk stock price	2023 Notes fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$314,612	$27,678	9.6%
No change	$286,934	$—	—%
10% decrease	$259,764	$(27,170)	(9.5)%

Hypothetical change in Zendesk stock price	2025 Notes fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$1,498,002	$100,947	7.2%
No change	$1,397,055	$—	—%
10% decrease	$1,302,916	$(94,139)	(6.7)%

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
•increased costs from complying with privacy and security regulation, including the General Data Protection Regulation ("GDPR") and the California Consumer Privacy Act ("CCPA");
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
•accounting considerations related to interest, settlement, and expense recognition related to our outstanding debt; and
•actions of activist shareholders or unsolicited bidders could negatively affect our business.

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
We have limited history in offering multiple product and platform solutions as part of a comprehensive customer experience solution to our customers. As we increase focus on the customer experience and increasingly seek to offer our solutions as part of a broader offering, we may discover challenges in creating a seamless, unified offering across our solutions that achieves market acceptance and grows our business. In the three months ended March 31, 2022 and 2021, our research and development expenses were 28% and 25% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our operating results may be harmed and we may not realize the expected benefits of our strategy.
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
Increasing our customer base and achieving broader market acceptance of our product and platform solutions will depend, to a significant extent, on our ability to effectively maintain and scale our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain certain of our new customers, including larger organizations. We plan to continue to invest in our direct sales force both domestically and internationally to increase the effectiveness of our sales motions and increase our sales capacity. During the twelve months ended March 31, 2022, our sales and marketing organization increased by approximately 730 employees to approximately 2,570 employees. There is significant competition for experienced sales and marketing professionals with the skills and technical knowledge that we require, both domestically and internationally. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales and marketing professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. In territories outside the United States, attraction, recruiting and retention of our sales personnel has been and will be increasingly difficult and costly, affecting our ability to compete in such jurisdictions. Further, as organizations worldwide adjust to continuing precautions and safety measures related to decreasing the health risks of COVID-19, our ability to connect in person with our customers and potential customers may be and has been negatively impacted, resulting in delayed sales cycles.
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
We have experienced and may continue to experience rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from approximately 4,520 employees as of March 31, 2021 to approximately 6,300 employees as of March 31, 2022. In addition, we have established subsidiaries in Denmark, the United Kingdom, Australia, Ireland, Japan, the Philippines, Brazil, Germany, India, Mexico, and South Korea since our inception in 2007, and, as a result of acquisitions, we also have subsidiaries in Singapore, France, Poland, Portugal, and Canada. We may continue to invest in our international operations and expand into other countries in the future. We have also experienced significant growth in the number of customers, end users, transactions, and data that our solutions support. Our organizational structure is becoming more complex and we may need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures, to manage this complexity. Further, as our employees work from geographic areas across the globe, we will require investment of resources and close monitoring of local regulations and requirements that continually change due to events that may have a global impact, such as the shift to remote work or hybrid remote and in-office models arising from the COVID-19 pandemic, and we may experience unpredictability in our expenses, employee retention, and employee work culture. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, simplicity in design, and attention to customer experience that has been critical to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the retention and productivity of our employees may be impacted, and the quality of our solutions and services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
We have a history of losses and we expect our revenue growth rate to decline. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain our profitability.
We have incurred net losses in each year since our inception, including net losses of $67 million and $49 million in the three months ended March 31, 2022 and 2021, respectively. We had an accumulated deficit of $1,126 million as of March 31, 2022. For the three months ended March 31, 2022 and 2021, our revenue was $388 million and $298 million, respectively, representing a 30% growth rate. Our historical revenue growth has been inconsistent, and should not be considered indicative of our future performance. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

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
In each of the three months ended March 31, 2022 and 2021, we derived 49% of our revenue from customers located outside of the United States. We are continuing to invest in our international operations as part of our growth strategy. We currently have sales personnel and sales and product support operations in certain countries across North America, Europe, Australia, Asia, and South America. To date, a limited portion of our sales has been driven by resellers or other channel partners. We believe our ability to convince new customers to subscribe to our solutions or to convince existing customers to renew or expand their use of our solutions is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.
Our international operations subject us to a variety of additional risks and challenges, including:

•economic and political conditions in each country or region and general economic uncertainty around the world;

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
•exposure to political developments in the United Kingdom (“U.K.”), including the departure of the U.K. from the European Union (“EU”) on January 21, 2021 (“Brexit”), which has created an uncertain political, economic, and regulatory environment, instability for businesses, and volatility in global financial markets and the value of foreign currencies, all of which could disrupt trade, the sale of our services, and the mobility of our employees and contractors between the U.K., EU and other jurisdictions;
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
In response to the invasion of Ukraine by Russia in February 2022, the U.S., U.K. and EU, along with others, imposed significant new sanctions and export controls against Russia and other Russian actors. Governments may continue to implement additional sanctions or take further punitive actions in the future. The sanctions imposed on Russia, any possible future punitive measures that may be implemented and any counter measures imposed by Russia, in addition to the escalating military conflict between Ukraine and Russia and potential for conflict in the greater region or beyond could introduce additional economic volatility in the region, which may significantly impact Zendesk’s business in the region. Both the conflict and related sanctions and export controls, and the resulting uncertainty, have resulted and may continue to result in the termination of customer relationships and has introduced significant uncertainty into global markets. As a result, our business and results of operations have and may continue to be adversely affected by the ongoing conflict between Ukraine and Russia, particularly if additional sanctions or export controls are imposed or the military conflict escalates to involve additional countries, which could introduce further economic instability in the EMEA region. We have operations, as well as current and potential new customers, in Europe and have an office located in Poland.
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

Cyber incidents have been increasing in sophistication and frequency, increasing the difficulty of detecting and successfully defending against them. Such incidents can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, exploiting vulnerabilities in hardware, software, or other infrastructure, social engineering techniques, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. Moreover, we may be at risk due to the increased frequency of sophisticated cyber-attacks coordinated by foreign nation states. For example, the ongoing conflict between Russia and Ukraine may result in a heightened threat environment and create unknown cyber risks, including increased risk of retaliatory cyber-attacks from Russian actors against U.S.-based companies. Additionally, our continued use of remote work environments and virtual platforms may also increase our cybersecurity vulnerabilities and risks. Because the techniques used and vulnerabilities exploited to obtain unauthorized access to or to sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or vulnerabilities or to implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.
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
Moreover, on March 24, 2022, Utah’s governor signed the Utah Consumer Privacy Act, or UCPA, into law. The UCPA will take effect on December 31, 2023. With the UCPA, which is largely based on Virginia’s CDPA, Utah became the fourth state to enact a comprehensive privacy law. A number of additional other states have proposed bills for comprehensive consumer privacy laws and it is quite possible that certain of these bills will pass. The existence of comprehensive privacy laws in different states in the country, if enacted, will add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data, and has resulted in and will result in increased compliance costs and/or changes in business practices and policies.
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

In July 2020, the Court of Justice of the EU, or the CJEU, in Case C-311/18 (Data Protection Commissioner v Facebook Ireland and Maximillian Schrems or Schrems II) invalidated the Privacy Shield Framework, or the Privacy Shield, as a means for legitimating the transfer of personal data from the EU to the U.S., on the grounds that the Privacy Shield failed to offer adequate protections to EU personal data transferred to the U.S. We have in the past relied on various transfer safeguards, including the Privacy Shield, to legitimize data transfers from the EU to the U.S. The CJEU, in the same decision, deemed that the Standard Contractual Clauses, or SCCs, remain valid. However, the CJEU ruled that transfers made pursuant to the SCCs need to be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, and required businesses to assess whether supplementary measures that provide privacy protections additional to those provided under SCCs need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EU. Subsequent guidance published by the European Data Protection Board, or EDPB, in June 2021 described what such supplementary measures must be, and stated that businesses should avoid or cease transfers of personal data if, in the absence of supplementary measures, equivalent protections cannot be afforded. Additionally, the EDPB guidance clarified that the CJEU’s requirements regarding the SCCs also apply to other transfer mechanisms, such as the Binding Corporate Rules, which serve as Zendesk’s primary mechanism to legitimize data transfers from the EU to other jurisdictions, including the U.S. In June 2021, the European Commission published new versions of the SCCs, which seek to address items identified by the CJEU’s Schrems II decision and provide further details regarding the transfer assessments that the parties are required to conduct when implementing the new SCCs. The new SCCs must be used for relevant new data transfers from September 27, 2021; existing SCCs arrangements must be migrated to the new SCCs by December 27, 2022. Most recently, on March 25, 2022, the EU Commission and the US White House announced that an agreement on Privacy Shield 2.0 has been reached. However, it is too soon to tell how the future of Privacy Shield 2.0 will evolve and what impact it will have on our cross-border activities.

Outside of the EU, the Swiss data protection authority determined the Swiss-U.S. Privacy Shield framework was no longer a valid mechanism for Swiss-U.S. data transfers. On August 27, 2021, the Swiss Federal Data Protection and Information Commissioner (FDPIC) announced that the new EU SCCs could be relied upon to legitimize transfers of personal data out of Switzerland to third countries that have not been deemed to provide “adequate” protection to personal data. The new EU SCCs must be used for any new contract entered into as of September 27, 2021 and implemented in existing contracts that incorporate the prior version of the SCCs by January 1, 2023. Additionally, like the GDPR, U.K. data protection law restricts personal data transfers outside the U.K. to countries not regarded by the U.K. as providing adequate protection, like the U.S. The Information Commissioner’s Office, or ICO, has recently introduced new mechanisms for international transfers of personal data originating from the U.K. (an International Data Transfer Agreement, or IDTA, along with a separate addendum to the EU SCCs), which are in force as of March 21, 2022, to replace the old form EU SCCs for U.K. transfers. The new IDTA or the U.K. addendum must be used for any new contract entered into as of September 21, 2022 and implemented in existing contracts that incorporate the prior version of the SCCs by March 21, 2024. We will be required to implement these new safeguards when conducting cross-border data transfers and doing so will require significant effort and cost. These and other future developments regarding the flow of data across borders could increase the cost and complexity of delivering our services in some markets and may lead to governmental enforcement actions, litigation, fines, and penalties or adverse publicity, which could adversely affect our business and financial position.
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
In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Further, our customers or potential customers may require us to comply with more stringent privacy and data security contractual requirements or decide not to do business with us. For example, some of our customers or potential customers who do business in the EU may require us to host all personal data within the EU and may decide to do business with one of our competitors who hosts personal data within the EU instead of doing business with us. Particularly in this regulatory environment, if we or other SaaS providers experience data security incidents, loss of customer data, disruptions in delivery, or other problems, the market for SaaS business applications, including our solutions, may be negatively affected.
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
There is considerable patent and other intellectual property development activity in our industry. Our future success depends in part on not infringing upon the intellectual property rights of others. From time to time, our competitors or other third parties have claimed, and may in the future claim, that we, our solutions or our underlying technology are infringing upon or otherwise violating their intellectual property rights, and we may be found to be infringing upon or violating such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering one or more of our solutions, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses, modify our solutions, or refund subscription fees, which could further exhaust our resources. In addition, we may incur substantial costs to resolve claims or litigation, whether or not successfully asserted against us, which could include payment of significant settlement, royalty, or license fees, modification of our solutions, or refunds to customers of subscription fees. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and other employees from our business operations. Such disputes could also disrupt our solutions, adversely impacting our customer satisfaction and ability to attract customers.

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
We were founded in Denmark in 2007 and were headquartered in Denmark until we reincorporated in Delaware in 2009. Today, we generally conduct our international operations through subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships and transactions are subject to complex regulations, including but not limited to transfer pricing regulations administered by taxing authorities in various jurisdictions. Our tax returns are generally subject to audit and/or further examination by taxing authorities and the relevant taxing authorities have and will disagree with our transfer pricing practices and procedures, including our determinations as to the value of assets sold or acquired or income and expenses attributable to specific jurisdictions or transactions. If our positions were not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations.
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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2022, we had a net balance of $195 million of goodwill and intangible assets related to business acquisitions. An adverse change in market conditions, particularly a change resulting in a significant decrease in our share price, or if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
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
In March 2020, the World Health Organization declared the novel coronavirus and resulting COVID-19 disease a global pandemic. The COVID-19 pandemic caused adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, which have adversely affected workforces, organizations, customers, economies, and financial markets globally. In response to the pandemic, we took precautionary measures, including imposing travel restrictions for our employees, mandating a global work from home policy, and shifting customer events to virtual-only experiences. As the pandemic has evolved, we have reopened some of our offices on a staggered, region-to-region basis in accordance with local authority guidelines, while taking into account vaccine administration prevalence and infection rates. We have also continued to limit employee travel, and continue to offering virtual experiences for customer events. Operationally, we have continued to prudently manage operating expenses. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, precautionary measures that have been adopted could negatively affect our customer success efforts, customer retention, sales and marketing efforts, delay and lengthen our sales cycles, affect our revenue growth rate, or create operational or other challenges, any of which could harm our business and results of operations. Additionally, our customers and potential customers may and have been exposed to similar operational considerations, resulting in significant pressures on their expenditures, and subsequently resulting in a decreased demand for our solutions.
In addition, the COVID-19 pandemic has and may continue to disrupt the operations of our customers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows. More generally, the COVID-19 pandemic has adversely affected economies and financial markets globally, potentially leading to prolonged and disproportionate impacts to certain industries, which could decrease technology spending and adversely affect demand for our offerings and harm our business and results of operations. Further, companies may continue to have purchasing behavior which does not match historical trends, negatively impacting our ability to forecast our results.
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
As of March 31, 2022, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 29% of our outstanding common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to exert significant influence in matters requiring stockholder approval. For example, these stockholders may be able to exert significant influence in elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware ("Section 203"), which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. The provisions of our certificate of incorporation and bylaws cited above and the applicability of Section 203 may tend to delay, defer or prevent a potential unsolicited offer or takeover attempt that is not approved by our board of directors but that our stockholders might consider to be in their best interests, including an attempt that might result in stockholders receiving a premium over the market price for their shares. Any delay or prevention of a change of control transaction or changes in our management could cause the market price of our common stock to decline.
The changing laws and regulations related to being a public company may strain our resources and divert management’s attention.
Changing laws, regulations, and standards relating to corporate governance and public disclosure can create uncertainty for public companies and increase legal and financial compliance costs. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected. Further, we may in the future hire lobbyists or engage in other permissible political activities with the intent of furthering our business interests or otherwise. Such efforts may not be successful and could result in additional costs to the business.
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
In March 2018, we issued $575 million in aggregate principal amount of 0.25% convertible senior notes due 2023 (the “2023 Notes”), in a private offering. The interest rate on the 2023 Notes is fixed at 0.25% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year. In June 2020, we issued $1,150 million aggregate principal amount of 0.625% convertible senior notes due 2025 in a private offering (the “2025 Notes,” and together with the 2023 Notes, the “Notes”). The interest rate on the 2025 Notes is fixed at 0.625% per annum and is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. In connection with the offering of the 2025 Notes, the Company used $618 million of the net proceeds from the offering of the 2025 Notes to repurchase $426 million aggregate principal amount of the 2023 Notes in cash through individual privately negotiated transactions (the “2023 Notes Partial Repurchase”). As of the repurchase date, the carrying value of the 2023 Notes subject to the 2023 Notes Partial Repurchase, net of unamortized debt discount and issuance costs, was $367 million. The 2023 Notes Partial Repurchase resulted in a $26 million loss on early debt extinguishment. As of March 31, 2022, $149 million of principal remains outstanding on the 2023 Notes. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As disclosed in Note 8 of the Notes to our Condensed Consolidated Financial Statements, the conditional conversion feature of the 2023 Notes that is based on the closing stock price of our common stock during the last 30 trading days of a calendar quarter was triggered as of March 31, 2022, and the 2023 Notes are convertible at the option of the holders, in whole or in part, between April 1, 2022 and June 30, 2022. Whether the 2023 Notes will be convertible following such calendar quarter will depend on the satisfaction of this conditional conversion feature or another conversion condition in the future. The 2025 Notes are not currently convertible.
In addition, even if holders do not elect to convert their Notes at a time when they are convertible, we are required to reclassify the outstanding principal of the Notes that are convertible as a current rather than long-term liability, resulting in a material reduction of our net working capital. We have classified the 2023 Notes as a current liability on the condensed consolidated balance sheet as of March 31, 2022.
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
Prior to the adoption of ASU 2020-06, under FASB ASC 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity was required to separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The legacy guidance required the value of the conversion option of the Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our consolidated balance sheet and as a discount to the Notes, which reduced their initial carrying value. The carrying value of the Notes, net of the discount recorded, was to be accreted up to the principal amount of the Notes from the issuance date until maturity, which resulted in non-cash charges to interest expense in our consolidated statement of operations. Accordingly, we reported higher net loss in our financial results prior to the adoption of ASU 2020-06 because ASC 470-20 required interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest.
In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash were accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes were not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeded their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued.
As of January 1, 2022, we adopted ASU 2020-06 which, for most convertible instruments (such as the Notes), requires the entire debt amount to be classified as a liability. This eliminated the recognition of non-cash charges to interest expense and accordingly, results in higher net income or lower net loss in our financial statements. Additionally, the new guidance eliminates the treasury stock method for most convertible instruments and instead requires application of the “if-converted” method. Under that method, diluted earnings per share is generally calculated assuming that all the Notes are converted solely into shares of common stock at the beginning of the reporting period, unless the result is anti-dilutive. Upon adoption of the standard, we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes. Accordingly, our diluted earnings per share is generally expected to be adversely affected in comparison to periods prior to adoption.

Actions of activist shareholders or unsolicited bidders could negatively affect our business.

Responding to actions by activist shareholders and third parties making unsolicited bids to acquire the Company or a portion of its business may be costly and time-consuming, disrupt our operations and divert the attention of management, our board of directors and our employees. Activist campaigns and related actions could also require us to incur substantial legal, public relations and other advisor fees and proxy solicitation expenses.

Additionally, perceived uncertainties as to our future strategy, performance, operations or governance as a result of shareholder activism, changes to the composition of our board of directors, or an unsolicited bid for the Company or a portion of its business may lead to the perception of a change in the direction of our business or other instability, which may be exploited by our competitors and/or other activist shareholders or other unsolicited bidders and cause concern to our current or potential customers, employees, investors, strategic partners and other constituencies. This could result in lost sales and the loss of business opportunities and make it more difficult to attract and retain qualified personnel and business partners. If customers choose to delay, defer or reduce transactions with us or do business with our competitors instead of us, then our business, financial condition and operating results would be adversely affected. In addition, our share price could experience periods of increased volatility as a result of shareholder activism, unsolicited bids for the Company or speculation regarding the future of the Company.
Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT
INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36456	3.1	August 7, 2014
3.2	Amended and Restated By-laws of the Registrant.	10-Q	001-36456	3.2	July 30, 2021
10.1#	Offer Letter between the Registrant and Andrea Nieto, dated as of November 22, 2021	Filed herewith
10.2#	2014 Stock Option and Incentive Plan, as amended, and related form agreements.	Filed herewith
10.3#	Amended and Restated Non-Employee Director Compensation Policy	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1**	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

#	Indicates management contract or compensatory plan, contract, or agreement.

*	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Zendesk agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request; provided, however, that Zendesk may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.
**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zendesk, Inc.
Date: April 29, 2022	By:	/s/ Shelagh Glaser
Shelagh Glaser
Chief Financial Officer (Principal Financial Officer)