Form 10-K/A
period 2021-12-31
Zendesk, Inc.
filed 2022-05-02
CIK 1463172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K/A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number
1-6651

Zendesk, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-4411091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

989 Market Street San Francisco, California	94103
(Address of principal executive offices)	(Zip Code)
(415) 418-7506
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ZEN	New York Stock Exchange
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2
of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Act).    Yes  ☐    No  ☒
Auditor Firm: Ernst & Young LLP
Auditor Firm ID: 42
Auditor Firm Location: San Jose, California
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
The number of shares of the Registrant’s Common Stock outstanding as of April 18, 2022 was 122,380,593.

EXPLANATORY NOTE
Zendesk, Inc. (“Zendesk”, the “Company”, the “Registrant” or “our”) is filing this Amendment No. 1 to Form
10-K
on Form
10-K/A
(this “Amendment”) to amend our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 (the “Original Filing”), filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2022. The purpose of this Amendment is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of the Original Filing, which information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form
10-K,
which permits the information in the above referenced items to be incorporated in the Form
10-K
by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.
We are filing this Amendment No. 1 to include Part III information in our Form
10-K
because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing. In addition, this Amendment deletes the reference on the cover of the Original Filing to the incorporation by reference of portions of our proxy statement into Part III of the Original Filing.
In accordance with Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing are hereby deleted and restated in their entirety as set forth in the following Part III below. In addition, pursuant to Rule
12b-15
under the Exchange Act, the Company is including Item 15 of Part IV of this Amendment, solely to file the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted. We are also not including the certifications under Section 906 of Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1. Except as described above, this Amendment does not amend any other information set forth in the Original Filing, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.
FORWARD LOOKING STATEMENTS
This Amendment contains forward-looking statements within the meaning of federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Amendment primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Amendment. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Amendment. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Amendment relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Amendment to reflect events or circumstances after the date of this Amendment or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

PART III

I TEM 10.	D IRECTORS , E XECUTIVE O FFICERS AND C ORPORATE G OVERNANCE
BOARD OF DIRECTORS
Board of Directors

		Director Since		Committee Membership
Name and Principal Occupation	Age (1)		Independent	AC	CC	NCG
CARL BASS Lead Independent Director Former President and Chief Executive Officer of Autodesk, Inc.	64	2016	Yes		•

MICHAEL FRANDSEN Executive Director, Products at Workday, Inc.	60	2017	Yes	•

BRANDON GAYLE Chief Operating Officer of San Antonio Spurs LLC d/b/a Spurs Sports & Entertainment	41	2021	Yes	•

THOMAS SZKUTAK Former Senior Vice President and Chief Financial Officer of Amazon.com, Inc.	61	2019	Yes	•		•

ARCHANA AGRAWAL Chief Marketing Officer of Formagrid, Inc. d/b/a Airtable	44	2020	Yes			•

MICHAEL CURTIS (2) Interim Chief Engineering Officer	43	2019

STEVE JOHNSON Vice President of Design of Netflix, Inc.	51	2021	Yes		•

HILARIE KOPLOW-MCADAMS Venture Partner of New Enterprise Associates	58	2017	Yes		•

MIKKEL SVANE Founder, Chair of the Board and Chief Executive Officer of Zendesk, Inc.	51	2007

MICHELLE WILSON Former Senior Vice President, General Counsel, and Secretary of Amazon.com, Inc.	59	2014	Yes	•		•

AC - Audit Committee CC - Compensation Committee NCG - Nominating and Corporate Governance Committee	• Member	• Chair

(1)	As of March 21, 2022.
(2)
During fiscal year 2021, Michael J. Curtis was a member of the Compensation Committee and was an independent director during that time. On January 20, 2022, Mr. Curtis resigned as a member of the Compensation Committee. He assumed the role of Interim Chief Engineering Officer at the Company on January 24, 2022.

Overview of director experience and qualifications
Our director nominees have a variety of experiences, qualifications, attributes and skills, which our Board believes are important because of their particular relevance to our business and strategy. While all of these were considered by the Board, the following matrix does not encompass all experience, qualifications, attributes or skills of our directors.

	Mikkel Svane	Carl Bass	Thomas Szkutak	Michael Curtis	Hilarie Koplow- McAdams	Michelle Wilson	Michael Frandsen	Archana Agrawal	Steve Johnson	Brandon Gayle
Other Public Company Director Experience	•	•	•		•	•		•

Leadership and Experience in B2B Company	•	•	•		•	•	•	•

Leadership and Experience in B2C Company			•	•		•			•	•

Audit Committee Financial Expert			•

Deep Product-Related Expertise	•	•			•		•		•	•

Operational Risk and Compliance Experience	•	•	•			•

Leadership in Go-to-Market strategy	•	•			•

Business Ethics	•	•	•	•	•	•	•	•	•	•

Leadership Experience in Regulatory Matters			•			•

Leadership Experience in >$500B Market Cap Companies			•			•

Experience with International Operations	•	•	•	•	•	•	•	•	•	•

Diversity, including gender and/or race					•	•		•	•	•

Executive Level Leadership	•	•	•	•	•	•	•	•	•	•

Biographical information on directors
Directors with a three-year term ending at the 2022 annual meeting:

Age: 64 Director Since: February 2016 Board Committees: Compensation
CARL BASS

LEAD INDEPENDENT DIRECTOR

Former President and Chief Executive Officer of Autodesk, Inc.

Experience:

President and Chief Executive Officer of Autodesk, Inc., a software company, from May 2006 to February 2017.

Interim Chief Financial Officer of Autodesk, Inc. from August 2014 to November 2014.

Other Directorships:

Served on the Board of Directors of Autodesk, Inc. from January 2006 to June 2018.

Served on the Board of Directors of HP Inc., a provider of software and technology, from November 2015 to September 2017.

Other Leadership Expertise and Service:

Holds a B.A. in Mathematics from Cornell University.

Mr. Bass was selected to serve on our Board because of his extensive experience as an executive in the technology industry.

Age: 60 Director Since: November 2017 Board Committees: Audit
MICHAEL FRANDSEN

INDEPENDENT DIRECTOR

Executive Director, Products of Workday, Inc.

Experience:

Products team leader of Workday, Inc., a software company, since July 2012.

Executive Director, Products at Workday, Inc. since January 2018.

Workday, Inc.’s Executive Vice President of Products, Support and Delivery from March 2015 to October 2017, and Senior Vice President of Products from July 2012 to February 2015.

Other Directorships:

Served on the Board of Directors of Advent Software, Inc., a software company, from May 2013 until it was acquired by SS&C Technologies, Inc. in July 2015.

Other Leadership Expertise and Service:

Holds a B.S. in Finance and Information Systems from the University of Colorado at Boulder.
Mr. Frandsen was selected to serve on our Board because of his extensive experience as a product executive in the technology industry.

Age: 41 Director Since: March 2021 Board Committees: Audit
BRANDON GAYLE

INDEPENDENT DIRECTOR

Chief Operating Officer of San Antonio Spurs LLC d/b/a Spurs Sports & Entertainment.

Experience:

Executive Vice President, Revenue, Brand & Communications of San Antonio Spurs LLC d/b/a Spurs Sports & Entertainment from October 2019 to October 2021

Vice President of Engineering of Spurs Sports & Entertainment, a sports and entertainment company, since October 2019.

Director of Global Sports Partnership and Solutions of Facebook, Inc., a social networking service, from March 2018 to October 2019.

Head of Global Sports Partnerships for Instagram at Facebook, Inc., from November 2015 to March 2018.

Other Leadership Expertise and Service:

Holds a M.B.A. from Harvard Business School and a B.A. in Economics from Harvard College.

Mr. Gayle was selected to serve on our Board because of his leadership in community marketing and prior experience as an executive leading partnership solutions in the technology industry.

Age: 61 Director Since: January 2019 Board Committees: Audit Nominating and Corporate Governance
THOMAS SZKUTAK

INDEPENDENT DIRECTOR

Former Senior Vice President and Chief Financial Officer of Amazon.com, Inc.

Experience:

•  Senior Vice President and Chief Financial Officer of Amazon.com, Inc., a technology company focused on
e-commerce,
cloud computing, digital streaming, and artificial intelligence, from October 2002 to June 2015.

•  Serves as an advisor and operating partner of Advent International, a global private equity firm, since August 2017.

Other Directorships:

•  Serves on the Board of Directors of Intuit Inc., a software company, since January 2018.

•  Served on the Board of Directors of athenahealth, Inc., a healthcare technology company, from June 2016 to February 2019.

Other Leadership Expertise and Service:

•  Holds a B.S. in Business Administration from Boston University.

•  Mr. Szkutak was selected to serve on our Board because of his financial, accounting, and operational expertise from prior experience as a chief financial officer for a public technology company.

Directors with a three-year term ending at the 2023 annual meeting:

MICHAEL CURTIS

Former Vice President of Engineering of Airbnb, Inc.

Experience:

•  Vice President of Engineering of Airbnb, Inc., an online marketplace and hospitality company, from February 2013 to March 2019.

Other Leadership Expertise and Service:

•  Serves as an advisor to Peloton Interactive, Inc., an interactive fitness platform, since June 2020.

•  Mr. Curtis was selected to serve on our Board because of his prior experience as a product executive in the technology industry.

Age: 43 Director Since: April 2019 Board Committees: Compensation*

*
During fiscal year 2021, Michael J. Curtis was a member of the Compensation Committee and was an independent director during that time. On January 20, 2022, Mr. Curtis resigned as a member of the Compensation Committee. He assumed the role of Interim Chief Engineering Officer at the Company on January 24, 2022.

STEVE JOHNSON

INDEPENDENT DIRECTOR

Vice President of Design of Netflix, Inc.

Experience:

•  Vice President of Design of Netflix, Inc., an online streaming entertainment service, since July 2016.

•  Vice President of Design for LinkedIn Corporation, an online professional network, from June 2009 to July 2016.

Other Leadership Expertise and Service:

Mr. Johnson was selected to serve on our Board because of his experience as a product design executive in the technology industry.

Age: 51 Director Since: March 2021 Board Committees: Compensation

MIKKEL SVANE

Co-founder
and Chief Executive Officer of Zendesk, Inc.

Experience:

•  Co-founded
Zendesk and has served as our Chief Executive Officer since August 2007.

•  Appointed Chair of our Board in January 2014.

•  Prior to founding Zendesk, founded and served as the Chief Executive Officer of Caput A/S, a software company, and served as a technology consultant.

Other Directorships:

•  Serves as a member of the Board of Directors of Stitch Fix, Inc., an online personal styling service, since October 2018.

Other Leadership Expertise and Service:

•  Holds an A.P. in Marketing Management from Arhus Kobmandsskole.

•  Mr. Svane was selected to serve on our Board because of his operational and historical expertise gained from serving as our Chief Executive Officer.

•  As one of our founders and the longest serving member of our Board, we also value his deep understanding of our business as it has evolved over time.

Directors with a three-year term ending at the 2024 annual meeting:

Age: 51 Director Since: August 2007

ARCHANA AGRAWAL

INDEPENDENT DIRECTOR

Chief Marketing Officer of Formagrid, Inc. d/b/a Airtable

Experience:

Chief Marketing Officer of Airtable, a
low-code
app development platform, since March 2020.

Served as the Head of Enterprise and Cloud Marketing at Atlassian, an enterprise software company, from May 2016 to March 2020.

Served in various roles at Atlassian Corporation Plc, a software business, from December 2013 to March 2020.

Other Directorships:

Serves as a member of the Board of Directors of MongoDB, Inc., a general purpose database platform, since August 2019.

Other Leadership Expertise and Service:

Holds a M.B.A. from Harvard Business School and a M.S. in Computer Science from the University of Illinois at Urbana-Champaign.

Ms. Agrawal was selected to serve on our Board because of her prior executive experience and her experience advising technology companies.

Age: 44 Director Since: July 2020 Board Committees: Nominating and Corporate Governance

HILARIE KOPLOW-MCADAMS

INDEPENDENT DIRECTOR

Venture Partner of New Enterprise Associates

Experience:

Venture Partner of New Enterprise Associates, a venture capital firm, since December 2017.

President of New Relic, Inc., a digital intelligence company, from October 2015 until April 2017 and, prior to that, served as New Relic’s Chief Revenue Officer from December 2013 to September 2015.

Other Directorships:

Served as a member of the Board of Directors of Tableau Software, Inc., a software company, from December 2016 until it was acquired by Salesforce.com, Inc. in August 2019.

Other Leadership Expertise and Service:

Holds a B.A. in Sociology from Mills College and a M.A. in Public Policy from the University of Chicago.

Ms. Koplow-McAdams was selected to serve on our Board because of her extensive experience as an executive in sales, marketing, customer success, and business development for various companies in the technology industry.

Age: 58 Director Since: September 2017 Board Committees: Compensation

MICHELLE WILSON

INDEPENDENT DIRECTOR

Former Senior Vice President, General Counsel, and Secretary of Amazon.com, Inc.

Experience:

Senior Vice President, General Counsel, and Secretary of Amazon.com, Inc., a technology company focused on
e-commerce,
cloud computing, digital streaming, and artificial intelligence, from July 2003 to September 2012.

Other Directorships:

Serves as a member of the Board of Directors of Okta, Inc., a software company, since October 2015.

Served as a member of the Board of Directors of Pinterest, Inc., a software company, from May 2016 to May 2021.

Other Leadership Expertise and Service:

Holds a B.A. in Business from the University of Washington and a J.D. from the University of Chicago.

Ms. Wilson was selected to serve on our Board because of her significant experience as an executive in the technology industry.

Age: 59 Director Since: January 2014 Board Committees: Audit Nominating and Corporate Governance

The Board’s role and responsibilities
Our Board has deep and relevant industry experience paired with strong leadership in governance, compliance, and executive-level leadership. We are committed to the highest levels of independence and oversight in our Board with a diverse set of views and philosophies.
Board’s role in risk oversight
Our Board’s role in overseeing the management of our risks is conducted primarily through committees of our Board, as disclosed in the descriptions of each of the committees below and in the charters of each of the committees. Our full Board (or the appropriate Board committee in the case of risks that are under the purview of a particular committee) discusses with management our major risk exposures, their potential impact on our Company, and the steps we take to manage them. When a Board committee is responsible for evaluating and overseeing the management of a particular risk or risks, the chair of the relevant committee reports on the discussion to the full Board during the committee reports portion of the next Board meeting. This enables our Board and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.
BOARD

•	On a consistent basis, our Board reviews risks facing our Company and mitigation measures for those risks.

•	Our Board reviews an enterprise risk assessment annually, along with management updates on managing those identified risks through its respective committees.

AUDIT COMMITTEE

•  Oversees our enterprise risk assessment process, facilitated by our head of internal audit

•  Oversees risks related to financial reporting, internal controls, legal, privacy and compliance matters, and fraud

•  Oversees cybersecurity risk, including quarterly updates from our Chief Information Security Officer

COMPENSATION COMMITTEE

•  Oversees Company risks and policies related to compensation, recruiting and retention of our executive officers

•  Oversees risks related to our broader Company compensation philosophy

•  Receives updates and oversees risks related to the regulatory environment for compensation

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE

•  Oversees Board and committee composition, including new director recruiting

•  Oversees corporate governance policies and practices

•  Oversees annual evaluation of the Board and its committees

•  Oversees our policies, programs and public disclosure related to environmental, social and governance (“ESG”) matters.

MANAGEMENT

•	Manages implementation and execution of mitigation measures related to risks identified through our enterprise risk assessment

•	Manages and oversees risks related to financial reporting and internal controls during regular management disclosure committee meetings

•	Maintains robust internal and external audit processes supported by a strong legal function
Delinquent Section 16A Reports
Under the securities laws of the United States, the Company’s directors, executive officers and any persons holding more than 10% of the Company’s common stock are required to report their ownership of common stock and any changes in that ownership, on a timely basis, to the SEC. Directors, executive officers and beneficial owners of more than 10% of the common stock are also required to furnish the Company with copies of all Section 16(a) reports that they file with the SEC. Based on material provided to the Company, all such reports were filed on a timely basis in 2021, except for the following: (i) one late Form 4 required to be filed by Brandon Gayle, for purposes of reporting the vesting of restricted stock units into common stock, was inadvertently filed one day late on May 5, 2021 and (ii) Form 4s required to be filed by each of Archana Agrawal, Carl Bass, Michael Curtis, Michael Frandsen, Brandon Gayle, Steve Johnson, Hilarie Koplow-McAdams, Thomas Szkutak and Michelle Wilson, for purposes of reporting the grant of restricted stock units were inadvertently filed several days late on June 3, 2021.

Role in corporate responsibility and corporate citizenship and our code of business conduct and ethics
Our Board has adopted a code of business conduct and ethics (the “Code of Conduct”), which we regularly assess. Our Code of Conduct includes our anti-corruption and anti-bribery policies that apply to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. Additionally, our Code of Conduct prohibits retaliation against anyone who reports suspected misconduct or assists with an investigation or audit in good faith. A copy of our Code of Conduct is available on our website at https://investor.zendesk.com and may also be obtained without charge by contacting our Secretary at Zendesk, Inc., 989 Market Street, San Francisco, CA 94103. We intend to disclose any amendments to our Code of Conduct, or waivers of its requirements, on our website or in filings under the Exchange Act as required by the applicable rules and NYSE requirements. During the fiscal year ending December 31, 2021, or fiscal year 2021, no waivers from any provision of our Code of Conduct were granted to our executive officers and directors.

•
Anonymous hotline.
We provide the ability through a platform and hotline for our employees to anonymously submit complaints regarding accounting, internal accounting control or auditing matters, potential violations of the federal securities laws, or potential violations of anti-corruption laws. Such complaints are treated in a confidential manner through a process provided in our Audit Committee Complaint Procedures, also available on our website at https://investor.zendesk.com.

•
Labor standards and human rights.
We support the elimination of modern slavery and human trafficking as set forth in the United Nations Declaration of Human Rights and are committed to holding ourselves to high standards of legal and ethical business conduct. Our Human Rights Policy further highlights our commitments to promoting, respecting, and advancing human rights. Our Code of Conduct prohibits any unlawful or unethical activity by all of our directors, officers, employees, and consultants. We extend our expectations to our suppliers, requiring them to uphold human rights and labor standards as described in our Supplier Code of Conduct. A copy of our Human Rights Policy is available on our website at https://investor.zendesk.com.

Chair: Thomas Szkutak Members: Michael Frandsen Michelle Wilson Brandon Gayle
AUDIT COMMITTEE

Our Audit Committee consists of Ms. Wilson and Messrs. Frandsen, Szkutak, and Gayle with Mr. Szkutak serving as Chair. The composition of our Audit Committee meets the requirements for independence under the listing standards of the NYSE and SEC rules and regulations. Each member of our Audit Committee meets the financial literacy requirements of the listing standards of the NYSE. Mr. Szkutak is an Audit Committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”). Our Audit Committee, among other things:

•  selects a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

•  helps to ensure the independence and performance of the independent registered public accounting firm;

•  discusses the scope and results of the audit with the independent registered public accounting firm, and reviews, with management and the independent registered public accounting firm, our interim and year-end
operating results;

•  oversees the adequacy of internal controls;

•  develops procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

•  reviews and oversees legal process and regulatory compliance matters;

•  reviews our policies on risk assessment and risk management;

•  regularly reviews risk assessments from management with respect to cybersecurity, including the adequacy and effectiveness of the Company’s internal controls regarding cybersecurity, emerging cybersecurity developments and threats, and the Company’s strategy to mitigate cybersecurity risks;

•  reviews related party transactions; and

•  approves all audit and all permissible
non-audit
services, other than de minimis
non-audit
services, to be performed by the independent registered public accounting firm.

Our Audit Committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of the NYSE. Our Audit Committee is responsible for reviewing the Company’s enterprise risk management framework and major risk exposures.

In accordance with and pursuant to Section 10A(i)(3) of the Exchange Act, our Board has delegated to Mr. Szkutak the authority to pre-approve any audit and permissible non-audit services to be performed by our independent registered public accounting firm, provided that all such decisions to pre-approve an activity are presented to the full Audit Committee at its first meeting following any such decision. Our Audit Committee held five meetings during fiscal year 2021.

EXECUTIVE OFFICERS
In addition to Mr. Mikkel Svane, our Founder, Chair of the Board and Chief Executive Officer, who also serves as a director, our executive officers as of April 29, 2022 consisted of the following:

SHELAGH GLASER 58	Chief Financial Officer

Ms. Glaser has served as the Company’s Chief Financial Officer since May 2021. She previously served in senior finance roles at Intel Corporation, a multinational technology company, including serving as its Corporate Vice President and Chief Financial Officer and Chief Operating Officer for the Data Platform Group since July 2019 and serving as its Corporate Vice President and Chief Financial Officer and other senior roles at Client Computing Group from December 2013 to July 2019. Ms. Glaser holds a Bachelor of Arts in Economics from the University of Michigan and a Master’s in Business Administration from Carnegie Mellon University.

NORMAN GENNARO 55	President, Worldwide Sales

Mr. Gennaro has served as our President, Worldwide Sales since November 2019. Mr. Gennaro served as our Senior Vice President, Worldwide Sales from January 2018 to November 2019. From April 2012 to December 2017, Mr. Gennaro served as a Territories Market Segment Leader for North America for Amazon Web Services, an information technology service management company. Prior to that, Mr. Gennaro held senior roles at the Oracle Corporation, a software company, including Vice President from March 2006 to March 2012, and Senior Technical Director from January 2000 to March 2006. Mr. Gennaro holds a Management in Information Systems degree from the University of Notre Dame and M.B.A. from the Notre Dame de Namur University.

ANDREA NIETO 50	Chief People Officer

Ms. Nieto served in senior HR/People roles at Xilinx, Inc., a multinational technology company, including serving as its Senior Vice President and Chief People Officer, as well as Corporate Vice President and Chief of Staff, since May 2013. Prior to her service at Xilinx, Ms. Nieto served in various HR roles at Cisco Systems, Inc., including as Chief of Staff, from December 1998 to May 2013. Ms. Nieto holds a dual Bachelor of Arts in Communication Studies and History from San Jose State University.

ADRIAN McDERMOTT 53	Chief Technology Officer

Mr. McDermott has served as our Chief Technology Officer since April 2021. He previously served as our President of Products from October 2016 until April 2021. Mr. McDermott has served on the board of directors of FireEye, Inc., a security software company, since January 2019. Mr. McDermott served as our Senior Vice President, Product Development from July 2010 until October 2016. Mr. McDermott holds a B.Sc. in computer science from De Montfort University.

JOHN GESCHKE 51	Chief of Staff

Mr. Geschke has served as our Chief of Staff since November 2019 and served as our Chief Legal Officer from May 2017 to January 2021. Mr. Geschke served as our Senior Vice President, Administration from October 2015 to November 2019 and as our General Counsel and Secretary from July 2012 to May 2017. From April 2010 to June 2012, Mr. Geschke served as General Counsel of Norwest Ventures Partners, a venture capital firm. Mr. Geschke holds an A.B. from Princeton University with a concentration in the School of Public and International Affairs and a J.D. from Stanford University.

JEFFREY TITTERTON 49	Chief Operating Officer

Mr. Titterton has served as our Chief Operating Officer since April 2021. He previously served as our Chief Marketing Officer from October 2018 until April 2021 and our Senior Vice President, Marketing from May 2017 to October 2018. From January 2017 to May 2017, Mr. Titterton served as the Head of Global Campaign and Engagement Marketing for Adobe Inc., a software company, and as Head of Engagement Marketing, Creative Cloud, from August 2013 to January 2017. Prior to that, Mr. Titterton served as the Chief Marketing Officer for 99designs, a graphic design marketplace, from August 2011 to August 2013. Mr. Titterton holds a B.A. in English with a concentration in economics from Cornell University.

ALEX CONSTANTINOPLE 52	Chief Marketing Officer

Ms. Constantinople has served as our Chief Marketing Officer since May 2021. Prior to that, Ms. Constantinople served in senior management roles at Outcast, an integrated marketing agency specializing in digital, communications, and branding, including serving as its Chief Executive Officer from May 2011 to March 2021. Ms. Constantinople holds a Bachelor of Arts in English from Denison University.

MICHAEL CURTIS 43	Interim Chief Engineering Officer

Michael Curtis has served as our interim Chief Engineering Officer since January 2022. Previously, Mr. Curtis served as the vice president of engineering of Airbnb, Inc., an online marketplace and hospitality service company, from February 2013 to March 2019. Mr. Curtis served as a director of engineering of Facebook, Inc., a social media company, from August 2011 to February 2013. Mr. Curtis currently serves as a Trustee on the board of Harvey Mudd College.

I TEM 11.	E XECUTIVE C OMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS

Our Compensation Discussion and Analysis describes our executive compensation program and the decisions for fiscal year 2021, regarding the compensation for:

MIKKEL SVANE	SHELAGH GLASER	ALEX CONSTANTINOPLE
Chief Executive Officer and Chairman of the Board	Chief Financial Officer	Chief Marketing Officer

ADRIAN McDERMOTT	NORMAN GENNARO	ELENA GOMEZ	MARC CABI
Chief Technology Officer	President, Worldwide Sales	Former Chief Financial Officer	Former Interim Chief Financial Officer
We refer to these executive officers collectively in this Compensation Discussion and Analysis and the accompanying compensation tables as the “Named Executive Officers,” or “NEOs.”
We believe the compensation program for our Named Executive Officers in fiscal year 2021 was instrumental in helping us to achieve strong performance in fiscal year 2021, including 30% year-over-year growth in revenue for the full fiscal year 2021 period in the face of continuing economic disruption caused by the unprecedented global pandemic. Our long-term incentive equity mix and our choice of metrics in our short-term incentives link pay with operational performance and long-term stockholder value while striking a responsible balance between risk and reward.

Continuing to support our employees’ wellbeing through unprecedented times

Amid the extraordinary environment resulting from the pandemic, management focused the company’s resources and:

•  Embraced a digital first working-environment and flexibility, while supporting the health and safety of our employees and their families

•  Evolved our leave programs to support our employees and the unexpected time needed to focus on themselves and their families. Program expansion included emergency time off, pregnancy loss leave and vaccination time off

•  Expanded benefit programs to support expansion of our workforce into new countries

We surpassed $1.3B in revenue and created significant momentum going into 2022

As we mentioned in our letter to stockholders filed on February 10, 2022, we had a strong finish to 2021, which exceeded our expectation at the start of 2021. Strength was driven by our continuing success in expanding our enterprise customer base and the introduction of Zendesk Suite, both leading to larger deals and longer contract terms.

We continue helping brands around the world reimagine their customer experience engagement as they adapt to a digital-first economy. Our best-in-class
customer experience solutions are helping them scale and we intend to continue the momentum in 2022 building a strong foundation for our growth long term.

Compensation Highlights
For fiscal year 2021, on average, approximately 91% of the total compensation between our Named Executive Officers (excluding the CEO, as defined below) was at-risk
compensation and approximately 6% was fixed salary. For our CEO, at-risk
compensation represented 94% of total compensation, fixed salary represented 6%, and our CEO pay ratio was 54:1. We define at-risk
compensation as consisting of our short-term performance-based incentive bonus and long-term equity incentives. The majority of all Named Executive Officers’ total compensation was delivered in the form of equity awards — stock options and time-based restricted stock units — with values that are generally contingent on stock price.
The performance-based bonus plan for our NEOs and executive employees provides cash awards on an annual basis depending on Zendesk’s performance. The awards are directly linked to the achievement of annual financial objectives established by the Compensation Committee shortly after the beginning of the new fiscal year. In keeping with our pay-for-performance
compensation philosophy, eligible employees in good standing (who are not otherwise subject to another variable compensation plan) are also rewarded with an annual bonus that is funded based on the same key financial objectives. The Compensation Committee is provided an opportunity to review and comment on the broad-based performance bonus plan.
Our fiscal year 2021 key financial metrics for measuring Zendesk’s success are Revenue Growth Rate,
Non-GAAP
Operating Margin and, in the case of Mr. Gennaro only, Net Bookings.
1
The Compensation Committee believes that these metrics establish appropriate short-term performance conditions that will drive our future growth and profitability as well as offer market-competitive incentive opportunities to our NEOs.
About this Compensation Discussion and Analysis
This Compensation Discussion and Analysis provides an overview of our executive compensation philosophy, the overall objectives of our executive compensation program, and each element of compensation that we provide. In addition, we explain how and why the Compensation Committee arrived at the specific compensation policies and decisions involving our Named Executive Officers during fiscal year 2021.
This Compensation Discussion and Analysis contains forward-looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation plans and arrangements. The actual compensation plans and arrangements that we adopt may differ materially from currently anticipated plans and arrangements as summarized in this Compensation Discussion and Analysis.
Executive overview
Our approach to compensation
At the core of our Company-wide compensation philosophy, we aim to provide compensation that is both externally competitive to the outside market and internally equitable in order to attract, motivate, and retain highly skilled and talented employees. In addition to salary and other types of compensation, we believe that providing long-term incentives in the form of equity awards broadly to our employee base enables our employees to take a long-term outlook with respect to our business and become tangible stakeholders in the successful achievement of our goals.
We value crafting and maintaining an executive compensation program that is benchmarked with peers and integrated with Company metrics that are of high importance to our investors. Our philosophy underlying our executive compensation is to increase our position to market for each compensation component relative to its alignment with our stockholders’ interests, resulting in a program that is skewed towards components that share the risk with our stakeholders and reward our employees for performance.

1	See the disclosure under “Target objectives under the bonus plan” below for further details regarding these key financial metrics.

EXECUTIVE COMPENSATION PHILOSOPHY – COMPENSATION COMPONENTS

Our compensation philosophy is to provide an executive compensation program that rewards our management team for meeting our long-term business strategy, while rewarding the individual contributions of the team members.
The principal objectives of our executive compensation programs are as follows:

Attract, Motivate and Retain	Pay For Performance	Reward Actual Achievement
Offer a total compensation program that adapts to changing economic, regulatory, and organizational conditions, and takes into consideration the compensation practices of peer companies based on an objective set of criteria	Provide a significant portion of compensation through variable, performance-based components that are at-risk and based on satisfaction of designated objectives	Increase incentives to achieve key strategic performance measures and compensate for achievement of Zendesk’s financial and operating goals

Align Executive Interests with our Stockholders	Promote Teamwork and Individual Contribution
Align the interests of our executives with our stockholders by tying a significant portion of their total compensation to Zendesk’s overall financial and operating performance and the creation of long-term stockholder value	Reward teamwork and individual contribution through recognition programs

FISCAL YEAR 2020 AT-RISK COMPENSATION

Base Pay	Performance-based Incentives	Stock Option & Stock Awards
Fixed-cash compensation Foundation of compensation package, providing appropriate level of financial certainty
Subject to attainment of objectives related to Company financial and operational measures for the year

Payout is “at risk” based on Company performance

Committee discretion to adjust based on each officer’s individual performance or other conditions
Further alignment to stockholder interests Value tied direction to stock price performance, motivating for sustained stock price appreciation Multi-year vesting, provides retention incentive
“Other NEO” percentages as shown above are calculated by taking a simple average of each Named Executive Officer’s compensation, other than the Chief Executive Officer.
We target a significant portion of our executive compensation to be delivered through
“at-risk”
compensation components. Our Amended and Restated Executive Incentive Bonus Plan (the “Bonus Plan”) for our executives is primarily based on non-GAAP
operating margin and revenue results, and has a high minimum threshold for any bonus payout. A significant portion of the equity package for our executives is stock options, which are granted at fair market value of the stock price at the time of grant, resulting in equity value being directly tied both to stock price and to the broader market’s evaluation of the performance of our business. Because we target a similar economic value between restricted stock units and options, our option compensation calculation results in a greater number of shares granted to each executive as compared to restricted stock units. We believe this approach strongly incentivizes long-term alignment with our stock price.
We evaluate our compensation philosophy and compensation programs as circumstances require, and at a minimum, we review our executive compensation annually. As part of this review process, we apply our values and the objectives outlined above, while also considering whether our proposed compensation arrangements ensure that we remain competitive for talent, that we meet our retention objectives, and that our compensation costs are reasonable.
2021 advisory vote on compensation
We submitted a
non-binding
proposal to our stockholders at the 2021 Annual Meeting of Stockholders. This proposal consisted of a non-binding
advisory vote to approve the compensation of the Named Executive Officers as disclosed in the proxy statement for the 2021 Annual Meeting of Stockholders.

Approximately 91% of the votes cast were in favor of the
non-binding
advisory vote to approve the compensation of the Named Executive Officers at the 2021 Annual Meeting of Stockholders. The Compensation Committee believes this indicates that our stockholders strongly support the philosophy, strategy, and objectives of our executive compensation programs. After considering this result and following our annual review of our executive compensation philosophy, the Compensation Committee decided to retain our overall approach to executive compensation. The Compensation Committee intends to continue to monitor stockholder concerns, including the results of the annual non-binding
advisory vote to approve the compensation of the Named Executive Officers, in making future decisions affecting the compensation of the Named Executive Officers.
Executive compensation best practices

WHAT WE DO	WHAT WE DON’T DO
•  Closely monitored
pay-for-performance
philosophy in establishing program design and targeted pay levels for executive officers

•  Independent compensation consultant is hired by and reports to the Compensation Committee

•  Annual report by the independent compensation consultant to the Compensation Committee on Chief Executive Officer pay and performance alignment

•  Solicit an annual advisory vote on executive compensation

•  Stock ownership guidelines for executive officers

•  Maintain a clawback policy on incentive awards

•  Double trigger
change-in-control
provisions in all executive officer compensation arrangements

•  General policy of four-year vesting on equity awards other than the one-year
cliff vesting for new hire grants

•  Performance-based equity awards based on revenue and stockholder return (beginning fiscal year 2022)

•  No single-trigger acceleration for Chief Executive Officer or other executive officers following a change in control

•  Employees and directors may not hedge or engage in short sales of our stock

•  No repricing underwater stock options

Design and structure of 2021 executive compensation
Executive compensation program elements
The section below describes the elements of fiscal year 2021 compensation for our executive officers, including NEOs. The key elements and how they relate to our compensation philosophy are summarized in the table below.

Element	How this Relates to our Philosophy	Purpose

Base Salary	• Provide fixed compensation to attract and retain key executives

Short-term Performance-Based Incentive Bonus
•  Establish appropriate short-term performance conditions that will drive our future growth and profitability

•  Reward achievement of short-term performance metrics

•  Bonus payout tied to Zendesk performance consistent with FY21 financial plan

•  Offer market competitive incentive opportunities

Restricted Stock Units
•  Promote retention of our executives through 4 year service vesting period

•  Align the interests of executives with those of shareholders by issuing equity awards, the value of which is correlated to our stock price

Stock Options
•  Motivate performance and stock price growth by sharing the company’s profits with our executives

•  Align the executives’ interests for stock price growth and profitability with our shareholders interests

Employee Stock Purchase Plan	• Motivate performance through company’s ownership • Align the interests of our broad employee base with the Zendesk’s long-term objectives

Welfare, Change in Control and Other Employee Benefits
•  Retain and encourage our senior leaders (including NEOs) to remain focused on our business and the interests of our stockholders during periods of strategic change

•  Ease transition due to unexpected employment termination

Retirement Benefits	• Retain and encourage our employees, including executives, to remain focused on our business for the long term
Legend

- Attract, Motivate, Retain	- Align Interests with Shareholders
- Pay-for-Performance	- Reward Achievement
In determining the amount of base salary, performance-based incentives, long-term equity incentives, and benefits awarded to each Named Executive Officer, the Compensation Committee does not apply any rigorous percentage of any one element in relation to the overall compensation package. Rather, the Compensation Committee looks at the overall compensation package and the relative amount of each element on an individual basis for each Named Executive Officer to determine whether such amounts and mix of components further the basic principles and objectives of our overall compensation program.
Base salary
We provide a base salary as a fixed source of compensation for each of our Named Executive Officers, allowing them a degree of certainty relative to the significant portion of their compensation that is at-risk
compensation — performance-based incentives and equity awards with values that are generally contingent on stock price appreciation. Our Compensation Committee recognizes the importance of base salaries as an element of compensation that helps to attract and retain highly qualified executive talent.

Generally, the initial base salaries of our executive officers are established through arm’s-length
negotiation at the time the individual executive officer is hired, taking into account his or her qualifications, experience, and comparable market data. Thereafter, our Compensation Committee generally reviews, and adjusts as deemed necessary, base salaries for each of our Named Executive Officers annually.
In completing its annual review and adjustment, our Compensation Committee targets paying each of our Named Executive Officers base salaries that are conservative compared to our peer group, if such information is available, or conservative compared to salaries found in the survey data that it utilizes for similar positions. Additionally, in setting base salary levels, our Compensation Committee may consider a range of factors, including:

•	the individual’s anticipated responsibilities and experience, and cash compensation for similarly situated executives at our peer group companies;

•	our Compensation Committee members’ experience and knowledge in compensating similarly situated individuals at other companies;

•	the value of the individual’s existing equity awards and our cash needs; and

•	a general sense of internal pay equity among our executive officers as well as non-executive officer employees.
Consistent with prior years, our Compensation Committee reviewed the base salaries of our Named Executive Officers. The Compensation Committee determined not to increase the base salaries for our incumbent Named Executive Officers in February 2021. In making a determination as to whether increases to the base salaries for each of our Named Executive Officers were appropriate, the Compensation Committee took into account the Company’s decision not to increase non-executive
officer salaries in 2021, as well as the competitive market for management within our industry and geographic area and the expanded obligations of our Named Executive Officers due to our growing operations. The base salaries of our Named Executive Officers prior to and following the compensation evaluation approved by the Compensation Committee in February 2021 were as follows:

Named Executive Officer	Annual Base Salary Prior to and Following 2021 Evaluation ($)*
Mikkel Svane	500,000
Shelagh Glaser	475,000	*
Alex Constantinople	400,000	*
Adrian McDermott	420,000
Norman Gennaro	400,000
Elena Gomez	450,000	*
Marc Cabi	340,000	*

*
Ms. Glaser’s employment with the Company commenced May 28, 2021 and Ms. Constantinople’s employment with the company commenced May 10, 2021; and the amounts set forth above reflect their starting base salaries. Ms. Gomez ended employment with the Company May 5, 2021. On April 27, 2021, the Company’s Board appointed Marc Cabi as the Deputy Chief Financial Officer and, effective May 5, 2021, interim principal financial officer of the Company, and the amount set forth above reflects his salary when he commenced this position. Mr. Cabi’s appointment to interim principal financial officer occurred after the Compensation Committee’s evaluation of annual base salaries. Upon Ms. Glaser’s commencement of employment on May 28, 2021, Ms. Glaser replaced Mr. Cabi as principal financial officer of the Company, and Mr. Cabi continued to be the Company’s Deputy Chief Financial Officer. Mr. Cabi ended his employment with the Company on November 8, 2021. Because Ms. Glaser, Ms. Constantinople, Ms. Gomez, and Mr. Cabi’s base salaries were prorated to their start date, and, if applicable, end date, the salary paid to each, as reflected in our Summary Compensation Table, may differ from the amount set forth above.

Sign-on
bonus for Ms. Glaser and Ms. Constantinople
We provide
sign-on
bonuses when necessary and appropriate to advance the Company’s and stockholders’ interests, including to attract top executive-level talent from other companies.
Sign-on
bonuses are an effective means of offsetting the compensation opportunities an executive forfeits when he or she leaves a former employer to join the Company.
Ms. Glaser received a
one-time
sign-on
bonus in connection with her hiring as our Chief Financial Officer, equal to $500,000. Ms. Glaser’s sign-on
bonus was paid upon commencement of her employment with the Company and will be earned in installments over her first two years of employment: half of Ms. Glaser’s sign-on
bonus will be deemed earned as of May 2022 and the second half will be deemed earned on a pro rata monthly basis until she has completed two years of employment with the Company as of May 2023.
Ms. Constantinople also received a
one-time
sign-on
bonus in connection with her hiring as our Chief Marketing Officer, equal to $500,000. Ms. Constantinople’s sign-on
bonus was paid upon commencement of her employment with the Company and will be earned in installments over her first two years of employment: half of Ms. Constantinople’s sign-on
bonus will be deemed earned as of May 2022 and the second half will be deemed earned on a pro rata monthly basis until she has completed two years of employment with the Company as of May 2023.
Performance-based incentives
We adopted the Bonus Plan to provide for performance-based incentive payments upon the attainment of target objectives related to Company financial and operational measures, Company objectives, individual performance objectives, or a combination thereof, in each case as set by the Compensation Committee. The Compensation Committee took into account market data, relative levels of responsibility across the Company, tenure, and other relevant factors in order to set the target performance-based incentive for each Named Executive Officer. The target performance-based incentive for the Named Executive Officers as compared to their base salaries was as follows:

TARGET PERFORMANCE-BASED INCENTIVES

Named Executive Officer	2021 Annual Base Salary ($)*	2021 Target Performance-Based Incentive Under the Bonus Plan ($)	2021 Target Performance-Based Incentive as Percent of Base Salary
Mikkel Svane	500,000	500,000	100%
Shelagh Glaser*	475,000	356,250	75%
Alex Constantinople*	400,000	240,000	60%
Adrian McDermott	420,000	315,000	75%
Norman Gennaro	400,000	400,000	100%
Elena Gomez*	450,000	337,500	75%
Marc Cabi*	340,000	119,000	35%

*
Ms. Glaser’s employment with the Company commenced May 28, 2021, and Ms. Constantinople’s employment commenced May 10, 2021, and the amounts set forth above reflect their starting base salaries as of their start dates. Ms. Gomez’s employment with the company terminated on May 5, 2021. Because Mr. Cabi was generally employed as a non-Section
16 officer, except for the temporary period where he served as Zendesk’s principal financial officer, he was subject to Zendesk’s broad-based bonus plan for regular, non-sales
employees instead of Zendesk’s Amended and Restated Executive Incentive Bonus Plan. The broad-based bonus plan for regular, non-sales
employees is intended to reward employees based on attainment of the Company’s pre-set
financial metrics, used in the Amended and Restated Incentive Bonus Plan, and/or attainment of individual performance goals.

Each executive officer who participates in the Bonus Plan has a target performance-based incentive set for the performance period, as well as one or more target objectives under the Bonus Plan for the performance period. The attainment level of the target objectives is measured at the end of the performance period after our financial results for the performance period have been released (or such other appropriate time as the Compensation Committee determines), with the payout based on such attainment level and as approved by the Compensation Committee. The Bonus Plan also permits the Compensation Committee to approve additional bonuses to executive officers in its sole discretion and to adjust incentive payments (by increasing or decreasing the amount payable), in each case based on an executive officer’s attainment of individual performance objectives or other conditions, as determined by the Compensation Committee.
The Compensation Committee believes that the payment of performance-based incentives under the Bonus Plan allows the Company to create short-term incentives for the management team that, given the alignment of the target objectives with the Company’s internal operating plan, will drive long-term value creation for our stockholders by motivating each member of the management team to focus his or her efforts on successfully executing such operating plan.
For the Named Executive Officers, the Compensation Committee established a twelve-month performance period commencing on January 1, 2021 and ending on December 31, 2021. The payment of the performance-based incentive followed the completion of such period.
Target objectives under the bonus plan
In considering target objectives for the management team for fiscal year 2021, the Compensation Committee determined that establishing target objectives for the management team that encouraged efficient revenue growth, and an additional component for Mr. Gennaro that encouraged achieving new business and expanding our go-to-market
approach, aligned the management team’s incentives with the interests of the Company’s stockholders. Therefore, the Compensation Committee designed the target objectives for the Named Executive Officers as described below.

Revenue growth rate component	Operating margin component
The Revenue Growth Rate Goal was the percentage of achievement of the year-over-year revenue growth during the period as compared to the internal operating plan. Year-over-year revenue growth during a period is determined by assessing the revenue generated over the period as compared to the revenue generated over the prior year period.

Rationale:
The Compensation Committee chose the Revenue Growth Rate Goal as a component of the target objectives because the Compensation Committee believes that achieving significant revenue growth is a primary objective for the Company and its stockholders and contributes to the Company’s year-over-year financial performance. Furthermore, the Compensation Committee believes that each of our Named Executive Officers was in a position to focus on revenue growth, and the Compensation Committee desired to incentivize this focus.

The Operating Margin Goal was the percentage of achievement of non-GAAP
operating margin for the period as compared to the internal operating plan.
Non-GAAP
operating margin is the ratio of the
non-GAAP
operating loss/profit for a period (which excludes share-based compensation, amortization of share-based compensation capitalized in internal-use
software, employer tax related to employee stock transactions, amortization of purchased intangibles, acquisition-related costs, and real estate impairments) to our revenue for the period.

Rationale:
The Compensation Committee chose the Operating Margin Goal as a component of the target objectives because the Compensation Committee believes that revenue growth must be achieved efficiently and with a long-term focus on achieving profitability. Further, the Compensation Committee believes that each of our Named Executive Officers was in a position to focus on scaling our operations efficiently and desired to incentivize this focus.

Net bookings component
An additional component of the target objectives for Mr. Gennaro only—the Net Bookings Goal—was based on the actual achievement against the consolidated new net annual recurring revenue from customers in the enterprise and commercial segment during the performance period, as compared to the Company’s internal operating plan. The Net Bookings Goal was the percentage of achievement of the consolidated new net annual recurring revenue added to paid customer accounts on our products in the enterprise and commercial segment during the performance period as compared to the internal operating plan. Bookings added during a period is determined by assessing the forward-looking legal determination of recurring revenue based on the terms of the contract for all new paid customer accounts added during such period, as of the date of addition, and expansions within existing paid customer accounts on our products during such period, as of the date of expansion. Recurring revenue is not determined by reference to historical revenue or any other GAAP financial measure.
Rationale:
The Compensation Committee chose the Net Bookings Goal as a component of Mr. Gennaro’s target objective because the Compensation Committee wanted to provide an incentive that encouraged Mr. Gennaro to focus on achieving new business and expanding the reach of our go-to-market
approach, particularly in the enterprise and commercial segments. The Compensation Committee views the Net Bookings Goal as a more accurate measure of the growth of the overall business, while factoring in churn and contraction rates over the measurement period.

Individual performance adjustment
In addition to the target objectives described above, our Compensation Committee may exercise its discretion to adjust the payments for each Named Executive Officer’s performance-based incentive up or down based on our Chief Executive Officer’s assessment of performance and other achievements not otherwise reflected in the target objectives.
Target objectives payment guidelines
For each of the Named Executive Officers, other than Mr. Gennaro, the Revenue Growth Rate Goal comprised 75% of the target performance-based incentives, and the Operating Margin Goal comprised 25% of the target performance-based incentives. For Mr. Gennaro, the Revenue Growth Rate Goal comprised 40% of his target performance-based incentives, the Operating Margin Goal comprised 20% of his target performance-based incentives, and the Net Bookings Goal comprised 40% of his target performance-based incentives. The target performance-based incentive subject to each component for each Named Executive Officer was as follows:
TARGET PERFORMANCE-BASED INCENTIVE BY COMPONENT

Named Executive Officer	Total Target Performance- Based Incentive ($)	Target Performance- Based Incentive Subject to Revenue Growth Rate Component (% and $)		Target Performance- Based Incentive Subject to Operating Margin Component ($)		Target Performance- Based Incentive Subject to Net Bookings Component (% and $)
Mikkel Svane	500,000	75%	375,000	25%	125,000	—	—
Shelagh Glaser	356,250	75%	267,188	25%	89,063	—	—
Alex Constantinople	240,000	75%	180,000	25%	60,000	—	—
Adrian McDermott	315,000	75%	236,250	25%	78,750	—	—
Norman Gennaro	400,000	40%	160,000	20%	80,000	40%	160,000
Elena Gomez	337,500	75%	253,125	25%	84,375	—	—
Marc Cabi	119,000	*	*	*	*	—	—

*
Because Mr. Cabi was generally employed as a non-Section 16 officer, except for the temporary period where he served as Zendesk’s principal financial officer, he was subject to Zendesk’s broad-based bonus plan for regular, non-sales employees instead of Zendesk’s Amended and Restated Executive Incentive Bonus Plan. The broad-based bonus plan for regular, non-sales employees is intended to reward employees based on attainment of the Company’s pre-set financial metrics, used in the Amended and Restated Incentive Bonus Plan, and or attainment of individual performance goals.

Performance-based incentives for 2021
2021 ATTAINMENT OF PERFORMANCE-BASED INCENTIVES
Information regarding the attainment of the target objective to each of our Named Executive Officers under the Bonus Plan for 2021 is as follows:
COMPONENT ATTAINMENT

Component	Component Attainment	Component Payout Level		Component Target for 100% Payout	Actual Component Performance
Revenue Growth Rate	111%	134	%*	27.04%	30.02%
Operating Margin	101%	102	%*	7.50%	7.52%
Net Bookings	117%**	160	%*	* *	* *

*	Plan required a minimum attainment of 85% for Revenue Growth Rate for payout associated with any component.
**
We are not disclosing the target or actual level for this performance objective because we believe disclosure would cause substantial competitive harm (for example, by providing competitors insight into our sales strategy and business operations) without adding to a meaningful understanding of our business—we do not provide guidance on bookings nor do we disclose actual bookings throughout the year. Similar to our other component targets, the Compensation Committee set the Net Bookings targets at a rigorous level so as to require significant effort by our executive to be attained. Accordingly, achievement against the target resulting in 100% of Net Bookings component payout was inherently uncertain at the time the target was set.

Form of Payment for Bonus Awards for 2021
For 2021, the Compensation Committee elected to pay the amounts to the Named Executive Officers under the Bonus Plan in cash because the Compensation Committee believed that it provided a predictable reward for the short-term incentive goals that the Compensation Committee wished to incentivize. The Compensation Committee did not adjust the bonus payments payable to any of our Named Executive Officers under the Bonus Plan for any Individual Performance Adjustment, as described above. Information regarding the payment of compensation to each of our Named Executive Officers under the Bonus Plan for 2021 is as follows:
Performance-Based Incentive Payout

Named Executive Officer	Revenue Growth Rate Payout Level			Operating Margin Payout Level			Net Bookings Payout Level		Total Performance Incentive Payout Level
Mikkel Svane	134%	$502,500		102%	$127,500		—	—	126%	$630,000
Shelagh Glaser	134%	$358,031		102%	$90,844		—	—	126%	$448,875	*
Alex Constantinople	134%	$241,200		102%	$61,200		—	—	126%	$201,600	*
Adrian McDermott	134%	$316,575		102%	$80,325		—	—	126%	$396,900
Norman Gennaro	134%	$214,400		102%	$81,600		160%	$256,000	138%	$552,000
Elena Gomez	134%	$0	*	102%	$0	*	—	—	126%	$0	*
Marc Cabi	134%	$0	*	102%	$0	*	—	—	126%	$0	*

*
Though Ms. Glaser commenced employment with the Company on May 28, 2021, at the time she was hired the Company agreed that she would be eligible for a full performance bonus payout following arm’s-length
negotiation with Ms. Glaser. Ms. Constantinople commenced employment May 10, 2021 and her bonus was prorated to her start date. Ms. Gomez and Mr. Cabi did not receive a performance bonus as they were not employed by the Company through the performance year or at the time of payment.

Long-term equity incentives
We believe that providing long-term incentives in the form of equity awards encourages our Named Executive Officers to take a long-term outlook and provides our Named Executive Officers with an incentive to manage our Company from the perspective of an owner with an equity stake in the business. By providing opportunities for our Named Executive Officers to benefit from future successes in our business through the appreciation of the value of their equity awards, the Compensation Committee believes our Named Executive Officers’ interests and contributions align with the long-term interests of our stockholders. In addition, the Compensation Committee believes that offering meaningful equity ownership in our Company assists us in retaining our Named Executive Officers and other key employees.
Generally, our executive officers are granted equity awards at the time of hire, the size and form of which are determined through arm’s-length
negotiation with the individual executive officer, taking into account his or her qualifications, experience, comparable market data, and expected roles and responsibilities. The equity awards granted to our executive officers upon hire generally vest over four years with 25% of the award vesting during the month of the first anniversary of the date of hire, and the remaining portion of the award vesting in equal monthly installments over the subsequent 36 months.

50% of targeted economic value of executive equity compensation is stock options	Long-term outlook: Equity vests over 4 years
The equity compensation for our Named Executive Officers for fiscal year 2021 consisted of annual equity awards, in the form of stock options and restricted stock units. The Compensation Committee believes that because the Company’s annual equity awards require an equity award holder’s continued provision of services to the Company through each applicable vesting date, the annual equity awards serve as effective retention tools. For fiscal year 2021, the Compensation Committee targeted providing approximately 50% of the intended economic value of equity awards for each Named Executive Officer in the form of stock options and the remaining portion in restricted stock units. The Compensation Committee believes that weighting the awards in this manner motivates the management team to focus its efforts on increasing the market value of the Company’s common stock through the execution of the Company’s long-term objectives.

•
Restricted Stock Units
:
The Compensation Committee included restricted stock units in the annual equity awards based on its belief that this would increase the retentive value of the annual equity awards, reward for growth in the market price of the Company’s common stock, and permit the Company to use fewer shares in the grant of the annual equity awards than it would in granting annual equity awards that were comprised solely of stock options, while also retaining a significant portion of compensation as stock options. The restricted stock unit portion of each annual equity award generally vests in equal monthly installments over four years, subject to an equity award holder’s continued provision of services to the Company through each applicable vesting date.

•
Stock Options
:
As stock options are granted at the fair market value of our stock price at the time of grant, we believe that these awards are effective instruments in tying the value of such compensation directly to stock price performance and stockholder value creation. The stock options used as part of our annual equity awards generally have a ten-year
term and vest in equal monthly installments over four years, subject to an equity award holder’s continued provision of services to the Company through each applicable vesting date.

In February 2022, the Compensation Committee introduced the grant of performance-based restricted stock units (“PSUs”) to our executive officers, including our named executive officers. The Compensation Committee granted these awards to align our named executive officers’ incentives with the long-term interests of our stockholders while addressing retention objectives. The PSUs vest subject both to our achievement of pre-established
relative total stockholder return and revenue growth performance metrics over a one-year
performance period (up to a maximum of 165% of the target number of PSUs awarded) and continued service of the grantee over a four-year period, with 25% vesting on February 15, 2023, and the remainder vesting in 36 equal monthly installments thereafter.
For its analysis of the intended aggregate grant date fair value of the equity compensation to be granted to each Named Executive Officer for the year, the Compensation Committee compared the grant date fair value of the award to those made to executives within the applicable peer group using a Black-Scholes valuation methodology for options that is consistent with the FASB ASC Topic 718 and the grant date fair value for restricted stock units. We believe these comparisons provide important additional context for assessing the competitiveness of our equity-based compensation practices with market practices.
The Compensation Committee targeted providing each of our Named Executive Officers with equity award grants that were competitive with similar executives at comparable companies. Given the competitive nature of the industry in which we operate, the Compensation Committee believes equity compensation at this level is generally required to retain our existing Named Executive Officers and to hire new executive officers when and as required.
Other compensation and benefits
Employee stock purchase plan
Participation in the 2014 Employee Stock Purchase Plan (“ESPP”) is available to all Named Executive Officers on the same basis as our other employees. However, any Named Executive Officers who are 5% stockholders, or would become 5% stockholders as a result of their participation in the ESPP, are ineligible to participate in the ESPP. Under the ESPP, eligible employees are granted options to purchase shares of our common stock through payroll deductions. The ESPP provides for eighteen-month offering periods, which include three six-month
purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of an offering period or the fair market value of our common stock at the end of the purchase period. Since employees who participate in the ESPP have the opportunity to benefit from any appreciation in the value of the Company’s common stock due to the execution of the Company’s long-term objectives between the beginning of each offering period and end of each purchase period, we believe that offering the ESPP aligns the interests of our broad employee base with the Company’s long-term objectives.
Change in control benefits
In fiscal year 2015, our Compensation Committee adopted a Change in Control Acceleration Plan (the “Acceleration Plan”) that provides participants with accelerated vesting of all outstanding and unvested equity awards in the event of the termination of the individual’s employment from the Company under specified circumstances following a change in control (a “double trigger”). All Named Executive Officers were provided with the opportunity to participate in the Acceleration Plan; however, participation was not mandatory and executive officers could elect to maintain any existing rights to the accelerated vesting of equity awards in lieu of participating in the Acceleration Plan. However, once an executive officer makes an election to participate in the Acceleration Plan, the acceleration provisions of the Acceleration Plan supersede any other arrangements then in place related to the acceleration of equity awards. All executive officers are eligible for the same change in control arrangements provided for in the Acceleration Plan, although as noted below, Mr. Svane does not participate in the Acceleration Plan.

Our Compensation Committee (and in periods prior to our initial public offering, our Board) determined that we would provide change in control arrangements to our Named Executive Officers in order to mitigate some of the risk that exists for executives working for a company that is smaller than many of its competitors. These arrangements are intended to attract and retain qualified executives that have alternatives that may appear to them to be less risky absent these arrangements, and to mitigate a potential disincentive to consideration and execution of such an acquisition, particularly where the services of these executive officers may not be required by the acquirer. We also believe that entering into these arrangements and the level of acceleration provided by such arrangements will help these executive officers maintain continued focus and dedication to their responsibilities to help maximize stockholder value if there is a potential transaction that could involve a change in control of the Company.
On April 27, 2022, the Board approved and adopted Amendment No. 1 to the Zendesk, Inc. 2014 Stock Option and Incentive Plan (the “Plan”). This is a technical amendment to the Plan that serves to ensure that equity awards will be treated in accordance with the intent and purposes of the Company’s existing Acceleration Plan and similar preexisting change in control provisions, including, in connection with an event constituting a change of control as defined under the Acceleration Plan that eligible employees under the Acceleration Plan have the ability to receive the benefits of outstanding awards that are assumed or substituted in any such event and, if certain outstanding awards are not assumed or substituted in such event, certain payments to eligible employees will be made in respect of the cancellation of such awards under the Plan’s change in control provisions.
The foregoing discussion is qualified in its entirety by reference to the copy of the Amendment No. 1 to the Plan (the “Plan Amendment”), which is being filed with this Amendment as Exhibit 10.3 and is incorporated herein by reference.
Mr. Svane’s equity awards have previously been subject to double-trigger change in control acceleration provisions pursuant to his grant agreements, which in certain cases pre-date
the adoption of the Acceleration Plan and the Plan Amendment. The terms of Mr. Svane’s acceleration provisions are consistent with the Acceleration Plan and the Plan Amendment. The Plan Amendment provides that all employees with a title of Vice President and above, including Mr. Svane, will be covered by the terms of the Company’s Acceleration Plan. Ms. Glaser, Ms. Constantinople, Mr. McDermott, and Mr. Gennaro are current participants in the Acceleration Plan. For quantification of, and additional information regarding, the change in control arrangements of our Named Executive Officers, please see the discussion under “Executive Compensation—Potential Payments Upon Termination or Change in Control.”
Welfare and other benefits
We have established a
tax-qualified
Section 401(k) retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax-advantaged
basis. Under this plan, employees may elect to defer their eligible compensation by up to the statutory limit and contribute to the plan. We initiated an employer matching contribution on employee contributions in 2017. For fiscal year 2021, we matched 100% of the first 2% of eligible contributions made to the plan by our employees, including our Named Executive Officers. All such matching and one-time
contributions were immediately and fully vested.
In addition, we provide other employee welfare and benefit programs to our executive officers, including our Named Executive Officers, on the same basis as all of our full-time employees in the country in which they are a resident. These benefits include medical, dental, and vision benefits, medical and dependent care flexible spending accounts, short-term and long-term disability insurance, accidental death and dismemberment insurance, and basic life insurance coverage.
We design our employee welfare and benefit programs to be affordable and competitive in relation to the market, as well as compliant with applicable laws and practices. We adjust our employee welfare and benefit programs as needed based upon regular monitoring of applicable laws and practices, the competitive market, and employee intrinsic value.
Other than payments for parking, gifts, and payments of membership fees in certain rewards programs, we do not generally provide perquisites to our executive officers except in limited situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make our executive officers more efficient and effective, and for recruitment and retention purposes.
In the future, we may provide other perquisites or personal benefits in certain circumstances, such as where we believe it is appropriate to assist an individual executive officer in the performance of his or her duties, to make our executive officers more efficient and effective, and for recruitment, motivation, and retention purposes.

Procedures for determining compensation
Executive compensation decision-making process
Role of the Compensation Committee and executive officers in compensation decisions
The compensation of our Named Executive Officers is determined by our Compensation Committee. Our Chief Executive Officer typically provides annual recommendations to the Compensation Committee and discusses with the Compensation Committee the compensation and performance of our executive officers, other than himself. Because our Chief Executive Officer is involved in the day-to-day
operation of our business, he is able to base his recommendations in part upon his review of the performance of our executive officers. Our Compensation Committee may exercise its discretion in modifying any recommended compensation adjustments or awards to executives. Our Compensation Committee reviews the performance of our Chief Executive Officer and meets in executive session without him to determine his compensation. In addition, Compensation Committee meetings typically have included, for all or a portion of each meeting, not only the committee members and our Chief Executive Officer, but also our Chief People Officer and senior members of our legal and people operations teams who may provide information, data, analysis, and updates to our Compensation Committee.
Role of compensation consultant
The Compensation Committee has the authority to engage independent advisors to assist it in carrying out its responsibilities. For fiscal year 2021, the Compensation Committee retained the services of Compensia, Inc., an independent national compensation consulting firm (“Compensia”), to review and advise on the principal aspects of the Company’s executive compensation program. The executive compensation program services included providing recommendations regarding the determination of peer group companies, analyzing publicly available compensation data of peer group companies, compensation survey data, and other publicly available data, and reviewing and advising on the target compensation opportunities for our executive officers, including base salaries, performance-based compensation, and long-term incentives. In addition, Compensia also reviewed Board compensation, provided market practices for equity compensation design and developed a compensation risk assessment. The compensation risk assessment included, among other factors, a review of executive compensation, base salary, annual bonuses, sales compensation, equity incentives, and other related categories and did not identify policies or practices likely to have a material adverse effect on the Company. In electing to engage Compensia, the Compensation Committee took into consideration all factors relevant to Compensia’s independence from the Company’s management and concluded that no conflict of interest existed that would prevent Compensia from independently advising the Compensation Committee.
Use of market data and peer group
With the assistance of Compensia, the Compensation Committee consulted market data to better inform its determination of the key elements of our compensation program in order to develop a compensation program that the Compensation Committee believes will enable us to compete effectively for new employees and retain existing employees. In general, this market data consists of compensation information from both broad-based third-party compensation surveys and peer groups. The compensation data for fiscal year 2021 consisted of compensation paid by companies in our peer group to executives in positions comparable to those held by our executive officers based on roles and responsibilities.
For the determination of compensation of our Named Executive Officers for fiscal year 2021, our Compensation Committee considered the following companies as our peer group:

Aspen Technology, Inc. DocuSign, Inc. Dropbox, Inc. Dynatrace, Inc. Fair Isaac Corporation New Relic, Inc.	Okta, Inc. Paycom Software, Inc. Paylocity Holding Corporation Pegasystems Inc. Proofpoint, Inc.	RingCentral, Inc. Slack Technologies, Inc. Snap Inc. SolarWinds Corporation The Trade Desk, Inc. Twilio Inc.
The Compensation Committee selected the companies in our peer group and utilized the Radford Global Technology Survey because it believes that these companies compete with us for executive talent and were similar to us in revenue, revenue growth rate, market capitalization, industry, and size. The Compensation Committee also determined that the companies in the peer group generally have executive officer positions that are comparable to ours in terms of breadth, complexity, and scope of responsibilities.

While we compete for executive talent to some degree with companies that have revenues significantly in excess of those represented in the surveys and peer groups, we believe that the companies represented in the surveys and peer group similarly compete for talent with such larger companies and hence are an appropriate comparison for our employment market. Our Compensation Committee uses market data as one information point when making compensation decisions, understanding that such data cannot be applied formulaically. The Compensation Committee used this market data to ensure that no individual element of the total compensation was below a level that, in the determination of the Compensation Committee, would prevent the Company from effectively competing for talent. In addition to market compensation studies, our Compensation Committee has historically taken into account other data, including input from the members of the Compensation Committee based on, among other things, their experience in compensation matters.
The Compensation Committee reviews the peer group annually and removes companies that it no longer believes are comparable and adds new companies that may now be comparable and have disclosed public information for which the Compensation Committee can compare. In fiscal year 2021, the Compensation Committee, based on the recommendations of Compensia, determined to use the following peer group in its review and determination of the compensation for executive officers for the year ending December 31, 2022:

2022 PEER GROUP			REMOVED FROM THE PEER GROUP
Aspen Technology, Inc. DocuSign, Inc. Dropbox, Inc. Dynatrace, Inc. Fair Isaac Corporation Guidewire Software, Inc. Hubspot, Inc. Okta, Inc.	Paycom Software, Inc. Paylocity Holding Corporation Pegasystems Inc. Proofpoint, Inc. RingCentral, Inc. Slack Technologies, Inc. Snap Inc.	Splunk Inc. * Teladoc Health, Inc. * The Trade Desk, Inc. Twilio Inc. Unity Software Inc. * Veeva Systems, Inc.	New Relic, Inc. SolarWinds Corporation
*New for 2022
In reviewing the peer group for appropriateness for the year ending December 31, 2022, or fiscal year 2022, as compared to fiscal year 2021, New Relic, Inc. and Solar Winds Corporation, were removed from the list of comparable companies because during fiscal year 2021, each of their market capitalization was generally no longer comparable to our market capitalization. Splunk Inc., Teladoc Health, Inc., and Unity Software Inc. were added to the list of peer companies for fiscal year 2022 because of their stronger fit with Zendesk’s updated financial profile.

Risks related to compensation policies and practices
As part of its oversight function, our Board, and the Compensation Committee in particular, along with our management team, considers potential risks when reviewing and approving various compensation plans, including executive compensation. Based on this review, our Board has concluded that such compensation plans, including executive compensation, do not encourage risk-taking to a degree that is reasonably likely to have a materially adverse impact on us or our operations.
Other compensation policies
Stock ownership guidelines
Effective February 1, 2019, we adopted the Executive Officer and
Non-Employee
Director Stock Ownership Policy, or Stock Ownership Policy, that is applicable to our non-employee
directors, Chief Executive Officer, and those employees who have been designated as “officers” for purposes of Section 16 of the Exchange Act. The Stock Ownership Policy requires that non-employee
directors hold equity in the Company with a value equal to at least three times the non-employee
director’s annual Board cash compensation, the Chief Executive Officer own equity in the Company equal to at least three times his annual base salary and that all other covered executives own equity in the Company equal to at least one times his or her annual base salary. The Stock Ownership Policy provides for a phase-in
period, which provides that an individual subject to the policy is required to be in compliance with the minimum equity ownership requirement by the first December 31st that occurs following the five-year anniversary of the date on which the non-employee
director or Section 16 officer first became subject to the Stock Ownership Policy, or, if later, February 1, 2024. If the Stock Ownership Policy were hypothetically effective as of April 29, 2022, our non-employee
directors, Chief Executive Officer and Chair, and employees who have been designated as “officers” for purposes of Section 16 of the Exchange Act are currently in compliance with the Stock Ownership Policy. The Stock Ownership Policy also includes certain share retention obligations that apply to officers and directors who have not met the minimum equity ownership requirements by the end of their phase-in
date or who cease to hold the minimum equity ownership at any time following such date.
STOCK OWNERSHIP REQUIREMENTS

Chief Executive Officer	3x annual base salary
All other Executive Officers	1x annual base salary
Non-employee Directors	3x annual cash compensation
Compensation “clawback” policy
On February 1, 2019, the Board adopted a policy that gives the Board (or any duly authorized committee of the Board) discretion to require that any of our Company’s executive officers, including the named executive officers, repay incentive-based compensation to our Company if the Board (or the committee to which it has delegated authority) determines, in its sole discretion based on relevant facts and circumstances, that the executive officer’s intentional misconduct or fraud caused our Company to materially restate all or a portion of its financial statements. The Compensation Committee believes that the clawback policy reflects good standards of corporate governance and reduces the potential for excessive risk taking by executive officers.
Policy regarding the pricing and timing of equity awards
All equity awards to our employees, including executive officers, and to our directors have been granted at the closing price of our common stock on the NYSE on the date of grant and are reflected in our consolidated financial statements, in accordance with FASB ASC Topic 718, based on such price. While we have not adopted a policy pertaining to the timing of stock option grants to executive officers relative to the timing of the release of material nonpublic information, and do not currently have any plans to implement such a policy, we generally do not grant stock options to executive officers during regularly scheduled quarterly blackout windows or in anticipation of the release of material nonpublic information. We do not time the release of material nonpublic information for the purpose of affecting the value of equity awards or other compensation granted to our executive officers. We believe that the grant of equity awards should be made in the normal course of business, aligning the interests of the stock option recipients with those of the stockholders, rather than seeking to provide an immediate benefit to option recipients through the timing of stock option grants.
Death and Leave of Absence Policy
We have a death and leave of absence policy that provides that (1) upon the termination of an employee’s or non-employee
director’s employment or other service relationship due to death, (i) any equity awards that vest solely based on continued service to the Company and that are outstanding and held by such individual immediately prior to such individual’s death, will accelerate and vest effective the individual’s date of death, in an amount up to $1,000,000 for a non-Section
16 officer and in an amount up to $3,000,000 for a Section 16 officer; (ii) any PSUs that are outstanding and held by such individual immediately prior to such individual’s death will remain outstanding and eligible to performance vest in accordance with their terms and conditions based upon achievement of the applicable performance condition and subject to the certification of the performance metric attainment in accordance with the terms and conditions of such award, and (iii) if the individual is an employee that is eligible to receive an annual target bonus, such individual will be eligible to receive a pro-rata
portion of their target annual bonus (if applicable), to be paid out within 60 days after the individual’s date of termination due to death.

The policy also states that upon an employee’s unpaid leave of absence, unless otherwise required by statute, contract or if Zendesk otherwise so provides in writing, the service-based vesting for any of the individual’s outstanding equity awards that vest solely or in part based on continued service will be paused.
Insider trading policy and Rule
10b5-1
sales plans
We have an insider trading policy that prohibits our officers, directors, and all other employees from engaging in, among other things, hedging of stock ownership positions and transactions involving derivative securities relating to our common stock. Further, we have an additional policy that prohibits, among other things, officers, directors, and certain other persons from engaging in short sales, the use of our securities as collateral in a margin account, and the pledging of our securities as collateral for loans. Our insider trading policy permits our officers, directors, and employees to enter into trading plans complying with Rule
10b5-1
under the Exchange Act.
Tax and accounting considerations
Section 162(m) of the Code (“Section 162(m)”) disallows a federal income tax deduction for public corporations of remuneration in excess of $1 million paid in any fiscal year to certain covered executive officers. As a general matter, while tax deductibility is one of several relevant factors considered by the Compensation Committee in determining compensation, we believe that the tax deduction limitation imposed by Section 162(m) should not compromise the Company’s access to compensation arrangements that will attract and retain a high level of executive talent. Accordingly, the Compensation Committee and our Board will take into consideration a multitude of factors in making executive compensation decisions and may approve executive compensation that is not tax deductible.
The Company accounts for equity-based compensation under the provisions of ASC No. 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires the recognition of the fair value of the equity-based compensation in net income. The fair value of PSUs with market-based conditions is determined using a Monte-Carlo valuation model. The fair value of RSUs and PSUs with service and performance-based conditions is determined based on the stock price on the date of grant. The fair value of stock option awards is estimated using a Black-Scholes option valuation model. Compensation expense for awards with only service conditions is recognized over the vesting period of the award using the straight-line method. Compensation expense for performance-based equity awards is recognized over the vesting period of the award using the accelerated attribution method.

Report of the Compensation Committee of the Board of Directors
The information contained in this Compensation Committee report shall not be deemed to be (1) “soliciting material,” (2) “filed” with the SEC, (3) subject to Regulations 14A or 14C of the Exchange Act, or (4) subject to the liabilities of Section 18 of the Exchange Act. No portion of this Compensation Committee report shall be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act, except to the extent that Zendesk specifically incorporates this report or a portion of it by reference. In addition, this report shall not be deemed filed under either the Securities Act or the Exchange Act.
The Compensation Committee has reviewed and discussed the sections captioned “Compensation Discussion and Analysis” and “Executive Compensation” with management. Based on such review and discussions, the Compensation Committee recommended to our Board that these “Compensation Discussion and Analysis” and “Executive Compensation” sections be included in this annual report on Form 10-K for the fiscal year ended December 31, 2021.
Compensation Committee
Carl Bass (Chair)
Hilarie Koplow-McAdams
Steve Johnson
Compensation Committee interlocks and insider participation
During the fiscal year ended December 31, 2021, Messrs. Bass, Curtis, and Johnson and Ms. Koplow-McAdams served as members of the Compensation Committee. None of our executive officers currently serves, or in the past year has served, as a member of the board or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee.

EXECUTIVE COMPENSATION TABLES
Summary compensation table
The following table presents summary information regarding the total compensation awarded to, earned by, and paid to each Named Executive Officer for services rendered in all capacities to the Company for our fiscal years ended December 31, 2019, 2020 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non- Equity Plan Compensation ($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)

Executive Officers
Mikkel Svane,	2021	501,923	—	4,419,098	3,124,082	630,000	—	3,037	8,678,140
Chief Executive Officer	2020	500,000	—	3,491,734	2,491,384	—	—	6,212	6,489,330
	2019	450,000	—	1,897,693	1,484,179	554,625	—	22,647	4,409,144
Shelagh Glaser,	2021	285,000	500,000	4,851,703	3,467,289	448,875	—	6,053	9,558,921
Chief Financial Officer	2020	—	—	—	—	—	—	—	—
	2019	—	—	—	—	—	—	—	—
Alex Constantinople, Chief Marketing	2021	261,539	500,000	3,225,293	2,304,987	201,600	—	5,876	6,499,294
Officer	2020	—	—	—	—	—	—	—	—
	2019	—	—	—	—	—	—	—	—
Adrian McDermott, Chief Technology	2021	421,615	—	2,742,184	1,948,378	396,900	—	8,817	5,517,894
Officer	2020	420,000	176,400	1,745,912	1,245,724	—	—	13,601	3,601,636
	2019	390,000	—	1,773,134	1,386,762	240,338	—	34,577	3,824,811
Norman Gennaro,	2021	401,538	—	2,209,627	1,562,096	552,000	—	8,780	4,734,041
President, Worldwide Sales	2020	400,000	456,000	1,745,912	1,245,724	—	—	15,065	3,862,700
	2019	350,000	—	1,143,012	893,946	408,800	—	35,236	2,830,994
Elena Gomez,	2021	154,039	—	2,209,627	1,562,096	—	—	6,536	3,932,297
Former Chief Financial Officer	2020	450,000	220,500	2,327,852	1,660,944	—	—	16,522	4,675,818
	2019	400,000	—	1,458,073	1,140,354	345,100	—	32,543	3,360,049
Marc Cabi, Former Deputy Chief Financial Officer and Interim	2021	272,000	—	1,481,858	127,467	—	—	2,636	1,883,961
Principal	2020	—	—	—	—	—	—	—	—
Financial Officer	2019	—	—	—	—	—	—	—	—

(1)
The amounts reported represent the aggregate grant date fair value of the stock awards granted to the Named Executive Officer in the fiscal years ended December 31, 2019, 2020, and 2021, calculated in accordance with FASB ASC Topic 718. Such aggregate grant date fair value does not take into account any estimated forfeitures related to service-vesting conditions. The assumptions used in calculating the grant date fair value of the stock awards reported in this column are set forth in the notes to our audited financial statements included in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission on February 15, 2022. The amounts reported in this column reflect the accounting cost for these stock awards, and do not correspond to the actual economic value that may be received by the Named Executive Officers upon vesting of the awards.

(2)
The amounts reported represent the aggregate grant date fair value of the stock options awarded to the Named Executive Officer in the fiscal years ended December 31, 2019, 2020, and 2021, as applicable, calculated in accordance with FASB ASC Topic 718. Such aggregate grant date fair value does not take into account any estimated forfeitures related to service-vesting conditions. The assumptions used in calculating the grant date fair value of the stock options reported in this column for fiscal year 2021 are set forth in the notes to our audited financial statements included in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission on February 15, 2022. The amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by the Named Executive Officers upon exercise of the options.

(3)
The amounts reported represent the bonuses paid to the applicable Named Executive Officer pursuant to the Bonus Plan. See the “Executive Compensation Program Elements—Performance-Based Incentives” section under “Compensation Discussion and Analysis” for further discussion of the bonuses paid under the Bonus Plan in fiscal year 2021.

(4)
Amounts disclosed in this column include (i) Company contributions made to our Named Executive Officers’ 401(k) accounts, which contribution was made to all eligible employees generally, (ii) Company payments made to our Named Executive Officers for basic life insurance, which payments were made to all eligible employees generally, (iii) costs associated with a Company-provided credit card (and associated tax gross-up)
and (iv) a farewell gift to Elena Gomez for her service as Chief Financial Officer (and associated tax gross-up).

Grants of plan-based awards in 2021
The following table sets forth information regarding grants of awards made to our Named Executive Officers during fiscal year 2021.

Name and		Estimated Future Payouts Under Non-Equity Incentive Plan Compensation (1)						All other Stock Awards: Number of Shares of Stock or units		All other Option Awards: Number of Securities Underlying Options		Exercise or Base Price of Option Awards	Grant date fair value of Stock and Option

Principal Position	Grant Date	Threshold	($)	Target	($)	Maximum	($)	(	#) (2)	(	#) (3)	($/Sh)	Awards
Mikkel Svane Chief Executive Officer		250,000		500,000		862,500
	02/02/2021							28,333					4,419,098
	02/08/2021									56,666		155.97	3,124,082
Shelagh Glaser Chief Financial Officer		178,125		356,250		614,531
	02/02/2021							35,502					4,851,703
	05/29/2021									71,003		136.66	3,467,289
Alex Constantinople Chief Marketing Officer		110,400		240,000		484,800
	02/02/2021							24,447					3,225,293
	05/10/2021									48,893		131.93	2,304,987
Adrian McDermott		157,500		315,000		543,375
Chief Technology Officer	02/02/2021							14,167					2,209,627
	02/08/2021									28,334		155.97	1,562,096
	05/03/2021	8,864		252000		14,847		3,696					532,557
	05/03/2021									7,391		144.09	386,282
Norman Gennaro President, Worldwide Sales		184,000		400,000		808,000
	02/02/2021							14,167					2,209,627
	02/08/2021									28,334		155.97	1,562,096
Elena Gomez Former Chief Financial Officer		168,750		337,500		582,188
	02/02/2021							14,167					2,209,627
	02/08/2021									28,334		155.97	1,562,096
Marc Cabi		59,500		119,000		205,275
Former Deputy Chief Financial Officer and Interim Principal Financial Officer	02/02/2021 03/03/2021 03/03/2021							3,744 6,655		2,496		142.50	533,520 948,338 127,467

(1)
These columns represent awards granted under our Bonus Plan for performance in fiscal year 2021. These columns show the awards that were possible at the threshold, target, and maximum levels of performance. At the end of fiscal year 2021, pursuant to the Bonus Plan, the Compensation Committee approved a payment reflecting the final attainment under the Bonus Plan. See the “Executive Compensation Program Elements—Performance-Based Incentives” section under “Compensation Discussion and Analysis” for further discussion of the bonuses paid under the Bonus Plan in fiscal year 2021. Actual cash incentive awards earned in fiscal year 2021 by the Named Executive Officers under our Bonus Plan are shown in the column titled
“Non-Equity
Incentive Plan Compensation” in the “Summary Compensation Table” above.

(2)
The restricted stock units were granted under our 2014 Plan, have a seven-year term, and vest monthly over four years, subject to the Named Executive Officer’s continued employment through each applicable vesting date.

(3)
The stock options were granted under our 2014 Plan, have a
ten-year
term, and vest monthly over four years, subject to the Named Executive Officer’s continued employment through each applicable vesting date.

Outstanding equity awards at fiscal year-end table—2021
The following table summarizes, for each of the Named Executive Officers, the outstanding equity awards held as of December 31, 2021.

				Option Awards (1)				Stock Awards (1)(2)
Name and Principal Position	Grant Date		Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Mikkel Svane Chief Executive Officer	02/13/2014	(3)(4)(5)	02/13/2014	1,096,886		9.52	02/13/2024
	02/05/2015	(4)(6)	02/05/2015	232,900		24.77	02/05/2025
	05/06/2016	(4)(6)	05/06/2016	75,000		23.44	05/06/2026
	05/09/2017	(4)(6)	05/09/2017	75,600		27.06	05/09/2027
	02/08/2018	(4)(6)	02/08/2018	62,099	2,701	38.50	02/08/2028
	02/07/2019	(4)(6)	02/07/2019	36,691	15,109	73.27	02/07/2029
	02/10/2020	(4)(6)	02/10/2020	35,882	42,408	89.20	02/10/2030
	02/08/2021	(4)(6)	02/08/2021	11,805	44,861	155.97	02/08/2031
	02/08/2018	(4)(6)	01/15/2018					676	70,500
	02/07/2019	(4)(6)	01/15/2019					7,015	731,594
	02/10/2020	(4)(6)	02/15/2020					21,204	2,211,365
	02/08/2021	(4)(6)	02/15/2021					22,431	2,339,329
Shelagh Glaser Chief Financial Officer	05/29/2021	(7)	05/28/2021		71,003	136.6600	05/29/2031
	05/29/2021	(7)	05/15/2021					35,502	3,702,504
Alex Constantinople Chief Marketing Officer	05/10/2021	(7)	05/10/2021		48,893	131.9300	05/10/2031
	05/10/2021	(7)	05/15/2021					24,447	2,549,578
Adrian McDermott Chief Technology Officer	05/03/2013	(5)(8)	04/23/2013	724		6.24	05/03/2023
	02/13/2014	(5)(8)	02/13/2014	144,698		9.52	02/13/2024
	02/05/2015	(6)	02/05/2015	125,000		24.77	02/05/2025
	05/06/2016	(6)	05/06/2016	32,500		23.44	05/06/2026
	05/09/2017	(6)	05/09/2017	33,600		27.06	05/09/2027
	02/08/2018	(6)	02/08/2018	42,165	1,835	38.50	02/08/2028
	02/07/2019	(6)	02/07/2019	34,282	14,118	73.27	02/07/2029
	02/10/2020	(6)	02/10/2020	17,941	21,205	89.20	02/10/2030
	02/08/2021	(6)	02/08/2021	5,902	22,432	155.97	02/08/2031
	05/03/2021	(6)	04/15/2021		7,391	144.09	05/03/2031
	02/08/2018	(6)	01/15/2018					459	47,869
	02/07/2019	(6)	01/15/2019					6,555	683,621
	02/10/2020	(6)	02/15/2020					10,603	1,105,787
	02/08/2021	(6)	02/15/2021					11,216	1,169,717
	05/03/2021	(6)	04/15/2021					3,696	385,456
Norman Gennaro President, Worldwide Sales	01/09/2018	(7)	01/02/2018	79,602	2,398	35.47	01/09/2028
	02/07/2019	(6)	02/07/2019	14,099	9,101	73.27	02/07/2029
	02/10/2020	(6)	02/10/2020	14,941	21,205	89.2	02/10/2030
	02/08/2021	(6)	02/08/2021	5,902	22,432	155.97	02/08/2031
	01/31/2018	(7)	01/15/2018					2,398	250,087
	02/07/2019	(6)	01/15/2019					4,226	440,730
	02/10/2020	(6)	02/15/2020					10,603	1,105,787
	02/08/2021	(6)	02/15/2021					11,216	1,169,717
Marc Cabi Former Deputy Chief Financial Officer and Interim Principal Officer	05/06/2016	(6)	05/06/2016	3,751		23.4400	05/06/2026
	04/30/2018	(6)	04/30/2018	11,250		48.7500	04/30/2028
	04/28/2020	(6)	04/28/2020	2,666		71.9100	04/28/2030
	03/03/2021	(6)	03/15/2021	363		142.5000	03/03/2031

(1)
Each equity award was granted pursuant to our 2014 Plan, unless otherwise indicated below. Additionally, unless otherwise described in the footnotes below, the equity awards are not immediately exercisable, the vesting of each equity award on a vesting date is subject to the equity award holder’s provision of service through such vesting date, each equity award vests over a four-year period, with 25% of the shares to vest upon completion of one year of service measured from the vesting commencement date, and the balance to vest in 36 successive equal monthly installments thereafter, and each equity award will accelerate in full if, upon a “change in control” (as defined in the Acceleration Plan) of the Company, the Named Executive Officer’s employment with us is terminated by us without “cause” (as defined in the Acceleration Plan) or by the Named Executive Officer for “good reason” (as defined in the Acceleration Plan) at any time during the period that ends 12 months following the consummation date of the change in control of the Company.

(2)	Amounts calculated using the closing market price of a share of the Company’s common stock as of December 31, 2021, the last trading day of fiscal year 2021, which was $104.29.
(3)
This stock option vests in 60 equal monthly installments commencing on the vesting commencement date and is immediately exercisable. Mr. Svane transferred 521,889 shares subject to the stock option pursuant to a qualified domestic relations order, in fiscal year 2017.

(4)
This equity award will accelerate in full if, upon a “sale event” (as defined in the 2009 Stock Option and Grant Plan (the “2009 Plan”) or the 2014 Plan, as applicable) of the Company, Mr. Svane’s employment with us is terminated by us without “cause” (with a definition that is consistent with the definition in the Acceleration Plan) or by Mr. Svane for “good reason” (with a definition that is consistent with the definition in the Acceleration Plan) at any time during the period that ends 12 months following the consummation date of the change in control of the Company.

(5)	This stock option was granted under our 2009 Plan.
(6)	This equity award vests in 48 equal monthly installments commencing on the vesting commencement date.
(7)
This equity award vests over a four-year period, with 25% of the shares to vest upon completion of one year of service measured from the vesting commencement date, and the balance to vest in 36 successive equal monthly installments thereafter.

(8)	This stock option vests in 60 equal monthly installments commencing on the vesting commencement date and was immediately exercisable.

Option exercises and stock vested in 2021
The following table sets forth the number of shares of common stock acquired during fiscal year 2021 by our Named Executive Officers upon the exercise of stock options and the vesting of restricted stock unit awards and the value realized upon such exercise or vesting.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Mikkel Svane Chief Executive Officer	482,625	57,348,406	32,889	4,311,443
Adrian McDermott Chief Technology Officer	37,440	4,664,320	20,561	2,691,942
Norman Gennaro President, Worldwide Sales	44,000	3,656,290	40,493	5,282,135
Elena Gomez Former Chief Financial Officer	182,603	18,973,826	7,931	1,161,211
Marc Cabi Former Deputy Chief Financial Officer and Interim Principal Financial Officer	0	0	10,162	1,389,737.53

(1)	The value realized on exercise is the difference between the market price of the shares of the Company’s common stock underlying the options when exercised and the applicable exercise price.
(2)	The value realized on vesting is determined by multiplying the number of vested restricted stock units by the closing price of the Company’s common stock on the day prior to the vesting date.

Employment arrangements
Offer letters and employment agreements
Shelagh Glaser.
On April 27, 2021, we entered into an offer letter with Ms. Glaser for the position of Chief Financial Officer. The offer letter provides for her at-will employment and sets forth her initial base salary, initial target annual performance-based incentive, sign-on bonus in the amount of $500,000, initial equity award, eligibility to participate in the equity acceleration plan, certain additional severance and acceleration benefits if Ms. Glaser is terminated before the first anniversary of her date of hire, as described below, and eligibility for the Company’s benefit plans generally.
Alex Constantinople.
On March 4, 2021, we entered into an offer letter with Ms. Constantinople for the position of Chief Marketing Officer. The offer letter provides for her at-will employment and sets forth her initial base salary, initial target annual performance-based incentive, sign-on bonus in the amount of $500,000, initial equity award, eligibility to participate in the equity acceleration plan, certain additional severance and acceleration benefits if Ms. Constantinople is terminated before the first anniversary of her date of hire, as described below, and eligibility for the Company’s benefit plans generally.
Norman Gennaro.
On November 26, 2017, we entered into an offer letter with Mr. Gennaro for the position of Senior Vice President, Worldwide Sales. In November 2019, Mr. Gennaro was promoted to our President, Worldwide Sales. The offer letter provided for his at-will
employment and sets forth his initial base salary, initial target annual performance-based incentive, sign-on
bonus in the amount of $100,000, initial equity award, eligibility to participate in the equity acceleration provisions, and eligibility for the Company’s benefit plans generally.
Adrian McDermott.
On June 16, 2010, we entered into an offer letter with Mr. McDermott for the position of Vice President of Engineering. In October 2016, Mr. McDermott was promoted to our President of Products. Effective April 2021, Mr. McDermott was appointed to the position of Chief Technology Officer. The offer letter generally provides for his at-will
employment and sets forth his initial base salary, initial equity award, and eligibility for the Company’s benefit plans generally.
Elena Gomez.
On April 6, 2016, we entered into an offer letter with Ms. Gomez for the position of Chief Financial Officer. The offer letter provides for her at-will
employment and sets forth her initial base salary, initial target annual performance-based incentive, initial equity award, eligibility to participate in the equity acceleration plan, and eligibility for the Company’s benefit plans generally. Ms. Gomez’s employment with the Company terminated May 5, 2021.
Marc Cabi.
On February 24, 2014, we entered into an offer letter with Mr. Cabi for the position of Vice President, Financial Strategy. Mr. Cabi served in various roles at the Company until 2020 when he was promoted to our SVP of Investor Relations and Strategic Finance & Analytics. In April 2021, Mr. Cabi was appointed as the Company’s Deputy Chief Financial Officer and, effective May 5, 2021, interim principal financial officer of the Company. Upon Ms. Glaser’s commencement of employment on May 28, 2021, Ms. Glaser replaced Mr. Cabi as principal financial officer of the Company, and Mr. Cabi continued to be the Company’s Deputy Chief Financial Officer. The offer letter provides for his at-will
employment and sets forth his initial base salary, initial target annual performance-based incentive, initial equity award, eligibility to participate in the equity acceleration plan, and eligibility for the Company’s benefit plans generally. Mr. Cabi’s employment with the Company terminated November 8, 2021.
Potential payments upon termination or change in control
Acceleration of equity awards and severance
Mikkel Svane
. In the event of a “sale event” (as defined in the 2009 Plan or the 2014 Plan, as applicable), if Mr. Svane’s employment is terminated by us without “cause” or by Mr. Svane for “good reason” ( with definitions consistent with those in the Acceleration Plan) at any time during the period that ends 12 months following the sale event, then 100% of the outstanding and unvested equity awards held by Mr. Svane will be fully accelerated.
Shelagh Glaser
. Pursuant to the provisions of the Acceleration Plan, in the event of a “change in control” (as defined in the Acceleration Plan), if Ms. Glaser’s employment is terminated by us without “cause” or by Ms. Glaser for “good reason” (in each case, as defined in the Acceleration Plan) at any time during the period that ends 12 months following the change in control, then 100% of the outstanding and unvested equity awards held by Ms. Glaser will be fully accelerated. Furthermore, if Ms. Glaser’s employment is terminated by us without “cause” prior to the first anniversary of her date of hire, Ms. Glaser is also entitled to receive (subject to her execution of a release of claims) accelerated vesting of an amount of shares subject to the stock option and RSU award granted to her in connection with her hire that would have vested on the first anniversary of the “vesting commencement date” of each award. If Ms. Glaser’s employment was terminated by us without “cause” on December 31, 2021, without the occurrence of a change in control, she would be entitled to (i) a lump sum severance payment equal to $285,000, (ii) a payment of $27,745 in respect of 12 months of benefit coverage (including health insurance, dental insurance, vision insurance, an employee assistance program, and the subscription fee for an application related to mental health services), and (iii) accelerated vesting of her 71,003 new hire stock options and her new hire RSU award in respect of 35,502 shares of Company common stock, which awards would have had an aggregate value of $3,702,503.58 based on the Company’s December 31, 2021 closing stock price of $104.29 per share.
Alex Constantinople
. Pursuant to the provisions of the Acceleration Plan, in the event of a “change in control” (as defined in the Acceleration Plan), if Ms. Constantinople’s employment is terminated by us without “cause” or by Ms. Constantinople for “good reason” (in each case, as defined in the Acceleration Plan) at any time during the period that ends 12 months following the change in control, then 100% of the outstanding and unvested equity awards held by Ms. Constantinople will be fully accelerated. Additionally, pursuant to the provisions of her offer letter, in the event that Ms. Constantinople’s employment is terminated by us without “cause”, Ms. Constantinople will be entitled (subject to her execution of a release of claims) to a lump sum amount equal to twelve months of her base salary in effect at the time of termination. Furthermore, if Ms. Constantinople’s employment is terminated by us without “cause” prior to the first anniversary of her date of hire, Ms. Constantinople is entitled to receive (subject to her execution of a release of claims) accelerated vesting of an amount of shares subject to the stock option and RSU award granted to her in connection with her hire that would have vested on the first anniversary of the “vesting commencement date” of each award. If Ms. Constantinople’s employment was terminated by us without “cause” on December 31, 2021, without the occurrence of a change in control, she would be entitled to (i) a lump sum severance payment equal to $261,539, and (ii) accelerated vesting of her 48,893 new hire stock options and her new hire RSU award in respect of 24,447 shares of Company common stock, which awards would have had an aggregate value of $2,549,577.63 based on the Company’s December 31, 2021 closing stock price of $104.29 per share.
Norman Gennaro
. Pursuant to the provisions of the Acceleration Plan, in the event of a “change in control” (as defined in the Acceleration Plan), if Mr. Gennaro’s employment is terminated by us without “cause” or by Mr. Gennaro for “good reason” (in each case, as defined in the Acceleration Plan) at any time during the period that ends 12 months following the change in control, then 100% of the outstanding and unvested equity awards held by Mr. Gennaro will be fully accelerated.

(1)
A qualifying event for a Named Executive Officer is deemed to occur when the conditions set forth in the section “Potential Payments upon Termination or Change in Control—Acceleration of Equity Awards” have been met.

(2)
Based on a common stock price of $104.29, equal to the closing market price of the Company’s common stock on December 31, 2021, the last trading day of fiscal year 2021, less the applicable exercise price for each option for which vesting would have been accelerated.

(3)
Based on a common stock price of $104.29, equal to the closing market price of the Company’s common stock on December 31, 2021, the last trading day of fiscal year 2021, for each Restricted Stock Unit for which vesting would have been accelerated.

(1)
A qualifying event for a Named Executive Officer is deemed to occur when the conditions set forth in the section “Potential Payments upon Termination or Change in Control—Acceleration of Equity Awards” have been met.

(2)
Based on a common stock price of $104.29, equal to the closing market price of the Company’s common stock on December 31, 2021, the last trading day of fiscal year 2021, less the applicable exercise price for each option for which vesting would have been accelerated.

(3)
Based on a common stock price of $104.29, equal to the closing market price of the Company’s common stock on December 31, 2021, the last trading day of fiscal year 2021, for each Restricted Stock Unit for which vesting would have been accelerated.

CEO pay ratio
In the following table, we have disclosed the median employee’s annual total compensation, the annual total compensation of Mr. Svane, our chief executive officer (“CEO”), and the ratio between the two.

2021 CEO annual total compensation	$8,678,140
2021 median employee annual total compensation	$160,658
Ratio of CEO to median employee compensation	54:1
Due to the administrative burden to collect payroll data for all employees in the twenty-two countries in which we currently operate, for fiscal year 2021, we have revised our methodology used to identify the median employee and in calculating the annual total compensation for employees other than the CEO. Consistent with applicable rules, we used reasonable estimates both in the methodology used to identify the median employee and in calculating the annual total compensation for employees other than the CEO. Compensation data was gathered for our entire employee population as of December 31, 2021, excluding Mr. Svane, for a trailing
12-month
period. As of that date, we had approximately 5,866 employees globally, including full-time and part-time employees, employees on leave of absence and temporary employees. For purposes of identifying the median employee, we considered the aggregate of the following compensation elements for each of our employees, as compiled from Zendesk’s internal records as of December 31, 2021: (1) annual base salary rate; (2) annual target bonuses and commissions; and (3) total value of equity granted in such fiscal year. We selected these compensation elements because they represent our principal broad-based compensation elements. For purposes of identifying the median employee, any compensation paid in foreign currencies was converted to U.S. dollars based on the market rates as of December 31, 2021. In identifying the median employee, we have considered all employees who joined our company through acquisitions during the last fiscal year, and we did not make any cost-of-living
adjustments or exclude any foreign jurisdictions in accordance with Item 402(u) of Regulation
S-K.
In accordance with SEC rules, after identifying our median employee, the 2021 annual total compensation of the median employee and our CEO were determined using the same methodology that we use to determine our Named Executive Officers’ annual total compensation for the Summary Compensation Table.
This information is being provided for compliance purposes and is a reasonable estimate calculated in a manner consistent with SEC rules, based on our initial records and the methodology described above. The SEC rules for identifying the median compensated employee allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Accordingly, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may use different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios. Neither the Compensation Committee nor management of the Company used the CEO pay ratio measure in making compensation decisions.

Equity compensation plan information
The table below presents information as of December 31, 2021 for our compensation plans under which our equity securities are authorized for issuance.

Plan Category	(a) Number of common stock to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights (1)	(c) Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
Equity compensation plans approved by stockholders (2)	7,858,010	$44.71	23,757,056
Equity compensation plans not approved by stockholders (3)	0	$0.00	0
Total	7,858,010	$44.71	23,757,056

(1)
The weighted-average exercise price is calculated based solely on outstanding stock options. It does not reflect the shares that will be issued in connection with the settlement of restricted stock units, since restricted stock units have no exercise price.

(2)
Includes our 2009 Plan, 2014 Plan and our ESPP. Our 2014 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2015, by 5% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by our Compensation Committee. Our ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2015, by the lesser of 1,500,000 shares of our common stock, 1% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by our Compensation Committee. On January 1, 2021, the number of shares available for issuance under our 2014 Plan and our ESPP increased to 5,874,332 shares and 1,174,866 shares, respectively, pursuant to these provisions. These increases are reflected in the table above.

(3)
Consists of awards granted outside of our 2014 Plan and intended to qualify as “employment inducement awards” within the meaning of Section 303A.08 of the New York Stock Exchange Listed Company Manual.

Pension benefits
Aside from our 401(k) plan, which is described below, we do not maintain any pension plan or arrangement under which our Named Executive Officers are entitled to participate or receive post-retirement benefits.
Non-qualified
deferred compensation
We do not maintain any
non-qualified
deferred compensation plans or arrangements under which our Named Executive Officers are entitled to participate.
Section 401(k) plan
We maintain a
tax-qualified
retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax-advantaged
basis. Plan participants are able to defer eligible compensation subject to applicable annual statutory limits. For fiscal year 2021, we matched the first 2% of eligible contributions made to the plan by our employees, including our Named Executive Officers. Such matching contributions were immediately and fully vested. The 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified
retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan.

Compensation of directors
Non-employee
director compensation policy
We maintain a policy providing for annual retainers for our
non-employee
directors, which was amended and restated on April 27, 2021, increasing non-employee
director cash compensation to be competitive against the 50th percentile of director pay of our peers.
Since 2021, our
non-employee
directors have the option to elect to receive the following annual retainers for their service in the form of cash or restricted stock units having a grant date fair value equal to the value of the retainer to be paid during such period (based on the
30-trading
day trailing average closing price of our common stock on the NYSE prior to the grant date). Any restricted stock units that were granted in lieu of cash were granted in four equal installments on each of February 15, May 15, August 15, and November 15, and are fully vested upon grant.

	Cash Retainer ($)
Annual Retainer for Non-Employee Directors	45,000	(1)
Additional Annual Retainer for Lead Independent Director	20,000
Additional Annual Retainer for Audit Committee Chairperson	25,000	(2)
Additional Annual Retainer for Compensation Committee Chairperson	18,000	(3)
Additional Annual Retainer for Nominating and Corporate Governance Committee Chairperson	10,000
Additional Annual Retainer for Audit Committee Non-Chairperson Members	10,000
Additional Annual Retainer for Compensation Committee Non-Chairperson Members	8,000	(4)
Additional Annual Retainer for Nominating and Corporate Governance Committee Non-Chairperson Members	5,000

(1)	Pursuant to the amendment and restatement of the non-employee director compensation policy, the cash retainer increased from $35,000.

(2)	Pursuant to the amendment and restatement of the non-employee director compensation policy, the cash retainer increased from $20,000.

(3)	Pursuant to the amendment and restatement of the non-employee director compensation policy, the cash retainer increased from $15,000.

(4)	Pursuant to the amendment and restatement of the non-employee director compensation policy, the cash retainer increased from $7,500.
Our policy provides that on the date of each annual meeting of stockholders, each non-employee
continuing director will be granted an annual award of restricted stock units having a grant date fair value of $200,000. The restricted stock units will fully vest on the first anniversary of the grant date, in each case subject to continued service as a director through the vesting date, and such awards are subject to full acceleration of vesting upon a sale of the Company. Upon such director’s initial appointment to the Board, each non-employee
director shall receive an equity grant of restricted stock units having a grant date fair value of $200,000, as pro-rated
for the amount of time remaining until the anniversary of the most recent annual meeting of the stockholders. The restricted stock units will fully vest on the anniversary of the Company’s most recent annual meeting of stockholders, in each case subject to continued service as a director through the vesting date, and such awards are subject to full acceleration of vesting upon a sale of the Company.

Director Compensation Benchmarking
—For fiscal year 2021, the Compensation Committee reviewed and benchmarked components of our non-employee
director pay to be competitive against the 50th percentile of director pay of our peers and the committee decided to approve changes to the policy. For details on how we determine our peer group, please see the discussion under the heading “Compensation Discussion and Analysis” above.
Non-employee
director compensation table — 2021
The following table presents the total compensation for each person who served as a non-employee
member of our Board during fiscal year 2021. Directors who are also our employees receive no additional compensation for their service as a director. The compensation received by Mr. Svane as an employee of the Company is presented in “Executive Compensation—Summary Compensation Table—2021.”

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($) (1)(2) (11)		Total ($)
Archana Agrawal	47,500		186,799	(10)	234,299
Carl Bass	—	(3)	262,189	(9)(10)	262,189
Michael Curtis	—	(4)	234,151	(9)(10)	234,151
Michael Frandsen	52,500		186,799	(9)(10)	239,299
Brandon Gayle	—	(5)	272,282	(9)(10)	272,282
Steve Johnson	—	(6)	270,865	(9)(10)	270,865
Hilarie Koplow-McAdams	—	(7)	234,151	(9)(10)	234,151
Thomas Szkutak	—	(8)	254,013	(9)(10)	254,013
Michelle Wilson	62,500		186,799	(10)	249,299

(1)
The amounts reported represent the aggregate grant date fair value of the stock awards, awarded to the director in fiscal year 2021, calculated in accordance with FASB ASC Topic 718. Such aggregate grant date fair value does not take into account any estimated forfeitures related to service-vesting conditions. The assumptions used in calculating the grant date fair value of stock awards, as applicable, reported in this column are set forth in the notes to our audited financial statements included in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission on February 15, 2022. Amounts reported in this column reflect the accounting cost for these stock awards and do not correspond to the actual economic value that may be received by the directors.

(2)
Each restricted stock unit award was granted pursuant to our 2014 Plan. Unless otherwise specified, each restricted stock unit award will fully vest on the first anniversary of the grant date, in each case, subject to continued service as a director through the vesting date.

(3)
Mr. Bass elected to receive all of his $83,000 annual retainer in the form of restricted stock units, resulting in a total grant of 594 restricted stock units with an aggregate grant date fair value of $75,391.

(4)
Mr. Curtis elected to receive all of his $53,000 annual retainer in the form of restricted stock units, resulting in a total grant of 374 restricted stock units with an aggregate grant date fair value of $47,352.

(5)
Mr. Gayle elected to receive all of his $55,000 annual retainer in the form of restricted stock units, resulting in a total grant of 676 restricted stock units with an aggregate grant date fair value of $85,483.

(6)
Mr. Johnson elected to receive all of his $53,000 annual retainer in the form of restricted stock units, resulting in a total grant of 664 restricted stock units with an aggregate grant date fair value of $84,066.

(7)
Ms. Koplow-McAdams elected to receive all of her $53,000 annual retainer in the form of restricted stock units, resulting in a total grant of 374 restricted stock units with an aggregate grant date fair value of $47,352.

(8)
Mr. Szkutak elected to receive all of his $75,000 annual retainer in the form of restricted stock units, resulting in a total grant of 531 restricted stock units with an aggregate grant date fair value of $67,214.

(9)
For
non-employee
directors who have elected to receive their fees in restricted stock units in lieu of cash, the Company targets granting restricted stock units that have a grant date fair value equal to the amount of fees in respect of compensation during that quarter, based on the
30-trading
day trailing average closing price of our common stock on the NYSE prior to the grant date. Due to the Company’s method of determining the number of shares issuable pursuant to the restricted stock units and the determination of the grant date fair value under Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”), the accounting cost of such grants will differ from the amount of cash retainer foregone, as noted in the table below.

(10)
The Company targets granting
non-employee
directors an annual award of restricted stock units having a grant date fair value of $200,000 based on the
30-trading
day trailing average closing price of our common stock on the NYSE prior to the grant date. Due to the Company’s method of determining the number of shares issuable pursuant to the restricted stock units and the determination of the grant date fair value under FASB ASC Topic 718, the accounting cost of each such grant was $186,799.

(11)	Each of the Company’s directors is subject to its Stock Ownership Guidelines as described in detail under the heading “Compensation Discussion and Analysis.”
We reimburse all reasonable
out-of-pocket
expenses incurred in attending Board and committee meetings and certain Company events.

The amounts included in the “Stock Awards” column of the preceding table representing the awards of the restricted stock units granted to our non-employee
directors in lieu of annual cash retainers in fiscal year 2021 are described below. Each of the awards vested and settled in full on the grant date.

Name	Grant Date	Number of Restricted Stock Units Granted	Grant Date Fair Value ($)	Total Cash Retainer Foregone ($)
Archana Agrawal	05/18/2021	1,396	186,799
Carl Bass	02/15/2021	118	18,550	17,500
	05/15/2021	144	19,446	20,750
	05/18/2021	1,396	186,799
	08/15/2021	151	18,682	20,750
	11/15/2021	181	18,714	20,750
Michael Curtis	02/15/2021	71	11,161	10,625
	05/15/2021	92	12,424	13,250
	05/18/2021	1,396	186,799
	08/15/2021	96	11,877	13,250
	11/15/2021	115	11,890	13,250
Michael Frandsen	05/18/2021	1,396	186,799
Brandon Gayle	03/31/2021	361	47,876
	05/15/2021	95	12,829	13,750
	05/18/2021	1,396	186,799
	08/15/2021	100	12,372	13,750
	11/15/2021	120	12,407	13,750
Steve Johnson	03/31/2021	361	47,876
	05/15/2021	92	12,424	13,250
	05/18/2021	1,396	186,799
	08/15/2021	96	11,877	13,250
	11/15/2021	115	11,890	13,250
Hilarie Koplow-McAdams	02/15/2021	71	11,161	10,625
	05/15/2021	92	12,424	13,250
	05/18/2021	1,396	186,799
	08/15/2021	96	11,877	13,250
	11/15/2021	115	11,890	13,250
Thomas Szkutak	02/15/2021	101	15,877	15,000
	05/15/2021	130	17,555	18,750
	05/18/2021	1,396	186,799
	08/15/2021	136	16,826	18,750
	11/15/2021	164	16,956	18,750
Michelle Wilson	05/18/2021	1,396	186,799
Our
non-employee
directors held the following aggregate number of shares of our common stock subject to unexercised stock options and unvested restricted stock units as of December 31, 2021.

Name	Number of Securities Underlying Unexercised Options	Number of Unvested Restricted Stock Units
Archana Agrawal	—	1,396
Carl Bass	50,000	1,396
Michael Curtis	—	1,396
Michael Frandsen	—	1,396
Brandon Gayle	—	1,396
Steve Johnson	—	1,396
Hilarie Koplow-McAdams	—	1,396
Thomas Szkutak	—	1,396
Michelle Wilson	—	1,396

I TEM 12.	S ECURITY O WNERSHIP OF C ERTAIN B ENEFICIAL O WNERS AND M ANAGEMENT AND R ELATED S TOCKHOLDER M ATTERS
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 18, 2022, for:

•	each of our Named Executive Officers;

•	each of our directors;

•	all of our directors and executive officers as a group; and

•	each person known by us to be the beneficial owner of more than five percent of any class of our voting securities.
We have determined beneficial ownership in accordance with the rules of the SEC, and therefore it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to community property laws where applicable. We have deemed shares of our common stock subject to options and restricted stock units outstanding as of April 18, 2022 that were exercisable or issuable or will become exercisable or issuable within 60 days of April 18, 2022 to be outstanding and to be beneficially owned by the person holding the option or restricted stock unit for the purpose of computing the percentage ownership of that person, but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person.
We have based percentage ownership of our common stock on 122,380,593 shares of our common stock outstanding as of April 18, 2022.
Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Zendesk, Inc., 989 Market Street, San Francisco, California 94103.

Named Executive Officers and Directors:	Amount and Nature of Beneficial Ownership	Ownership %
Mikkel Svane (1)	2,511,420	2.1%
Shelagh Glaser (2)	31,451	*
Alex Constantinople (3)	22,720	*
Adrian McDermott (4)	543,494	*
Norman Gennaro (5)	148,753	*
Elena Gomez (6)	4665	*
Marc Cabi (7)	335	*
Archana Agrawal (8)	1,962	*
Carl Bass (9)	67,026	*

Michael Curtis (10)	30,588	*
Michael Frandsen (11)	15,445	*
Brandon Gayle (12)	2,209	*
Steve Johnson (13)	2,192	*
Hilarie Koplow-McAdams (14)	14,650	*
Thomas Szkutak (15)	10,273	*
Michelle Wilson (16)	62,287	*
All directors and executive officers as a group (16 persons) (17)	3,704,902	3.03%
5% or Greater Stockholders
Capital World Investors (18)	14,813,891	12.1%
The Vanguard Group (19)	11,461,432	9.4%
BlackRock, Inc. (20)	6,674,928	5.5%

Total of all Directors, Officers, and >5% Shareholders	36,655,153	26.9%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares of our common stock.
(1)
Consists of (i) 850,976 shares held of record, (ii) 82,000 shares held of record by the Svane Family Foundation, (iii) 1,574,553 shares subject to outstanding options which are exercisable within 60 days of April 18, 2022, and (iv) 3,891 shares issuable within 60 days of April 18, 2022 upon the vesting of restricted stock units.

(2)
Consists of (i) 19,793 shares subject to outstanding options which are exercisable within 60 days of April 18, 2022, and (ii) 11,658 shares issuable within 60 days of April 18, 2022 upon the vesting of restricted stock units.

(3)
Consists of (i) 14,670 shares subject to outstanding options which are exercisable withing 60 days of April 18, 2022, and (ii) 8,050 shares issuable within 60 days of April 18, 2022 upon the vesting of restricted stock units.

(4)
Consists of (i) 92,760 shares held of record, (ii) 447,502 shares subject to outstanding options which are exercisable within 60 days of April 18, 2022, and (iii) 3,232 shares issuable within 60 days of April 18, 2022 upon the vesting of restricted stock units.

(5)
Consists of (i) 31,823 shares held of record, (ii) 113,341 shares subject to outstanding options which are exercisable within 60 days of April 18, 2022, and (iii) 3,589 shares issuable within 60 days of April 18, 2022 upon the vesting of restricted stock units.

(6)	Consists of (i) 4,665 shares held of record. The shares held of record are based on Ms. Gomez’s last Form 4 filed with the SEC on April 16, 2021.
(7)	Consists of (i) 335 shares held of record. The shares held of record are based on Mr. Cabi last Form 4 filed with the SEC on May 26, 2021.
(8)	Consists of (i) 566 shares held of record, and (ii) 1,396 shares issuable within 60 days of April 18, 2022 upon the vesting of restricted stock units.
(9)
Consists of (i) 15,630 shares held of record, (ii) 50,000 shares subject to outstanding options which are exercisable within 60 days of April 18, 2022 and (iii) 1,396 shares issuable within 60 days of April 18, 2022 upon the vesting of restricted stock units.

(10)
Consists of (i) 10,602 shares held of record, (ii) 14,872 shares subject to outstanding options which are exercisable within 60 days of April 18, 2022 and (iii) 5,114 shares issuable within 60 days of April 18, 2022 upon the vesting of restricted stock units.

(11)	Consists of (i) 14,049 shares held of record, and (ii) 1,396 shares issuable within 60 days of April 18, 2022 upon the vesting of restricted stock units.
(12)	Consists of (i) 813 shares held of record, and (ii) 1,396 shares issuable within 60 days of April 18, 2022 upon the vesting of restricted stock units.
(13)	Consists of (i) 796 shares held of record, and (ii) 1,396 shares issuable within 60 days of April 18, 2022 upon the vesting of restricted stock units.
(14)	Consists of (i) 13,254 shares held of record, and (ii) 1,396 shares issuable within 60 days of April 18, 2022 upon the vesting of restricted stock units.
(15)	Consists of (i) 8,877 shares held of record, and (ii) 1,396 shares issuable within 60 days of April 18, 2022 upon the vesting of restricted stock units.
(16)	Consists of (i) 60,891 shares held of record, and (ii) 1,396 shares issuable within 60 days of April 18, 2022 upon the vesting of restricted stock units.

(17)
Consists of (i) 1,247,592 shares held of record by our current directors and executive officers, (ii) 2,405,220 shares issuable pursuant to outstanding stock options which are exercisable within 60 days of April 18, 2022, and (iii) 52,090 shares issuable within 60 days of April 18, 2022 upon the vesting of restricted stock units

(18)
Based on the most recently available Schedule 13G/A filed with the SEC on February 11, 2022 by Capital World Investors. Capital World Investors beneficially owned 14,813,891 shares having sole voting power over 14,788,706 shares and sole dispositive power over 14,813,891 shares. The address for Capital World Investors is 333 South Hope Street, 55th Floor, Los Angeles, California 90071.

(19)
Based on the most recently available Schedule 13G/A filed with the SEC on February 10, 2022 by The Vanguard Group. The Vanguard Group, an investment adviser, beneficially owned 11,461,432 shares, with shared voting power over 114,800 shares, sole dispositive power over 11,201,248 shares, and shared dispositive power over 260,184 shares. The address for The Vanguard Group is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(20)
Based on the most recently available Schedule 13G/A filed with the SEC on March 11, 2022 by BlackRock, Inc., BlackRock, Inc. beneficially owned 6,674,928 shares, with BlackRock, Inc. having sole voting power over 5,937,515 shares, and sole dispositive power over 6,674,928 shares. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

I TEM 13.	C ERTAIN R ELATIONSHIPS AND R ELATED T RANSACTIONS , AND D IRECTOR I NDEPENDENCE
Transactions with related persons
Certain relationships and transactions
Other than the transactions discussed below and the compensation agreements, equity compensation policies, grants of certain equity awards, and other arrangements which are discussed above in “Compensation of directors” and “Compensation Discussion and Analysis” (together, the “Service Compensation”), since January 1, 2021, there was not, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party for which the amount involved exceeds or will exceed $120,000 and in which any director, executive officer, holder of 5% or more of any class of our capital stock, or any member of their immediate family, had or will have a direct or indirect material interest.
Transactions
We have granted stock options and other equity awards to our executive officers and our directors. See the sections titled “Grants of Plan-Based Awards in 2021,” “Outstanding Equity Awards at Fiscal
Year-End
Table—2021,” and
“Non-Employee
Director Compensation Table—2021” for a description of these options and equity awards.
We have entered into arrangements with certain of our executive officers that, among other things, provide for certain severance and change in control benefits.
We believe the terms of the transactions described above were comparable to terms we could have obtained in arm’s-length
dealings with unrelated third parties.
Indemnification of directors
Our certificate of incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for the following:

•	any breach of their duty of loyalty to our Company or our stockholders;

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the General Corporation Law of the State of Delaware (“DGCL”); or

•	any transaction from which they derived an improper personal benefit.
Any amendment to, or repeal of, these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission, or claim that occurred or arose prior to that amendment or repeal. If the DGCL is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the DGCL.
In addition, our bylaws provide that we will indemnify, to the fullest extent permitted by law, any person who is or was a party or is threatened to be made a party to any action, suit, or proceeding by reason of the fact that he or she is or was one of our directors or officers or is or was serving at our request as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise. Our bylaws provide that we may indemnify to the fullest extent permitted by law any person who is or was a party or is threatened to be made a party to any action, suit, or proceeding by reason of the fact that he or she is or was one of our employees or agents or is or was serving at our request as an employee or agent of another corporation, partnership, joint venture, trust, or other enterprise. Our bylaws provide that we must advance expenses incurred by or on behalf of a director or officer in advance of the final disposition of any action or proceeding, subject to very limited exceptions.

Further, we have entered into indemnification agreements with each of our directors and executive officers that may be broader than the specific indemnification provisions contained in the DGCL. These indemnification agreements require us, among other things, to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service. These indemnification agreements also require us to advance all expenses incurred by the directors and executive officers in investigating or defending any such action, suit, or proceeding. We believe that these agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers.
The limitation of liability and indemnification provisions that are included in our certificate of incorporation and bylaws, and in indemnification agreements that we enter into with our directors and executive officers, may discourage stockholders from bringing a lawsuit against our directors and executive officers for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against our directors and executive officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be harmed to the extent that we pay the costs of settlement and damage awards against directors and executive officers as required by these indemnification provisions. As described in the Original Filing, a consolidated federal putative class action was filed against the Company and certain of its executive officers in 2019. On March 2, 2021, the court granted our motion to dismiss the case and, on March 23, 2021, judgment was entered dismissing the case with prejudice. On April 20, 2021, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit. On July 29, 2021, plaintiff filed its opening brief in the appeal, and on October 13, 2021, the Company and the executive officer defendants filed their answering brief. Oral arguments occurred on February 7, 2022. On March 2, 2022, the Ninth Circuit affirmed the District Court’s dismissal. A stipulation of dismissal was filed on April 18, 2022 in regards to the related derivative action, as described in the Original Filing, and a court decision on the stipulation remains pending. At present, we are not aware of any pending litigation or proceeding involving any person who is or was one of our directors, officers, employees, or other agents or is or was serving at our request as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, for which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.
We have obtained insurance policies under which, subject to the limitations of the policies, coverage is provided to our directors and executive officers against loss arising from claims made by reason of breach of fiduciary duty or other wrongful acts as a director or executive officer, including claims relating to public securities matters, and to us with respect to payments that may be made by us to these directors and executive officers pursuant to our indemnification obligations or otherwise as a matter of law.
Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or persons controlling our Company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.
Procedures for approval of related party transactions
The Audit Committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” other than Service Compensation, which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person will be defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and their immediate family members. Our Audit Committee charter provides that the Audit Committee shall review and approve or disapprove any related party transactions.
Board independence
2
Our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our Board has determined that Mmes. Koplow-McAdams, Agrawal, and Wilson and Messrs. Bass, Frandsen, Szkutak, Gayle and Johnson do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing standards of the NYSE. In making these determinations, our Board considered the current and prior relationships that each non-employee
director has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee
director and the transactions involving them described in the section titled “Transactions with related persons.”

2	During fiscal year 2021, Michael J. Curtis was a member of the Compensation Committee and was an independent director during that time.

I TEM 14.	P RINCIPAL A CCOUNTANT F EES AND S ERVICES
Selection of independent registered public accounting firm Auditor fees
The following table sets forth the fees billed or expected to be billed by Ernst & Young LLP for audit, audit-related, tax, and all other services rendered for 2021 and 2020:

Fee Category	2021($)	2020($)
Audit Fees	3,336,563	3,363,227
Audit-Related Fees	748,500	439,500
Tax Fees	1,266,234	772,775
All Other Fees	3,170	2,905

Total Fees	5,354,467	4,578,408

Consist of aggregate fees for professional services provided in connection with the annual audits of our consolidated financial statements and internal control over financial reporting, the review of our quarterly condensed consolidated financial statements, and fees related to accounting matters that were addressed during the annual audit and quarterly reviews. This category also includes fees for services that were incurred in connection with statutory and regulatory filings or engagements.
Audit-related fees
Consist of aggregate fees for professional services related to Statement on Standards for Attestation Engagements (“SSAE”) No. 16, and other services that were reasonably related to the performance of audits or reviews of our consolidated financial statements and were not reported above under “Audit Fees.”
Tax fees
Consist of aggregate fees for tax compliance and consultation services.
All other fees
Consist of aggregate fees billed for products and services provided by the independent registered public accounting firm other than those disclosed above, which include subscription fees paid for access to online accounting research software applications and data.
Policy on Audit Committee
pre-approval
of audit and permissible
non-audit
services of independent registered public accounting firm
We have adopted a policy under which the Audit Committee must pre-approve
all audit and permissible
non-audit
services to be provided by the independent registered public accounting firm. As part of its review, the Audit Committee also considers whether the categories of pre-approved
services are consistent with the rules on accountant independence of the SEC and the Public Company Accounting Oversight Board. The Audit Committee has
pre-approved
all services performed since the
pre-approval
policy was adopted.
Report of the Audit Committee of the Board of Directors
The information contained in this Audit Committee report shall not be deemed to be (1) “soliciting material,” (2) “filed” with the SEC, (3) subject to Regulations 14A or 14C of the Exchange Act, or (4) subject to the liabilities of Section 18 of the Exchange Act. No portion of this Audit Committee report shall be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act, except to the extent that Zendesk specifically incorporates this report or a portion of it by reference. In addition, this report shall not be deemed filed under either the Securities Act or the Exchange Act.
This report is submitted by the Audit Committee of our Board. The Audit Committee consists of the four directors whose names appear below. None of the members of the Audit Committee is an officer or employee of Zendesk, and our Board has determined that each member of the Audit Committee is “independent” for Audit Committee purposes as that term is defined under Rule
10A-3
of the Exchange Act, and the applicable NYSE rules. Each member of the Audit Committee meets the requirements for financial literacy under the applicable rules and regulations of the SEC and NYSE.
The Audit Committee’s general role is to assist our Board in monitoring our financial reporting process and related matters. Its specific responsibilities are set forth in its charter.
The Audit Committee has reviewed the Company’s audited consolidated financial statements for fiscal year 2021 and met with management, as well as with representatives of Ernst & Young LLP, the Company’s independent registered public accounting firm, to discuss the audited consolidated financial statements. The Audit Committee also discussed with members of Ernst & Young LLP the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board and Commission.
In addition, the Audit Committee received the written disclosures and the letter from Ernst & Young LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence, and discussed with members of Ernst & Young LLP its independence.
Based on these discussions, the financial statement review, and other matters it deemed relevant, the Audit Committee recommended to our Board that the Company’s audited consolidated financial statements for fiscal year 2021 be included in its Annual Report on Form
10-K
for 2021.
Audit Committee
Thomas Szkutak (Chair)
Michelle Wilson
Michael Frandsen
Brandon Gayle

PART IV

I TEM 15.	E XHIBITS AND F INANCIAL S TATEMENT S CHEDULES
(a) The following documents are filed as a part of this report:

1.	Financial Statements:
The financial statements listed on the Index to Consolidated Financial Statements in Item 8 of the Original Filing are included in Item 8 of the Original Filing.

2.	Financial Statement Schedules
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3.	Exhibits
The documents listed in the Exhibit Index of this report are incorporated by reference or are filed with this report, in each case as indicated therein.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 28, 2021, by and among Zendesk, Inc., Milky Way Acquisition Corp. and Momentive Global Inc.	8-K	001-36456	2.1	October 29, 2021

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36456	3.1	August 7, 2014

3.2	Amended and Restated By-laws of the Registrant.	10-Q	001-36456	3.2	July 30, 2021

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	333-195176	4.1	May 5, 2014

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Act of 1934.	10-K	001-36456	4.2	February 13, 2020

4.3	Indenture, dated as of June 16, 2020, between Zendesk, Inc. and Wilmington Trust, National Association, as Trustee.	8-K	001-36456	4.1	June 17, 2020

4.4	Form of 0.625% Convertible Senior Notes due 2025 (included in Exhibit 4.1)	8-K	001-36456	4.2	June 17, 2020

10.1#	2009 Stock Option and Grant Plan, as amended, and related form agreements.	S-1	333-195176	10.2	April 10, 2014

10.2#	2014 Stock Option and Incentive Plan, and related form agreements.	10-K	001-36456	10.2	February 15, 2022

10.3#	Amendment No. 1 to the 2014 Stock Option and Incentive Plan.

10.4#	2014 Employee Stock Purchase Plan, as amended.	10-Q	001-36456	10.2	November 6, 2014

10.5#	Form of Inducement Option Agreement.	8-K	001-36456	10.1	May 6, 2016

10.6#	Form of Inducement RSU Agreement.	8-K	001-36456	10.2	May 6, 2016

10.7#	Offer Letter between the Registrant and Adrian McDermott, dated as of June 16, 2010.	S-1	333-195176	10.7	April 10, 2014

10.8#	Offer Letter between the Registrant and John Geschke, dated as of May 30, 2012.	10-K	001-36456	10.9	February 26, 2016

10.9#	Offer Letter between the Registrant and Elena Gomez, dated as of April 6, 2016.	10-K	001-36456	10.9	February 27, 2017

10.10#	Offer Letter between the Registrant and Tom Keiser, dated as of March 29, 2016.	10-K	001-36456	10.10	February 27, 2017

10.11#	Offer Letter between the Registrant and Norman Gennarro, dated as of November 26, 2017.	10-K	001-36456	10.11	February 22, 2018

10.12#	Offer Letter between the Registrant and Jeffrey Titterton, dated as of April 6, 2017.	10-K	001-36456	10.12	February 22, 2018

10.13#	Offer Letter between the Registrant and InaMarie Johnson, dated as of April 26, 2018.	10-K	001-36456	10.13	February 14, 2019

10.14#	Offer Letter between the Registrant and Alex Constantinople, dated as of March 3, 2021.	8-K	001-36456	10.1	May 3, 2021

10.15#	Offer Letter between the Registrant and Shelagh Glaser, dated as of April 27, 2021.	8-K	001-36456	10.2	May 3, 2021

10.16#	Letter between the Registrant and Adrian McDermott, dated as of April 6, 2021.	8-K	001-36456	10.3	May 3, 2021

10.17#	Letter between the Registrant and Jeffrey Titterton, dated as of April 6, 2021.	8-K	001-36456	10.4	May 3, 2021

10.18#	Offer Letter between the Registrant and Michael Curtis, dated as of January 21, 2022.

10.19	Office Lease between the Registrant and 989 Market Street, LLC, dated as of April 29, 2011.	S-1	333-195176	10.8	April 10, 2014

10.20	First Amendment to Lease between the Registrant and 989 Market Street, LLC, dated as of June 28, 2011.	S-1	333-195176	10.9	April 10, 2014

10.21	Second Amendment to Lease between the Registrant and 989 Market Street, LLC, dated as of August 11, 2011.	S-1	333-195176	10.10	April 10, 2014

10.22	Third Amendment to Lease between the Registrant and HMC Mid-Market Ventures LLC, dated as of September 11, 2013.	S-1	333-195176	10.11	April 10, 2014

10.23	Fourth Amendment to Lease between the Registrant and ASB 989 Market, LLC, dated as of January 19, 2017.	10-Q	001-36456	10.1	May 8, 2017

10.24	Fifth Amendment to Lease between the Registrant and ASB 989 Market, LLC, dated as of August 2, 2017.	10-Q	001-36456	10.1	November 3, 2017

10.25	Sixth Amendment to Lease between the Registrant and ASB 989 Market, LLC, dated as of January 25, 2019.	10-K	001-36456	10.20	February 14, 2019

10.26	Seventh Amendment to Lease between the Registrant and ASB 989 Market, LLC, dated as of December 17, 2019.	10-K	001-36456	10.20	February 13, 2020

10.27	Eighth Amendment to Lease between the Registrant and ASB 989 Market, LLC, dated as of December 17, 2019.	10-K	001-36456	10.21	February 13, 2020

10.28	Lease Agreement between the Registrant and 1019 Market St. Property, LLC, dated as of September 6, 2013, as amended.	10-Q	001-36456	10.1	November 6, 2014

10.29	Lease by and between Zendesk, Inc. and 1035 Market Street, LLC., dated June 22, 2016.	8-K	001-36456	10.1	June 27, 2016

10.30	Lease Agreement by and between Marlin Cove, Inc. and SF Prosperity I, LLC, as tenants in common and the Registrant.	10-Q	001-36456	10.2	August 3, 2018

10.31	Indenture, dated as of March 20, 2018, between Zendesk, Inc., and Wilmington Trust, National Association, as trustee.	8-K	001-36456	4.1	March 20, 2018

10.32	Form of 0.25% Convertible Senior Notes due 2023.	8-K	001-36456	4.1	March 20, 2018

10.33	Form of Capped Call Confirmation.	8-K	001-36456	10.1	March 20, 2018

10.34#	Amended and Restated Non-Employee Director Compensation Policy.	8-K	001-36456	10.4	April 29, 2021

10.35#	Amended and Restated Executive Incentive Bonus Plan.	8-K	001-36456	10.1	April 6, 2021

10.36#	Zendesk, Inc. Change in Control Acceleration Plan.	8-K	001-36456	10.1	May 15, 2015

10.37#	Forms of Indemnification Agreement.	8-K	001-36456	10.1	July 30, 2021

10.38	Form of Capped Call Transaction Confirmation.	8-K	001-36456	10.1	June 17, 2020

10.39	Voting Agreement, dated as of October 28, 2021, by and among Zendesk, Inc., Momentive Global Inc. and Ryan Nabil Finley.	8-K	001-36456	10.1	October 29, 2021

10.40	Voting Agreement, dated as of October 28, 2021, by and among Zendesk, Inc., Momentive Global Inc. and Sheryl K Sandberg Revocable Trust Dated 9/3/2004.	8-K	001-36456	10.2	October 29, 2021

10.41	Voting Agreement, dated as of October 28, 2021, by and among Zendesk, Inc., Momentive Global Inc. and SM Profits, LLC.	8-K	001-36456	10.3	October 29, 2021

10.42	Voting Agreement, dated as of October 28, 2021, by and among Zendesk, Inc., Momentive Global Inc. and Alexander Joseph Lurie.	8-K	001-36456	10.4	October 29, 2021

10.43	Voting Agreement, dated as of October 28, 2021, by and among Zendesk, Inc., Momentive Global Inc. and Eliza and Larry Becker Family 2018 Irrevocable Trust Dated May 31, 2018.	8-K	001-36456	10.5	October 29, 2021

10.44	Voting Agreement, dated as of October 28, 2021, by and among Zendesk, Inc., Momentive Global Inc. and Jason and Jennifer Lurie Family 2018 Irrevocable Trust Dated May 31, 2018.	8-K	001-36456	10.6	October 29, 2021

10.45	Voting Agreement, dated as of October 28, 2021, by and among Zendesk, Inc., Momentive Global Inc. and Scott and Caitlin Vogelsong Family 2018 Irrevocable Trust Dated May 31, 2018.	8-K	001-36456	10.7	October 29, 2021

10.46#	Death and Leave of Absence Policy.	10-K	001-36456	10.45	February 15, 2022

21.1	List of Significant Subsidiaries of the Registrant.	10-K	001-36456	21.1	February 15, 2022

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-36456	23.1	February 15, 2022

24.1	Power of Attorney (see Part IV of this Annual Report on Form 10-K).	10-K	001-36456	24.1	February 15, 2022

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	10-K	001-36456	3.21	February 15, 2022

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

#	Indicates management contract or compensatory plan, contract, or agreement.
*	Furnished previously with the Original Filing.

I TEM 16.	F ORM 10-K S UMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2022.

ZENDESK, INC.

By:	/s/ Shelagh Glaser
Name:	Shelagh Glaser
Title:	Chief Financial Officer