Form 10-K/A
period 2021-12-31
Zendesk, Inc.
filed 2022-07-01
CIK 1463172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K/A
Amendment No. 2

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number
1-6651

Zendesk, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-4411091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

989 Market Street	94103
San Francisco, California (Address of principal executive offices)	(Zip Code)
(415) 418-7506
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ZEN	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Act).    Yes  ☐    No  ☒

Auditor Firm:	Auditor Firm ID:	Auditor Firm Location:
Ernst & Young LLP	42	San Jose, California
The aggregate market value of common stock held by
non-affiliates
of the Registrant, computed by reference to the price at which the common stock was last sold on June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $9 billion. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the Registrant for any other purpose.
The number of shares of the Registrant’s Common Stock outstanding as of June 22, 2022 was 123,270,893.

EXPLANATORY NOTE
Zendesk, Inc. (“Zendesk,” the “Company,” the “Registrant” or “we”) filed its Annual Report on
Form 10-K
for the fiscal year ended December 31, 2021 (the “Original Filing”) with the U.S. Securities and Exchange Commission (the “SEC”) on February 15, 2022 and, on May 2, 2022, filed Amendment No. 1 to the Original Filing (“Amendment No. 1”) solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of the Original Filing, which information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form
10-K. Due
to printer error, an incorrect version of Amendment No. 1 was filed, which omitted page 37 of Amendment No. 1 and duplicated page 38 of Amendment No.1. This Amendment No. 2 to the Original Filing is being filed solely to correct the printer error and to supplement Amendment No. 1 with the omitted page 37.
Pursuant to Rule
12b-15
under the Exchange Act, the Company is including Item 15 of Part IV of this Amendment No. 2, solely to file the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment No. 2 and this Amendment No. 2 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted. We are also not including the certifications under Section 906 of Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 2.
Except as described above, this Amendment No. 2 does not amend any other information set forth in the Original Filing or Amendment No. 1, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 2 should be read in conjunction with the Original Filing, Amendment No. 1 and with our filings with the SEC subsequent to the Original Filing, including Amendment No. 1.
PART III
ITEM  11. EXECUTIVE COMPENSATION
The section entitled “Executive Compensation—Potential payments upon termination or change in control” starting on page 36 and ending on page 38 of Amendment No. 1 is hereby amended and restated in its entirety with the following:
Potential payments upon termination or change in control
Acceleration of equity awards and severance
Mikkel Svane
. In the event of a “sale event” (as defined in the 2009 Plan or the 2014 Plan, as applicable), if Mr. Svane’s employment is terminated by us without “cause” or by Mr. Svane for “good reason” (with definitions consistent with those in the Acceleration Plan) at any time during the period that ends 12 months following the sale event, then 100% of the outstanding and unvested equity awards held by Mr. Svane will be fully accelerated.
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
Adrian McDermott
. Pursuant to the provisions of the Acceleration Plan, in the event of a “change in control” (as defined in the Acceleration Plan), if Mr. McDermott’s employment is terminated by us without “cause” or by Mr. McDermott for “good reason” (in each case, as defined in the Acceleration Plan) at any time during the period that ends 12 months following the change in control, then 100% of the outstanding and unvested equity awards held by Mr. McDermott will be fully accelerated.
Elena Gomez
. Pursuant to the provisions of the Acceleration Plan, in the event of a “change in control” (as defined in the Acceleration Plan), if Ms. Gomez’s employment had been terminated by us without “cause” or by Ms. Gomez for “good reason” (in each case, as defined in the Acceleration Plan) at any time during the period that ends 12 months following the change in control, then 100% of the outstanding and unvested equity awards held by Ms. Gomez would have been fully accelerated. Ms. Gomez’s employment with the Company terminated May 5, 2021.
Marc Cabi
. Pursuant to the provisions of the Acceleration Plan, in the event of a “change in control” (as defined in the Acceleration Plan), if Mr. McDermott’s employment had been terminated by us without “cause” or by Mr. McDermott for “good reason” (in each case, as defined in the Acceleration Plan) at any time during the period that ends 12 months following the change in control, then 100% of the outstanding and unvested equity awards held by Mr. McDermott would have been fully accelerated. Mr. Cabi’s employment with the Company terminated November 8, 2021.
Value of potential payments upon termination or change in control
PAYMENT ON QUALIFYING TERMINATION IN CONNECTION WITH CHANGE IN CONTROL($)
(1)

Name	Value of Accelerated Stock Options ($) (2)	Value of Accelerated Restricted Stock Units ($) (3)	Total ($)
Mikkel Svane,	1,286,317	5,352,789	6,639,106
Chief Executive Officer
Shelagh Glaser,	0	3,702,504	3,702,504
Chief Financial Officer
Adrian McDermott,	878,648	3,392,449	4,271,097
Chief Technology Officer
Norman Gennaro,	767,326	2,966,320	3,733,646
President, Worldwide Sales
Alex Constantinople,	0	2,549,578	2,549,578
Chief Marketing Officer
Marc Cabi,	0	0	0
Former Deputy Chief Financial Officer and Interim Principal Financial Officer
Elena Gomez,	0	0	0
Former Chief Financial Officer

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

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 28, 2021, by and among Zendesk, Inc., Milky Way Acquisition Corp. and Momentive Global Inc.	8-K	001-36456	2.1	October 29, 2021

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36456	3.1	August 7, 2014

3.2	Amended and Restated By-laws of the Registrant.	10-Q	001-36456	3.2	July 30, 2021

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	333-195176	4.1	May 5, 2014

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Act of 1934.	10-K	001-36456	4.2	February 13, 2020

4.3	Indenture, dated as of June 16, 2020, between Zendesk, Inc. and Wilmington Trust, National Association, as Trustee.	8-K	001-36456	4.1	June 17, 2020

4.4	Form of 0.625% Convertible Senior Notes due 2025 (included as Exhibit A of Exhibit 4.3)	8-K	001-36456	4.2	June 17, 2020

10.1#	2009 Stock Option and Grant Plan, as amended, and related form agreements.	S-1	333-195176	10.2	April 10, 2014

10.2#	2014 Stock Option and Incentive Plan, and related form agreements.	10-K	001-36456	10.2	February 15, 2022

10.3#	Amendment No. 1 to the 2014 Stock Option and Incentive Plan.	10-K/A	001-36456	10.3	May 2, 2022

10.4#	2014 Employee Stock Purchase Plan, as amended.	10-Q	001-36456	10.2	November 6, 2014

10.5#	Form of Inducement Option Agreement.	8-K	001-36456	10.1	May 6, 2016

10.6#	Form of Inducement RSU Agreement.	8-K	001-36456	10.2	May 6, 2016

10.7#	Offer Letter between the Registrant and Adrian McDermott, dated as of June 16, 2010.	S-1	333-195176	10.7	April 10, 2014

10.8#	Offer Letter between the Registrant and John Geschke, dated as of May 30, 2012.	10-K	001-36456	10.9	February 26, 2016

10.9#	Offer Letter between the Registrant and Elena Gomez, dated as of April 6, 2016.	10-K	001-36456	10.9	February 27, 2017

10.10#	Offer Letter between the Registrant and Tom Keiser, dated as of March 29, 2016.	10-K	001-36456	10.10	February 27, 2017

10.11#	Offer Letter between the Registrant and Norman Gennarro, dated as of November 26, 2017.	10-K	001-36456	10.11	February 22, 2018

10.12#	Offer Letter between the Registrant and Jeffrey Titterton, dated as of April 6, 2017.	10-K	001-36456	10.12	February 22, 2018

10.13#	Offer Letter between the Registrant and InaMarie Johnson, dated as of April 23, 2018.	10-K	001-36456	10.13	February 14, 2019

10.14#	Offer Letter between the Registrant and Alex Constantinople, dated as of March 3, 2021.	8-K	001-36456	10.1	May 3, 2021

10.15#	Offer Letter between the Registrant and Shelagh Glaser, dated as of April 27, 2021.	8-K	001-36456	10.2	May 3, 2021

10.16#	Letter between the Registrant and Adrian McDermott, dated as of April 6, 2021.	8-K	001-36456	10.3	May 3, 2021

10.17#	Letter between the Registrant and Jeffrey Titterton, dated as of April 6, 2021.	8-K	001-36456	10.4	May 3, 2021

10.18#	Offer Letter between the Registrant and Michael Curtis, dated as of January 21, 2022.	10-K/A	001-36456	10.17	May 2, 2022

10.19	Office Lease between the Registrant and 989 Market Street, LLC, dated as of April 29, 2011.	S-1	333-195176	10.8	April 10, 2014

10.20	First Amendment to Lease between the Registrant and 989 Market Street, LLC, dated as of June 28, 2011.	S-1	333-195176	10.9	April 10, 2014

10.21	Second Amendment to Lease between the Registrant and 989 Market Street, LLC, dated as of August 11, 2011.	S-1	333-195176	10.10	April 10, 2014

10.22	Third Amendment to Lease between the Registrant and HMC Mid-Market Ventures LLC, dated as of September 11, 2013.	S-1	333-195176	10.11	April 10, 2014

10.23	Fourth Amendment to Lease between the Registrant and ASB 989 Market, LLC, dated as of January 19, 2017.	10-Q	001-36456	10.1	May 8, 2017

10.24	Fifth Amendment to Lease between the Registrant and ASB 989 Market, LLC, dated as of August 2, 2017.	10-Q	001-36456	10.1	November 3, 2017

10.25	Sixth Amendment to Lease between the Registrant and ASB 989 Market, LLC, dated as of January 25, 2019.	10-K	001-36456	10.20	February 14, 2019

10.26	Seventh Amendment to Lease between the Registrant and ASB 989 Market, LLC, dated as of December 17, 2019.	10-K	001-36456	10.20	February 13, 2020

10.27	Eighth Amendment to Lease between the Registrant and ASB 989 Market, LLC, dated as of December 17, 2019.	10-K	001-36456	10.21	February 13, 2020

10.28	Lease Agreement between the Registrant and 1019 Market St. Property, LLC, dated as of September 6, 2013, as amended.	10-Q	001-36456	10.1	November 6, 2014

10.29	Lease by and between Zendesk, Inc. and 1035 Market Street, LLC., dated June 22, 2016.	8-K	001-36456	10.1	June 27, 2016

10.30	Lease Agreement by and between Marlin Cove, Inc. and SF Prosperity I, LLC, as tenants in common and the Registrant, dated as of June 22, 2018.	10-Q	001-36456	10.2	August 3, 2018

10.31	Indenture, dated as of March 20, 2018, between Zendesk, Inc., and Wilmington Trust, National Association, as trustee.	8-K	001-36456	4.1	March 20, 2018

10.32	Form of 0.25% Convertible Senior Notes due 2023.	8-K	001-36456	4.1	March 20, 2018

10.33	Form of Capped Call Confirmation.	8-K	001-36456	10.1	March 20, 2018

10.34#	Amended and Restated Non-Employee Director Compensation Policy.	8-K	001-36456	10.1	April 29, 2021

10.35#	Amended and Restated Executive Incentive Bonus Plan.	8-K	001-36456	10.1	April 6, 2021

10.36#	Zendesk, Inc. Change in Control Acceleration Plan.	8-K	001-36456	10.1	May 15, 2015

10.37#	Forms of Indemnification Agreement.	8-K	001-36456	10.1	July 30, 2021

10.38	Form of Capped Call Transaction Confirmation.	8-K	001-36456	10.1	June 17, 2020

10.39	Voting Agreement, dated as of October 28, 2021, by and among Zendesk, Inc., Momentive Global Inc. and Ryan Nabil Finley.	8-K	001-36456	10.1	October 29, 2021

10.40	Voting Agreement, dated as of October 28, 2021, by and among Zendesk, Inc., Momentive Global Inc. and Sheryl K Sandberg Revocable Trust Dated 9/3/2004.	8-K	001-36456	10.2	October 29, 2021

10.41	Voting Agreement, dated as of October 28, 2021, by and among Zendesk, Inc., Momentive Global Inc. and SM Profits, LLC.	8-K	001-36456	10.3	October 29, 2021

10.42	Voting Agreement, dated as of October 28, 2021, by and among Zendesk, Inc., Momentive Global Inc. and Alexander Joseph Lurie.	8-K	001-36456	10.4	October 29, 2021

10.43	Voting Agreement, dated as of October 28, 2021, by and among Zendesk, Inc., Momentive Global Inc. and Eliza and Larry Becker Family 2018 Irrevocable Trust Dated May 31, 2018.	8-K	001-36456	10.5	October 29, 2021

10.44	Voting Agreement, dated as of October 28, 2021, by and among Zendesk, Inc., Momentive Global Inc. and Jason and Jennifer Lurie Family 2018 Irrevocable Trust Dated May 31, 2018.	8-K	001-36456	10.6	October 29, 2021

10.45	Voting Agreement, dated as of October 28, 2021, by and among Zendesk, Inc., Momentive Global Inc. and Scott and Caitlin Vogelsong Family 2018 Irrevocable Trust Dated May 31, 2018.	8-K	001-36456	10.7	October 29, 2021

10.46#	Death and Leave of Absence Policy.	10-K	001-36456	10.45	February 15, 2022

21.1	List of Significant Subsidiaries of the Registrant.	10-K	001-36456	21.1	February 15, 2022

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-36456	23.1	February 15, 2022

24.1	Power of Attorney (see Part IV of the Original Filing).	10-K	001-36456	24.1	February 15, 2022

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	10-K	001-36456	32.1	February 15, 2022

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

#	Indicates management contract or compensatory plan, contract, or agreement.
*	Furnished previously with the Original Filing.
I
TEM
16. F
ORM
10-K
S
UMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 1, 2022.

ZENDESK, INC.

By:	/s/ Shelagh Glaser
Name:	Shelagh Glaser
Title:	Chief Financial Officer