Form 10-Q
period 2022-06-30
Zendesk, Inc.
filed 2022-07-29
CIK 1463172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of July 28, 2022, there were 123,434,222 shares of the registrant’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ZENDESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$567,980	$476,103
Marketable securities	590,263	539,780
Accounts receivable, net of allowance for credit losses of $5,742 and $6,190 as of June 30, 2022 and December 31, 2021, respectively	258,127	273,898
Deferred costs	82,497	72,042
Prepaid expenses and other current assets	71,514	56,809
Total current assets	1,570,381	1,418,632
Marketable securities, noncurrent	473,949	559,652
Property and equipment, net	90,955	97,815
Deferred costs, noncurrent	78,266	72,553
Lease right-of-use assets	48,259	69,936
Goodwill and intangible assets, net	193,610	197,098
Other assets	36,689	35,593
Total assets	$2,492,109	$2,451,279
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$70,682	$49,213
Accrued liabilities	56,562	50,075
Accrued compensation and related benefits	105,297	138,127
Deferred revenue	563,873	512,933
Lease liabilities	21,977	21,253
Current portion of convertible senior notes, net	148,687	139,738
Total current liabilities	967,078	911,339
Convertible senior notes, net	1,137,424	979,350
Deferred revenue, noncurrent	6,326	4,277
Lease liabilities, noncurrent	51,727	63,212
Other liabilities	2,733	3,883
Total liabilities	2,165,288	1,962,061
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,232	1,215
Additional paid-in capital	1,568,922	1,637,157
Accumulated other comprehensive loss	(22,176)	(8,911)
Accumulated deficit	(1,221,157)	(1,140,243)
Total stockholders’ equity	326,821	489,218
Total liabilities and stockholders’ equity	$2,492,109	$2,451,279
See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$407,208	$318,216	$795,535	$616,264
Cost of revenue (1)	82,790	66,743	158,468	127,637
Gross profit	324,418	251,473	637,067	488,627
Operating expenses (1):
Research and development	110,539	82,826	218,616	156,609
Sales and marketing	209,160	165,250	410,820	322,768
General and administrative	97,210	45,818	160,748	88,951
Total operating expenses	416,909	293,894	790,184	568,328
Operating loss	(92,491)	(42,421)	(153,117)	(79,701)
Other income (expense), net:
Interest expense	(3,121)	(14,591)	(6,242)	(29,006)
Interest and other income (expense), net	2,094	960	2,932	6,044
Total other income (expense), net	(1,027)	(13,631)	(3,310)	(22,962)
Loss before provision for income taxes	(93,518)	(56,052)	(156,427)	(102,663)
Provision for income taxes	1,564	2,355	5,601	4,709
Net loss	$(95,082)	$(58,407)	$(162,028)	$(107,372)
Net loss per share, basic and diluted	$(0.77)	$(0.49)	$(1.32)	$(0.91)
Weighted-average shares used to compute net loss per share, basic and diluted	122,841	119,050	122,404	118,484
(1) Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$6,982	$5,218	$13,159	$9,704
Research and development	20,482	17,024	39,769	32,697
Sales and marketing	31,120	24,501	57,920	47,733
General and administrative	14,775	9,951	26,449	18,934

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(95,082)	$(58,407)	$(162,028)	$(107,372)
Other comprehensive loss:
Net unrealized loss on available-for-sale investments	(5,140)	(826)	(17,045)	(2,801)
Net unrealized (loss) gain on derivative instruments	(3,499)	(61)	3,828	(5,618)
Other comprehensive loss	(8,639)	(887)	(13,217)	(8,419)
Comprehensive loss	$(103,721)	$(59,294)	$(175,245)	$(115,791)

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2022						Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	122,369	$1,223	$1,465,489	$(13,537)	$(1,126,075)	$327,100	118,358	$1,183	$1,399,014	$(4,329)	$(965,625)	$430,243
Issuance of common stock upon exercise of stock options	43	1	1,415	—	—	1,416	400	4	11,200	—	—	11,204
Issuance of common stock for settlement of RSUs and PRSUs	522	6	(2,267)	—	—	(2,261)	651	6	(3,510)	—	—	(3,504)
Issuance of common stock in connection with employee stock purchase plan	344	3	29,834	—	—	29,837	380	4	27,651	—	—	27,655
Share-based compensation	—	—	74,451	—	—	74,451	—	—	57,762	—	—	57,762
Other comprehensive loss	—	—	—	(8,639)	—	(8,639)	—	—	—	(887)	—	(887)
Net loss	—	—	—	—	(95,082)	(95,082)	—	—	—	—	(58,407)	(58,407)
Other	—	—	—	—	—	—	—	—	—	—	61	61
Balances at end of period	123,278	$1,232	$1,568,922	$(22,176)	$(1,221,157)	$326,821	119,789	$1,197	$1,492,117	$(5,216)	$(1,023,971)	$464,127

	Six Months Ended June 30, 2022						Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	121,598	$1,215	$1,637,157	$(8,911)	$(1,140,243)	$489,218	117,489	$1,174	$1,344,337	$3,203	$(916,883)	$431,831
Cumulative effect adjustment resulting from the adoption of ASU 2020-06 (Note 1)	—	—	(245,690)	—	81,114	(164,576)	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	378	4	12,228	—	—	12,232	608	6	15,129	—	—	15,135
Issuance of common stock for settlement of RSUs and PRSUs	958	10	(3,966)	—	—	(3,956)	1,312	13	(6,316)	—	—	(6,303)
Issuance of common stock in connection with employee stock purchase plan	344	3	29,834	—	—	29,837	380	4	27,651	—	—	27,655
Share-based compensation	—	—	139,359	—	—	139,359	—	—	111,316	—	—	111,316
Other comprehensive loss	—	—	—	(13,217)	—	(13,217)	—	—	—	(8,419)	—	(8,419)
Net loss	—	—	—	—	(162,028)	(162,028)	—	—	—	—	(107,372)	(107,372)
Other	—	—	—	(48)	—	(48)	—	—	—	—	284	284
Balances at end of period	123,278	$1,232	$1,568,922	$(22,176)	$(1,221,157)	$326,821	119,789	$1,197	$1,492,117	$(5,216)	$(1,023,971)	$464,127
See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(162,028)	$(107,372)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	19,657	18,623
Share-based compensation	137,297	109,068
Amortization of deferred costs	42,044	30,942
Amortization of debt discount and issuance costs	2,446	25,219
Real estate impairments	24,908	—
Allowance for credit losses on accounts receivable	3,977	4,495
Other, net	4,565	123
Changes in operating assets and liabilities:
Accounts receivable	8,680	(11,498)
Prepaid expenses and other current assets	(8,998)	(1,739)
Deferred costs	(56,963)	(53,251)
Lease right-of-use assets	8,588	8,818
Other assets and liabilities	(979)	(1,850)
Accounts payable	22,156	5,377
Accrued liabilities	1,327	(2,561)
Accrued compensation and related benefits	(28,905)	(5,961)
Deferred revenue	52,183	59,139
Lease liabilities	(9,718)	(17,099)
Net cash provided by operating activities	60,237	60,473
Cash flows from investing activities
Purchases of property and equipment	(12,850)	(5,957)
Internal-use software development costs	(5,896)	(7,538)
Purchases of marketable securities	(364,788)	(504,850)
Proceeds from maturities of marketable securities	265,659	380,608
Proceeds from sales of marketable securities	114,610	57,061
Purchases of strategic investments	(1,000)	—
Net cash used in investing activities	(4,265)	(80,676)
Cash flows from financing activities
Proceeds from exercises of employee stock options	12,231	15,135
Proceeds from employee stock purchase plan	28,035	26,778
Taxes paid related to net share settlement of share-based awards	(3,957)	(6,302)
Net cash provided by financing activities	36,309	35,611
Effect of exchange rate changes on cash, cash equivalents and restricted cash	63	(19)
Net increase in cash, cash equivalents and restricted cash	92,344	15,389
Cash, cash equivalents and restricted cash at beginning of period	477,350	407,859
Cash, cash equivalents and restricted cash at end of period	$569,694	$423,248

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$567,980	$422,810
Restricted cash included in prepaid expenses and other current assets	1,714	433
Restricted cash included in other assets	—	5
Total cash, cash equivalents and restricted cash	$569,694	$423,248

Supplemental cash flow data
Cash paid for interest	$3,780	$3,780
Cash paid for taxes	$6,125	$5,496
Non-cash investing and financing activities
Balance of property and equipment in accounts payable and accrued expenses	$3,098	$1,315
Share-based compensation capitalized in internal-use software development costs	$815	$916
Share-based compensation capitalized in deferred costs	$1,247	$1,329
Property and equipment acquired through tenant improvement allowances	$1,208	$—
See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Overview and Basis of Presentation
Company and Background
Zendesk was founded in Denmark in 2007 and reincorporated in Delaware in April 2009.
Founded in 2007, Zendesk is a service-first customer relationship management company, built to give organizations of all sizes, in every industry, the ability to deliver a transparent, responsive and empowering customer experience. With solutions designed to address an increasingly broad set of customer interactions, Zendesk allows organizations to deliver omnichannel customer service and customize and build apps across the customer journey. Zendesk has evolved its offerings over time to product and platform solutions that work together to help organizations understand the broader customer journey, improve communications across all channels and engage where and when it’s needed most.
References to Zendesk, the “Company,” “our,” or “we” refer to Zendesk, Inc. and its subsidiaries on a consolidated basis.
Proposed Merger
On June 24, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to be acquired by an investor group led by Permira Advisers LLC (“Permira”) and Hellman & Friedman Advisors LLC (“H&F”) in an all-cash transaction valued at approximately $10.2 billion. Under the terms of the Merger Agreement, our stockholders will receive $77.50 per share. The transaction is expected to close in the fourth quarter of 2022, and is subject to customary closing conditions, including approval by our stockholders. Upon closing of the transaction, Zendesk will operate as a privately-held company.

See Note 15 of the Notes to our Condensed Consolidated Financial Statements for further details.
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K, for the year ended December 31, 2021, filed with the SEC on February 15, 2022. There have been no changes to our significant accounting policies described in the Annual Report on Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes, except for the methodology to value market-based stock awards described in Note 10 of the Notes to our Condensed Consolidated Financial Statements and the accounting for convertible debt instruments described below.
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
Concentrations of Risk
As of June 30, 2022 and December 31, 2021, no customers represented 10% or greater of our total accounts receivable balance. There were no customers that individually exceeded 10% of our revenue during the three and six months ended June 30, 2022 and 2021.
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2020-06 (“ASU 2020-06”), regarding Accounting Standards Codification, or ASC, Topic 470 “Debt” and ASC Topic 815 “Derivatives and Hedging,” which reduces the number of accounting models for convertible instruments, including amending the calculation of diluted earnings per share and the balance sheet presentation of those instruments, as well as the resulting recognition of interest expense, among other changes. We adopted this standard as of January 1, 2022 using the modified retrospective method.
Adoption under the modified retrospective method impacted the 2023 Notes and 2025 Notes (as each is defined below) outstanding as of January 1, 2022, and resulted in the re-combination of the liability and equity components of each instrument into a single liability instrument measured at amortized cost. As a result, at transition the Company recorded a $246 million decrease to additional paid-in-capital, net of income tax effects, to remove the equity component separately recorded for the conversion features associated with the Notes (as defined below), a $165 million increase to the total carrying value of the Notes, to reflect the full principal amount of the Notes outstanding net of issuance costs, and a $81 million cumulative effect decrease to the beginning balance of accumulated deficit, net of income tax effects. Interest expense recognized in future periods will be reduced as a result of accounting for each instrument as a single liability measured at amortized cost. In addition, ASU 2020-06 also requires the use of the if-converted method in calculating diluted earnings per share for convertible instruments. Since the Company had a net loss for the three and six months ended June 30, 2022, the convertible senior notes were determined to be anti-dilutive and therefore had no impact to basic or diluted net loss per share for the periods as a result of adopting ASU 2020-06.

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
Note 3. Financial Instruments

Investments
The following tables present information about our financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurement at June 30, 2022
	Level 1	Level 2	Total
Description
U.S. Treasury securities	$—	$473,780	$473,780
Corporate bonds	—	407,259	407,259
Money market funds	296,670	—	296,670
Asset-backed securities	—	92,019	92,019
Agency securities	—	52,012	52,012
Commercial paper	—	49,286	49,286
Certificates of deposit and time deposits	—	10,841	10,841
Total	$296,670	$1,085,197	$1,381,867
Included in cash and cash equivalents			$317,655
Included in marketable securities			$1,064,212

	Fair Value Measurement at December 31, 2021
	Level 1	Level 2	Total
Description
U.S. Treasury securities	$—	$480,726	$480,726
Corporate bonds	—	430,018	430,018
Money market funds	234,123	—	234,123
Asset-backed securities	—	93,620	93,620
Agency securities	—	50,057	50,057
Commercial paper	—	48,950	48,950
Certificates of deposit and time deposits	—	1,488	1,488
Total	$234,123	$1,104,859	$1,338,982
Included in cash and cash equivalents			$239,550
Included in marketable securities			$1,099,432

As of June 30, 2022 and December 31, 2021, there were no securities within Level 3 of the fair value hierarchy. There were no transfers between fair value measurement levels during the three and six months ended June 30, 2022 or 2021.
As of June 30, 2022, gross unrealized gains and gross unrealized losses for marketable securities were not material and $19 million, respectively. The aggregate amortized cost basis for cash equivalents and marketable securities was $1,401 million and excludes accrued interest of $3 million. The aggregate fair value of securities with unrealized losses was $989 million.
As of December 31, 2021, gross unrealized gains and gross unrealized losses for marketable securities were $1 million and $3 million, respectively. The aggregate amortized cost basis for cash equivalents and marketable securities was $1,341 million and excludes accrued interest of $3 million. The aggregate fair value of securities with unrealized losses was $795 million.

Unrealized losses for securities that have been in an unrealized loss position for more than 12 months as of June 30, 2022 and December 31, 2021 were $1 million and not material, respectively. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period. We intend to hold our marketable securities to maturity and it is unlikely that they would be sold before their cost bases are recovered.
The following table classifies our marketable securities by contractual maturity (in thousands):

	June 30, 2022	December 31, 2021
Due in one year or less	$590,263	$539,780
Due after one year and within five years	473,949	559,652
Total	$1,064,212	$1,099,432

As of June 30, 2022 and December 31, 2021, the balance of strategic investments without readily determinable fair values was $17 million and $16 million, respectively. There have been no adjustments to the carrying values of strategic investments resulting from impairments or observable price changes.
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
We include time value related to our cash flow hedges for effectiveness testing purposes and the entire change in the unrecognized value of our hedge contracts is recorded in accumulated other comprehensive income (loss), or AOCI. As of June 30, 2022, the balance of AOCI included an unrecognized net gain of $1 million related to the changes in the fair value of foreign currency forward contracts designated as cash flow hedges. We expect to reclassify a net loss of $1 million into earnings over the next 12 months associated with our cash flow hedges.
The following tables present information about our derivative instruments on our consolidated balance sheets (in thousands):

	June 30, 2022
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$13,110	Accrued liabilities	$15,944
Total		$13,110		$15,944

	December 31, 2021
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$6,439	Accrued liabilities	$9,422
Total		$6,439		$9,422

Our foreign currency forward contracts had a total notional value of $537 million and $488 million as of June 30, 2022 and December 31, 2021, respectively. We have a master netting arrangement with each of our counterparties, which permit net settlement of multiple, separate derivative contracts with a single payment. We do not have collateral requirements with any of our counterparties. GAAP permits companies to present the fair value of derivative instruments on a net basis according to master netting arrangements. We have elected to present our derivative instruments on a gross basis in our consolidated financial statements. We do not enter into any derivative contracts for trading or speculative purposes. All derivatives have been designated as hedging instruments.
The following table presents information about our foreign currency forward contracts on our consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended June 30,		Six Months Ended June 30,
Classification	2022	2021	2022	2021
Revenue	$2,392	$(1,373)	$3,186	$(2,081)
Cost of revenue	(901)	400	(1,406)	890
Research and development	(1,272)	488	(1,946)	1,003
Sales and marketing	(2,384)	1,044	(3,620)	2,073
General and administrative	(742)	290	(1,135)	707
Total	$(2,907)	$849	$(4,921)	$2,592
The loss recognized in AOCI related to foreign currency forward contracts was $6 million for the three months ended June 30, 2022. The gain recognized in AOCI related to foreign currency forward contracts was $1 million for the three months ended June 30, 2021. The loss recognized in AOCI related to foreign currency forward contracts was $1 million and $3 million for the six months ended June 30, 2022 and 2021, respectively.

The cash flow effects related to foreign currency forward contracts are included within operating activities on our consolidated statements of cash flows.
Convertible Senior Notes
As of June 30, 2022, the fair values of our 0.25% convertible senior notes due 2023 and our 0.625% convertible senior notes due 2025 were $177 million and $973 million, respectively. We estimate the fair value of our convertible senior notes based on their last traded prices or market observable inputs, resulting in a Level 2 classification in the fair value hierarchy. Based on the closing price of our common stock of $74.07 on the last trading day of the quarter, the if-converted value of the 2025 convertible senior notes did not exceed the principal amount of $1,150 million, and the if-converted value of the 2023 convertible senior notes exceeded the remaining principal amount by $26 million as of June 30, 2022.

Note 4. Costs to Obtain Customer Contracts
The balance of deferred costs to obtain customer contracts was $161 million and $145 million as of June 30, 2022 and December 31, 2021, respectively. Amortization expense for deferred costs was $22 million and $16 million for the three months ended June 30, 2022 and 2021, respectively, and $42 million and $31 million for the six months ended June 30, 2022 and 2021, respectively. There were no impairment losses related to deferred costs for the periods presented.

Note 5. Property and Equipment
Property and equipment, net consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Leasehold improvements	$61,219	$79,661
Capitalized internal-use software	61,013	58,135
Computer equipment and licensed software and patents	42,447	41,512
Furniture and fixtures	11,595	14,627
Construction in progress	19,458	20,927
Total	195,732	214,862
Less: accumulated depreciation and amortization	(104,777)	(117,047)
Property and equipment, net	$90,955	$97,815

Depreciation expense was $5 million and $6 million for the three months ended June 30, 2022 and 2021, respectively, and $11 million and $12 million for the six months ended June 30, 2022 and 2021, respectively.
Amortization expense of capitalized internal-use software was $2 million for each of the three months ended June 30, 2022 and 2021 and $4 million for each of the six months ended June 30, 2022 and 2021. The carrying values of capitalized internal-use software as of June 30, 2022 and December 31, 2021 were $42 million and $40 million, respectively, including $19 million and $15 million in construction in progress, respectively. These balances included $9 million and $7 million, respectively, of implementation costs incurred in hosting arrangements that are service contracts, all of which is included in construction in progress.

Note 6. Leases
The following table presents information about leases on our consolidated balance sheets (in thousands):

	June 30, 2022	December 31, 2021
Assets
Lease right-of-use assets	$48,259	$69,936
Liabilities
Lease liabilities	21,977	21,253
Lease liabilities, noncurrent	51,727	63,212

As of June 30, 2022, the weighted average remaining lease term was 5.5 years and the weighted average discount rate was 4.9%.
The following table presents information about leases on our consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease expense	$4,842	$5,506	$10,423	$11,128
Short-term lease expense	83	128	203	256
Variable lease expense	1,079	1,244	2,511	2,462
Sublease income	(634)	(434)	(995)	(874)

The following table presents supplemental cash flow information about our leases (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$11,240	$13,903
Operating lease assets obtained in exchange for new lease liabilities	2,754	1,397
In April 2022, our board of directors approved a plan to cease use or sublease certain leased premises across our real estate portfolio. As a result, we recorded an aggregate impairment charge of $25 million, which is the amount that the carrying value of the asset groups exceeded their estimated fair values. The asset groups primarily include lease right-of-use assets and leasehold improvements. The estimated fair values were based on the present value of the estimated cash flows that could be generated from subleasing each property for the remaining lease term, if applicable. The impairment charge was recorded in general and administrative expenses on our consolidated statement of operations. Further, in July 2022, our board of directors approved a plan to cease use of additional leased premises for which we expect to record an impairment charge in the third quarter of 2022 of approximately $3 million.

Note 7. Goodwill and Acquired Intangible Assets
Acquired intangible assets subject to amortization consist of the following (in thousands):

	As of June 30, 2022
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
				(In years)
Developed technology	$28,000	$(16,089)	$11,911	2.5
Customer relationships	14,300	(9,517)	4,783	3.0
	$42,300	$(25,606)	$16,694

	As of December 31, 2021
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
				(In years)
Developed technology	$28,000	$(13,734)	$14,266	3.0
Customer relationships	14,300	(8,233)	6,067	3.2
	$42,300	$(21,967)	$20,333

Amortization expense of acquired intangible assets was $2 million for each of the three months ended June 30, 2022 and 2021, and $4 million for each of the six months ended June 30, 2022 and 2021.
Estimated future amortization expense as of June 30, 2022 is as follows (in thousands):

Remainder of 2022	$3,658
2023	6,579
2024	4,837
2025	972
2026	488
Thereafter	160
$16,694

As of June 30, 2022 and December 31, 2021, the carrying amount of goodwill was $177 million. There was no material change to the carrying amount of goodwill for the six months ended June 30, 2022.

Note 8. Convertible Senior Notes

2025 Convertible Senior Notes

In June 2020, we issued $1,150 million aggregate principal amount of 0.625% convertible senior notes due June 15, 2025 in a private offering (the “2025 Notes”). The 2025 Notes are senior unsecured obligations and bear interest at a fixed rate of 0.625% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. The total net proceeds from the offering, after deducting initial purchase discounts and estimated debt issuance costs, were approximately $1,129 million.

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

During the three months ended June 30, 2022, the conditions allowing holders of the 2025 Notes to convert were not met. As the criteria for conversion were not met, the 2025 Notes are classified as a long-term liability as of June 30, 2022.

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

The net carrying amount of the liability component of the 2025 Notes is as follows (in thousands):

	June 30, 2022	December 31, 2021
Principal	$1,150,000	$1,150,000
Unamortized debt discount	—	(157,983)
Unamortized issuance costs	(12,576)	(12,667)
Net carrying amount	$1,137,424	$979,350

The net carrying amount of the equity component of the 2025 Notes is as follows (in thousands):

	June 30, 2022	December 31, 2021
Debt discount for conversion option	$—	$220,061
Issuance costs	—	(4,035)
Net carrying amount	$—	$216,026

The interest expense related to the 2025 Notes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$1,797	$1,797	$3,594	$3,594
Amortization of debt discount	—	10,155	—	20,184
Amortization of issuance costs	1,046	715	2,089	1,412
Total interest expense	$2,843	$12,667	$5,683	$25,190

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

2025 Capped Calls

In connection with the pricing of the 2025 Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “2025 Capped Calls”). The 2025 Capped Calls each have an initial strike price of approximately $108.76 per share, subject to certain adjustments, which correspond to the initial conversion price of the 2025 Notes. The 2025 Capped Calls have initial cap prices of $164.17 per share, subject to certain adjustments. The 2025 Capped Calls cover, subject to anti-dilution adjustments, approximately 10.6 million shares of our common stock. Conditions that cause adjustments to the initial strike price of the 2025 Capped Calls are similar to the conditions that result in corresponding adjustments for the 2025 Notes. The 2025 Capped Calls are generally intended to reduce or offset the potential dilution to our common stock upon any conversion of the 2025 Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. For accounting purposes, the 2025 Capped Calls are separate transactions, and not part of the terms of the 2025 Notes. As these transactions meet certain accounting criteria, the 2025 Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $130 million incurred in connection with the 2025 Capped Calls was recorded as a reduction to additional paid-in capital.

2023 Convertible Senior Notes

In March 2018, we issued $575 million aggregate principal amount of 0.25% convertible senior notes due March 15, 2023 in a private offering (the “2023 Notes”). The 2023 Notes are unsecured obligations and bear interest at a fixed rate of 0.25% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September

15, 2018. The total net proceeds from the offering, after deducting initial purchase discounts and estimated debt issuance costs, were approximately $561 million.

In connection with the offering of the 2025 Notes, we used $618 million of the net proceeds from the offering of the 2025 Notes to repurchase $426 million aggregate principal amount of the 2023 Notes in cash through individual privately negotiated transactions, or the “2023 Notes Partial Repurchase.” Pursuant to ASC 470-20, Debt with Conversion and Other Options ("ASC Subtopic 470-20") under existing accounting rules prior to adoption of ASU 2020-06, total consideration for the repurchase was separated into liability and equity components. Of the $618 million consideration, $393 million and $225 million were allocated to the debt and equity components on our consolidated balance sheets, respectively, utilizing an effective interest rate to determine the fair value of the liability component. The fair value of the liability component was estimated by calculating the present value of expected cash flows using an interest rate that reflects our incremental borrowing rate, with an estimated adjustment for our credit standing on nonconvertible debt with similar maturity. As of the repurchase date, the carrying value of the 2023 Notes subject to the 2023 Notes Partial Repurchase, net of unamortized debt discount and issuance costs, was $367 million. The 2023 Notes Partial Repurchase resulted in a $26 million loss on early debt extinguishment. Additionally, $39 million of the total consideration was related to repayment of the debt discount and reflected as a cash outflow from operating activities. As of June 30, 2022, $149 million of principal remains outstanding on the 2023 Notes.

Each $1,000 principal amount of the 2023 Notes will initially be convertible into 15.8554 shares of our common stock (the “Conversion Option”), which is equivalent to an initial conversion price of approximately $63.07 per share, subject to adjustment upon the occurrence of specified events.

The 2023 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 15, 2022, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “Measurement Period”), in which the trading price per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events (as set forth in the indenture). On or after December 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. If certain specified fundamental changes occur (as set forth in the indenture governing the 2023 Notes) prior to the maturity date, holders of the 2023 Notes may require us to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the 2023 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, we will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances.

During the three months ended June 30, 2022, the conditions allowing holders of the 2023 Notes to convert were not met. To date, we have received one request for conversion for an immaterial amount of 2023 Notes. Prior to the adoption of ASU 2020-06 on January 1, 2022, in accounting for the issuance of the 2023 Notes, the 2023 Notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The carrying amount of the equity component representing the Conversion Option was $125 million and was determined by deducting the fair value of the liability component from the par value of the 2023 Notes. The equity component was recorded in additional paid-in capital. The excess of the principal amount of the liability component over its carrying amount was amortized to interest expense over the contractual term of the 2023 Notes at an effective interest rate of 5.26%. The 2023 Notes are within one year of maturity and are therefore classified as a current liability as of June 30, 2022.

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

The net carrying amount of the liability component of the 2023 Notes is as follows (in thousands):

	June 30, 2022	December 31, 2021
Principal	$149,194	$149,194
Unamortized debt discount	—	(8,641)
Unamortized issuance costs	(507)	(815)
Net carrying amount	$148,687	$139,738

The net carrying amount of the equity component of the 2023 Notes is as follows (in thousands):

	June 30, 2022	December 31, 2021
Debt discount for conversion option	$—	$32,427
Issuance costs	—	(765)
Net carrying amount	$—	$31,662

The interest expense related to the 2023 Notes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$93	$93	$186	$186
Amortization of debt discount	—	1,677	—	3,333
Amortization of issuance costs	179	147	357	290
Total interest expense	$272	$1,917	$543	$3,809

2023 Capped Calls

In connection with the pricing of the 2023 Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “2023 Capped Calls”). The 2023 Capped Calls each have an initial strike price of approximately $63.07 per share, subject to certain adjustments, which correspond to the initial conversion price of the 2023 Notes. The 2023 Capped Calls have initial cap prices of $95.20 per share, subject to certain adjustments. The 2023 Capped Calls covered, subject to anti-dilution adjustments, approximately 9.1 million shares of our common stock. Conditions that cause adjustments to the initial strike price of the 2023 Capped Calls mirror conditions that result in corresponding adjustments for the 2023 Notes. The 2023 Capped Calls are generally intended to reduce or offset the potential dilution to our common stock upon any conversion of the 2023 Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. For accounting purposes, the 2023 Capped Calls are separate transactions, and not part of the terms of the 2023 Notes. As these transactions meet certain accounting criteria, the 2023 Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $64 million incurred in connection with the 2023 Capped Calls was recorded as a reduction to additional paid-in capital.

In June 2020, and in connection with the 2023 Notes Partial Repurchase, we terminated the 2023 Capped Calls corresponding to approximately 6.7 million shares for cash proceeds of $83 million. The proceeds were recorded as an increase to additional paid-in capital in the consolidated balance sheets. As of June 30, 2022, there remains outstanding 2023 Capped Calls giving the Company the option to purchase approximately 2.4 million shares (subject to adjustment).

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

On October 24, 2019 and November 7, 2019, purported stockholders of the Company filed two putative class action complaints in the United States District Court for the Northern District of California, entitled Charles Reidinger v. Zendesk, Inc., et al., 3:19-cv-06968-CRB and Ho v. Zendesk, Inc., et al., No. 3:19-cv-07361-WHA, respectively, against the Company and certain of the Company’s executive officers. The complaints are nearly identical and allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), purportedly on behalf of all persons who purchased Zendesk, Inc. common stock between February 6, 2019 and October 1, 2019, inclusive. The claims are based upon allegations that the defendants misrepresented and/or omitted material information in certain of our prior public filings. To this point, no discovery has occurred in these cases. The court appointed a lead plaintiff and consolidated the various lawsuits into a single action (Case No. 3:19-cv-06968-CRB), and the lead plaintiff filed its amended complaint on April 14, 2020 asserting the same alleged violations of securities laws as the initial complaints. On June 29, 2020, Zendesk and the executive officer defendants moved to dismiss the amended complaint. On November 9, 2020, the court granted Zendesk's motion to dismiss and granted plaintiff leave to amend its complaint. On January 8, 2021, plaintiff filed its second amended complaint and on January 22, 2021, Zendesk and the executive officer defendants moved to dismiss the second amended complaint. On March 2, 2021, the court granted Zendesk's motion to dismiss the second amended complaint. On March 23, 2021, judgment was entered in favor of Zendesk and the executive officer defendants. On April 20, 2021, plaintiff filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit (the "Ninth Circuit"). On July 29, 2021, plaintiff filed its opening brief in the appeal, and on October 13, 2021, the Company and the executive officer defendants filed their answering brief. On March 2, 2022, the Ninth Circuit affirmed dismissal. In May 2022, the deadline to file a writ of certiorari to the United States Supreme Court lapsed.

On June 2, 2020, a purported stockholder of the Company filed a derivative complaint in the United States District Court for the Northern District of California, entitled Anderson v. Svane, et al., 3:20-cv-03671, against certain of the Company’s executive officers and directors. The derivative complaint alleged breaches of fiduciary duty against all defendants, and an insider trading claim and violations of Section 10(b) of the Exchange Act against the officer defendants, purportedly on behalf of the Company itself. The claims were based on nearly identical allegations as the two putative class action complaints described above, namely that the defendants misrepresented and/or omitted material information in certain of our prior public filings. On July 27, 2020, the court ordered the derivative action related to the class action, and the derivative action was stayed pending resolution of the class action. On May 6, 2021, the court approved a joint stipulation to extend the stay pending the outcome of the appeal of the class action. On April 18, 2022, following the Ninth Circuit's affirmation of the dismissal of the class action, plaintiff filed a stipulation to dismiss the derivative action, which was granted by the court on May 20, 2022.

On May 27, 2022, Zendesk was named as a defendant in an employment-related putative class action captioned Roe, et al. v. Zendesk, No. 22-599855 (S.F. Super. Ct.). The complaint, filed by one current employee and three former employees, alleges violations of the California Equal Pay Act and Unfair Competition Law. Plaintiffs seek to represent a class consisting of all women who worked for Zendesk in California at any time during the four years preceding the filing of the complaint. Zendesk has a deadline of August 1, 2022, to respond. No damages were specified, and no settlement demands or offers have been made.

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

Note 10. Common Stock and Stockholders’ Equity
Common Stock
As of June 30, 2022 and December 31, 2021, there were 400 million shares of common stock authorized for issuance with a par value of $0.01 per share, and 123.3 million and 121.6 million shares were issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.
Preferred Stock
As of June 30, 2022 and December 31, 2021, there were 10 million shares of preferred stock authorized for issuance with a par value of $0.01 per share and no shares of preferred stock were issued or outstanding.
Employee Equity Plans
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (the “ESPP”), eligible employees are granted options to purchase shares of our common stock through payroll deductions. The ESPP provides for 18-month offering periods, which include three six-month purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of the offering period or the fair market value of our common stock at the end of the purchase period. During the three and six months ended June 30, 2022, 0.3 million shares of common stock were purchased under the ESPP. During the three and six months ended June 30, 2021, 0.4 million shares of common stock were purchased under the ESPP. Pursuant to the terms of the ESPP, the number of shares reserved under the ESPP increased by 1.2 million shares on January 1, 2022. As of June 30, 2022, 6.2 million shares of common stock were available for issuance under the ESPP.
Stock Option and Grant Plans

Our board of directors adopted the 2009 Stock Option and Grant Plan (the “2009 Plan”), in July 2009. The 2009 Plan was terminated in connection with our initial public offering in May 2014, and accordingly, no shares are available for issuance under this plan. The 2009 Plan continues to govern outstanding awards granted thereunder.
Our 2014 Stock Option and Incentive Plan (the “2014 Plan”), serves as the successor to our 2009 Plan. Pursuant to the terms of the 2014 Plan, the number of shares reserved for issuance under the 2014 Plan increased by 6.1 million shares on January 1, 2022. As of June 30, 2022, we had 20.9 million shares of common stock available for future grants under the 2014 Plan.
A summary of restricted stock unit, or “RSU”, activity for the six months ended June 30, 2022 is as follows (in thousands, except per share information):

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested — January 1, 2022	4,402	$113.97
Granted	3,634	106.86
Vested	(958)	103.15
Forfeited or canceled	(619)	112.60
Unvested — June 30, 2022	6,459	$111.71

The total fair value of RSUs vested during the six months ended June 30, 2022 and 2021 was $97 million and $183 million, respectively. The fair value of RSUs vested represents market value on the vesting date.
A summary of stock option activity for the six months ended June 30, 2022 is as follows (in thousands, except per share information):

	Stock Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding — January 1, 2022	3,457	$44.71	4.4	$222,460
Granted	492	116.56
Exercised	(378)	32.37
Forfeited or canceled	(71)	119.08
Outstanding — June 30, 2022	3,500	$54.63	5.0	$119,138

The aggregate intrinsic value for options outstanding represents the difference between the closing market price of our common stock on the last trading day of the reporting period and the exercise price of outstanding, in-the-money options.

The total intrinsic value of stock options exercised during the six months ended June 30, 2022 and 2021 was $30 million and $72 million, respectively. The intrinsic value for options exercised represents the difference between the exercise price and the market value on the date of exercise. The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2022 and 2021 was $43.72 and $52.60, respectively.
As of June 30, 2022, we had a total of $728 million in future expense related to our stock options, RSUs, and ESPP to be recognized over a weighted average period of 2.9 years.
Performance Restricted Stock Units
In the first quarter of 2022, the compensation committee of our board of directors granted performance-based restricted stock units, or PRSUs, representing a target of 0.1 million shares of common stock to certain senior executives. The PRSUs vest over a four-year service period. The PRSUs include a performance condition, based on company-wide revenue growth, and a market condition, based on our total Zendesk stockholder return as compared to the total stockholder return of the Russell 3000

Index, each measured over a one-year performance period. The PRSUs will vest in a percentage of the target number of shares depending on the extent the conditions are achieved and subject to the required service. The fair value of those PRSUs subject to the market condition was estimated on the date of grant using a Monte Carlo simulation, which incorporates various assumptions including the expected stock price volatility over the performance period and the stock price at the grant date.
The compensation cost is recognized under the accelerated attribution method. During the three and six months ended June 30, 2022, we recorded $2 million and $3 million of share-based compensation expense related to the PRSUs, respectively. The total future expense related to the PRSUs that are expected to vest as of June 30, 2022 is $11 million.

Note 11. Deferred Revenue and Performance Obligations
The changes in the balances of deferred revenue are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$526,520	$396,522	$517,210	$383,358
Billings	450,887	364,157	848,524	675,369
Subscription and services revenue	(382,250)	(302,014)	(746,626)	(584,853)
Other revenue*	(24,958)	(16,202)	(48,909)	(31,411)
Balance, end of period	$570,199	$442,463	$570,199	$442,463
*Other revenue primarily includes implementation and training services, usage-based revenue, and amounts from contract assets.

For the three months ended June 30, 2022 and June 30, 2021, the majority of revenue recognized was from the deferred revenue balances at the beginning of each period. For the six months ended June 30, 2022 and 2021, approximately half of revenue recognized was from the deferred revenue balances at the beginning of each period. When revenue is recognized in advance of invoicing we record contract assets, which are included in prepaid expenses and other current assets on our consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the balance of contract assets was $3 million and $4 million, respectively.

The aggregate balance of remaining performance obligations as of June 30, 2022 was $1,406 million. We expect to recognize $951 million of the balance as revenue in the next 12 months and the substantial majority of the remainder in the next 13-36 months. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized, including contracted revenue from renewals, and does not include contract amounts which are cancellable by the customer and amounts associated with optional renewal periods.

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
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(95,082)	$(58,407)	$(162,028)	$(107,372)
Weighted-average shares used to compute basic and diluted net loss per share	122,841	119,050	122,404	118,484
Net loss per share, basic and diluted	$(0.77)	$(0.49)	$(1.32)	$(0.91)

The anti-dilutive securities excluded from the shares used to calculate diluted net loss per share are as follows (in thousands):

	As of June 30,
	2022	2021
Shares subject to outstanding common stock options and employee stock purchase plan	3,623	4,013
RSUs and PRSUs	6,589	4,801
Shares related to convertible senior notes	12,939	3,739
	23,151	12,553

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

After the adoption of ASU 2020-06, we use the if-converted method for calculating any potential dilutive effect of our convertible senior notes. Under this method, we calculate diluted net income per share assuming that all the convertible senior notes were converted solely into shares of common stock at the beginning of the reporting period. Based on the initial conversion price, potential dilution related to the 2023 Notes and 2025 Notes is approximately 2.4 million and 10.6 million shares, respectively. The potential impact upon the conversion of the convertible senior notes was excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2022 because the effect would have been anti-dilutive.

Note 13. Income Taxes
We reported income tax expense of $2 million for each of the three months ended June 30, 2022 and 2021. We reported income tax expense of $6 million and $5 million for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate for each period differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for United States (“U.S.”) losses due to having a full valuation allowance against U.S. deferred tax assets.

Note 14. Geographic Information
Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.
Revenue
The following table presents our revenue by geographic area, as determined based on the billing address of our customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$210,310	$162,388	$407,448	$315,212
EMEA	116,212	93,017	228,335	179,434
APAC	40,662	31,840	80,550	62,970
Other	40,024	30,971	79,202	58,648
Total	$407,208	$318,216	$795,535	$616,264
Long-Lived Assets
The following table presents our long-lived assets by geographic area (in thousands):

	As of June 30, 2022	As of December 31, 2021
United States	$33,792	$59,776
EMEA:
Republic of Ireland	28,647	34,728
Other EMEA	12,265	8,261
Total EMEA	40,912	42,989
APAC:
Singapore	9,673	13,145
Other APAC	4,858	5,948
Total APAC	14,531	19,093
Other	7,500	5,883
Total	$96,735	$127,741

The table above includes property and equipment and lease right-of-use assets and excludes capitalized internal-use software and intangible assets.

Note 15. Agreement and Plan of Merger
On June 24, 2022, we entered into the Merger Agreement with Zoro BidCo, Inc. (“Parent”) and Zoro Merger Sub, Inc. (“Merger Sub”), affiliates of funds advised by private equity firms H&F and Permira.

The Merger Agreement provides that, among other things and on the terms and subject to the conditions of the Merger Agreement, (a) Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent, and (b) at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of common stock of the Company, par value $0.01 per share (other than certain shares as specified in the Merger Agreement) and outstanding equity awards will be converted into the right to receive $77.50 in cash, without interest, subject to any required tax withholding as provided in the Merger Agreement (and, for stock options, less the per share exercise price and, for unvested equity awards, subject to vesting terms and conditions).

The transaction, which has been unanimously approved by Zendesk’s Board of Directors, is expected to close in the fourth quarter of this year. If the Merger is consummated, the Company common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934 at or after the Effective Time.

The completion of the Merger is subject to the satisfaction or waiver of certain customary mutual closing conditions, including the affirmative vote of holders of a majority of the outstanding shares of Company's common stock having approved adoption of the Merger Agreement (the “Company Stockholder Approval”), the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain other regulatory approvals, and the absence of any law or order by a court or other governmental entity of competent jurisdiction restraining, enjoining or otherwise prohibiting the consummation of the Merger.

The Merger Agreement contains termination rights for each of the Company and Parent. The Company is required to pay Parent a termination fee of $254 million in cash upon termination of the Merger Agreement under specified circumstances, including, among others, the termination by Parent in the event of an adverse recommendation change by the Board of Directors of the Company or the termination by the Company to enter into an agreement in connection with a Superior Proposal (as defined in the Merger Agreement).

The Merger Agreement also provides that a reverse termination fee of $610 million will be payable by Parent to the Company under specified circumstances, including, among others, if (a) Parent fails to consummate the Merger following satisfaction or waiver of certain closing conditions and the Company’s irrevocable confirmation that it is ready to consummate the closing or (b) Parent otherwise breaches its obligations under the Merger Agreement such that there is a failure of certain conditions to the Merger that cannot be cured by March 24, 2023. The Merger Agreement also provides that, in certain circumstances, either party may seek to compel the other party to specifically perform its obligations under the Merger Agreement.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to and qualified in its entirety by the full text of the Merger Agreement.

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
Overview
We are a service-first customer relationship management company, built to give organizations of all sizes, in every industry, the ability to deliver a transparent, responsive and empowering customer experience. With solutions designed to address an increasingly broad set of customer interactions, Zendesk allows organizations to deliver omnichannel customer service and customize and build apps across the customer journey. Zendesk has evolved its offerings over time to product and platform solutions that work together to help organizations improve the broader customer journey, manage communications across all channels and engage where and when it’s needed most.
We believe in developing solutions that serve organizations of all sizes and across all industries. Our flagship product solution is the Zendesk Suite. It provides companies of all sizes everything they need to deliver exceptional, personalized customer experiences at scale. The Suite includes our core support tools ranging from omni-channel messaging to ticket management. Zendesk Support provides organizations with the ability to track, prioritize, and solve customer support tickets across multiple channels, bringing customer information and interactions into one place. Our other widely available product solutions integrate with Support and include Zendesk Chat, Zendesk Talk, and Zendesk Guide. Chat is live chat and messaging software that provides a fast and responsive way for organizations to connect with their customers. Talk is cloud-based call center software that facilitates personal and productive voice and short message service support conversations between organizations and their customers. Guide is a self-service destination that organizations can use to provide articles, interactive forums, and a community that help an organization’s customers help themselves.
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
For the three months ended June 30, 2022 and 2021, our revenue was $407 million and $318 million, respectively, representing a 28% growth rate. For the six months ended June 30, 2022 and 2021, our revenue was $796 million and $616 million, respectively, representing a 29% growth rate. For the three months ended June 30, 2022 and 2021, we derived $197 million, or 48%, and $156 million, or 49%, respectively, of our revenue from customers located outside of the United States. For the six months ended June 30, 2022 and 2021, we derived $388 million, or 49%, and $301 million, or 49%, respectively, of our revenue from customers located outside of the United States. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. For the three months ended June 30, 2022 and 2021, we generated net losses of $95 million and $58 million, respectively. For the six months ended June 30, 2022 and 2021, we generated net losses of $162 million and $107 million, respectively.

We expect our financial results in future periods to be negatively impacted by ongoing macroeconomic factors including a substantial risk of global recession, persistent high inflation, changing consumer behavior and labor market dynamics that have and may continue to result in substantial employee attrition. In the quarter ended June 30, 2022, we experienced a decline in gross bookings of 16% and a decline in net bookings of 42% from the quarter ended June 30, 2021. Due to these results and ongoing changing business conditions, we expect that revenue for the year ending December 31, 2022 will grow at a rate less than previously anticipated and that growth rates in subsequent periods may also be impacted.
The growth of our business and our future success depend on many factors, including our ability to continue to innovate, further develop our product and platform solutions geared towards the entire customer experience, build brand recognition and scalable solutions for larger organizations, sell to and provide a unified and reliable service to those larger organizations, maintain our leadership in the small and midsized business market, add new customers, generate additional revenue from our existing customer base, and increase our global customer footprint. While these areas represent significant opportunities for us, we also face significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. We anticipate that we will continue to invest in our operations. The expected expenditures that we anticipate will be necessary to manage our anticipated growth, including personnel costs and expenditures relating to hosting capabilities, will make it more difficult for us to achieve profitability in the near term. Many of these investments will occur in advance of us experiencing any direct benefit and will make it difficult to determine if we are allocating our resources efficiently.
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

Proposed Merger
On June 24, 2022, we entered into the Merger Agreement to be acquired by an investor group in an all-cash transaction valued at approximately $10.2 billion. Under the terms of this agreement, our stockholders will receive $77.50 per share. The proposed transaction is expected to close in the fourth quarter of 2022 and is subject to customary closing conditions, including approval by our stockholders.

For a summary of the transaction, see Note 15 of the Notes to our Condensed Consolidated Financial Statements. The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to and qualified in its entirety by the full text of the Merger Agreement, which is filed as Exhibit 2.1 of the Company's Current Report on Form 8-K filed on June 24, 2022, Film No. 221040943.

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
Logos. Our number of logos is a consolidation of paid customer accounts across our solutions, exclusive of our legacy Starter plan, free trials, or other free services, as of the end of the period. A paid customer account is one individual billing relationship for subscription to our services. We calculate our logo number by consolidating paid customer accounts that share common corporate information as a single organization or customer may have multiple paid customer accounts across our solutions to service separate subsidiaries, divisions, or work processes. As of June 30, 2022, we had 109,600 logos. We do not currently include in our logo metric logos associated with our legacy analytics product, our legacy Outbound product, our legacy Starter plan, our Sell product, Sunshine Conversations, our legacy Smooch product, free trials, or other free services. We may from time to time refer to “customers” or “brands” in our publicly-available disclosures, each of which refers to our number of logos.
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
Our dollar-based net expansion rate was 115% as of June 30, 2022. We expect that, among other factors, our continued focus on adding larger logos at the time of addition and the growth in our revenue will result in an overall decline in our dollar-based net expansion rate over time as our aggregate annual recurring revenue grows.
Components of Results of Operations
Revenue

We derive substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts on the Zendesk Suite, Support, and, to a lesser extent, Chat, Talk, Guide, Sell, Explore, Gather and Sunshine and includes related support services. Each subscription may have multiple authorized users, and we refer to each user as an “agent.” The number of agents ranges from one to thousands for various customer accounts. Our pricing is generally established on a per agent basis. We offer a range of subscription account plans for our solutions that vary in price based on functionality, type, and the amount of support we offer. We also offer a range of additional features that customers can purchase and add to their subscriptions. Certain arrangements provide for incremental fees above a fixed maximum number of monthly agents during the subscription term. Additionally, certain customers have arrangements that provide for unlimited users during the subscription term for a fixed fee. We sell subscription services under contractual agreements that vary in length, ranging between one month and multiple years, with the majority of subscriptions having a term of either one month or one year.
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
Cost of Revenue, Gross Margin, and Operating Expenses
Cost of Revenue. Cost of revenue consists primarily of personnel costs (primarily including salaries, share-based compensation, and benefits) for employees associated with our infrastructure, product support, and professional service organizations and partners, and expenses for hosting capabilities, primarily for third-party managed hosting services located in North America, Europe, Asia and Australia. Cost of revenue also includes third-party license fees, payment processing fees, amortization expense associated with acquired intangible assets, amortization expense associated with capitalized internal-use software, and allocated shared costs. We allocate shared costs such as facilities, information technology, and security costs to all departments based on headcount. As such, allocated shared costs are reflected in cost of revenue and each operating expense category.
We intend to continue to invest additional resources in our infrastructure, professional service partners, and product support organically and through acquisitions. We expect that recent and future business acquisitions will result in increased amortization expense of intangible assets such as acquired technology. As we continue to invest in technology innovation, we expect to continue to incur capitalized internal-use software costs and related amortization. We expect these investments in technology to not only expand the capabilities of our solutions but also to increase the efficiency of how we deliver these services, enabling us to improve our gross margin over time, although our gross margin may decrease in the near-term and may vary from period to period as our revenue fluctuates and as a result of the timing and amount of these investments. To the extent that we continue to rely on third-party technology to provide certain functionality within our solutions or for certain subscription plans or integrations, we expect third-party license fees for technology that is incorporated in such solutions and subscription plans to remain significant over time.
Gross Margin. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period as our revenue fluctuates and as a result of the timing and amount of usage of third-party managed hosting resources and related personnel, investments in our product support and professional services teams, as well as the amortization of certain acquired intangible assets, costs associated with capitalized internal-use software, and third-party license fees.
Research and Development. Research and development expenses consist primarily of personnel costs (primarily including salaries, share-based compensation, and benefits) for employees associated with our research and development organization and allocated shared costs.
We focus our research and development efforts on the continued development of our solutions, including the development and deployment of new features and functionality and enhancements to our software architecture and integration across our solutions. We expect that, in the future, research and development expenses will increase in absolute dollars. However, we expect our research and development expenses to decrease as a percentage of our revenue in the long-term, although this may fluctuate from period to period depending on fluctuations in revenue and the timing and the extent of our research and development expenses.
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
We expect to incur incremental costs associated with supporting the growth of our business, both in terms of size and geographic expansion. As a result, we expect our general and administrative expenses to continue to increase in absolute dollars in the long-term. Our general and administrative expenses as a percentage of our revenue over time may fluctuate from period to period depending on fluctuations in revenue and the timing and extent of our general and administrative expenses.
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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$407,208	$318,216	$795,535	$616,264
Cost of revenue (1)	82,790	66,743	158,468	127,637
Gross profit	324,418	251,473	637,067	488,627
Operating expenses (1):
Research and development	110,539	82,826	218,616	156,609
Sales and marketing	209,160	165,250	410,820	322,768
General and administrative	97,210	45,818	160,748	88,951
Total operating expenses	416,909	293,894	790,184	568,328
Operating loss	(92,491)	(42,421)	(153,117)	(79,701)
Other income (expense), net:
Interest expense	(3,121)	(14,591)	(6,242)	(29,006)
Interest and other income (expense), net	2,094	960	2,932	6,044
Total other income (expense), net	(1,027)	(13,631)	(3,310)	(22,962)
Loss before provision for income taxes	(93,518)	(56,052)	(156,427)	(102,663)
Provision for income taxes	1,564	2,355	5,601	4,709
Net loss	$(95,082)	$(58,407)	$(162,028)	$(107,372)

(1) Includes share-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$6,982	$5,218	$13,159	$9,704
Research and development	20,482	17,024	39,769	32,697
Sales and marketing	31,120	24,501	57,920	47,733
General and administrative	14,775	9,951	26,449	18,934

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (1)	20.3	21.0	19.9	20.7
Gross profit	79.7	79.0	80.1	79.3
Operating expenses (1):
Research and development	27.1	26.0	27.5	25.4
Sales and marketing	51.4	51.9	51.6	52.4
General and administrative	23.9	14.4	20.2	14.4
Total operating expenses	102.4	92.3	99.3	92.2
Operating loss	(22.7)	(13.3)	(19.2)	(12.9)
Other income (expense), net:
Interest expense	(0.8)	(4.6)	(0.8)	(4.7)
Interest and other income (expense), net	0.5	0.3	0.4	1.0
Total other income (expense), net	(0.3)	(4.3)	(0.4)	(3.7)
Loss before provision for income taxes	(23.0)	(17.6)	(19.6)	(16.6)
Provision for income taxes	0.4	0.7	0.7	0.8
Net loss	(23.4)%	(18.3)%	(20.3)%	(17.4)%

(1) Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	1.7%	1.6%	1.7%	1.6%
Research and development	5.0	5.3	5.0	5.3
Sales and marketing	7.6	7.7	7.3	7.7
General and administrative	3.6	3.1	3.3	3.1
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(In thousands, except percentages)
Revenue	$407,208	$318,216	28%	$795,535	$616,264	29%
Revenue increased $89 million, or 28%, in the three months ended June 30, 2022 compared to the same period in 2021. The total increase in revenue was primarily attributable to expansions from existing accounts as of June 30, 2021 and the remainder was attributable to revenue from new accounts acquired thereafter. Revenue increased $179 million, or 29%, in the six months ended June 30, 2022 compared to the same period in 2021. The total increase in revenue was primarily attributable to expansions from existing accounts and the remainder was attributable to revenue from new accounts. Revenue from new accounts on a year-to-date basis reflects the revenue recognized from new customers acquired in the 12 months prior for each discrete quarter within the year-to-date period.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(In thousands, except percentages)
Cost of revenue	$82,790	$66,743	24%	$158,468	$127,637	24%
Gross margin	79.7%	79.0%		80.1%	79.3%
Cost of revenue increased $16 million, or 24%, and $31 million, or 24%, in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The overall increase was primarily due to higher employee compensation costs of $9 million and $19 million, respectively, driven by headcount growth, and increased hosting and related costs of $5 million and $6 million, respectively, driven by increased customer usage. Additionally, in the three and six months ended June 30, 2022, allocated shared costs increased by $1 million and $2 million, respectively.
Our gross margin increased by 0.7 and 0.8 percentage points in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The overall improvement was driven primarily by efficiencies in our use of third-party licenses and hosting services, including timing of vendor credits, partially offset by increased employee compensation-related costs.
Operating Expenses
Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(In thousands, except percentages)
Research and development	$110,539	$82,826	33%	$218,616	$156,609	40%
Research and development expenses increased $28 million, or 33%, and $62 million, or 40%, in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The overall increase was primarily due to increased employee compensation-related costs of $22 million and $48 million, respectively, primarily due to headcount growth. The increase was also primarily due to higher allocated shared costs of $2 million and $6 million, respectively.

Sales and Marketing Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(In thousands, except percentages)
Sales and marketing	$209,160	$165,250	27%	$410,820	$322,768	27%
Sales and marketing expenses increased $44 million, or 27%, and $88 million, or 27%, respectively, in the three and six months ended June 30, 2022 compared to the same periods in 2021. The overall increase was primarily due to increased employee compensation-related costs, including amortization of deferred commissions, of $42 million and $77 million, respectively, primarily due to headcount growth. The increase was also primarily due to higher allocated shared costs of $4 million and $9 million, respectively. The overall increase was partially offset by lower marketing program costs of $8 million in each of the three and six months ended June 30, 2022, primarily driven by decreased volume of marketing and advertising activities.
General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(In thousands, except percentages)
General and administrative	$97,210	$45,818	112%	$160,748	$88,951	81%
General and administrative expenses increased $51 million, or 112%, and $72 million, or 81%, in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The overall increase was driven by real estate impairment charges of $25 million and legal and advisory costs related to our strategic review of $12 million recorded in the second quarter of 2022. Further contributing to the overall increase were higher employee compensation-related costs of $12 million and $21 million, primarily due to headcount growth, and higher allocated shared costs of $2 million and $3 million, in the three and six months ended June 30, 2022, respectively. In addition, acquisition-related costs of $10 million recorded in the first quarter of 2022 contributed to the increase in the six months ended June 30, 2022, compared to the same period in 2021.
Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(In thousands, except percentages)
Interest expense	$(3,121)	$(14,591)	(79)%	$(6,242)	$(29,006)	(78)%
Interest and other income (expense), net	2,094	960	118%	2,932	6,044	(51)%
Interest expense decreased by $11 million and $23 million in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, primarily due to the adoption of ASU 2020-06, which resulted in the elimination of the debt discounts that were amortized to interest expense over the contractual term of the related convertible senior notes prior to January 1, 2022. Interest and other income (expense), net increased by $1 million in the three months ended June 30, 2022 compared to the same period in 2021, primarily due to rising interest rates. Interest and other income (expense), net decreased by $3 million in the six months ended June 30, 2022 compared to the same period in 2021, primarily due to net foreign currency losses.
Liquidity and Capital Resources
As of June 30, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.6 billion, which were held for working capital and general corporate purposes. Our cash equivalents and marketable securities are comprised of U.S. Treasury securities, corporate bonds, money market funds, asset-backed securities, agency securities, commercial paper, certificates of deposit, and time deposits.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$60,237	$60,473
Net cash used in investing activities	(4,265)	(80,676)
Net cash provided by financing activities	36,309	35,611

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
In March 2018, we issued $575 million aggregate principal amount of 0.25% convertible senior notes due March 15, 2023 (refer to Note 8 of the Notes to our Condensed Consolidated Financial Statements for more information). As of the date of this filing, we have received one request for conversion for an immaterial amount. The 2023 Notes are not convertible during the three months ending September 30, 2022.
In June 2020, we issued $1,150 million aggregate principal amount of 0.625% convertible senior notes due June 15, 2025 (refer to Note 8 of the Notes to our Condensed Consolidated Financial Statements for more information). In connection with the offering of the 2025 Notes, we used $618 million of the proceeds from the offering to repurchase a portion of the 2023 Notes, of which $39 million was related to repayment of the debt discount and was reflected as a cash outflow from operating activities. We also terminated a portion of our existing capped call in amounts corresponding to the principal of the 2023 Notes repurchased. The 2025 Notes are not convertible during the three months ending September 30, 2022.
We are in compliance with all covenants under both the 2023 Notes and the 2025 Notes as of June 30, 2022.
The impact of the 2023 Notes and the 2025 Notes on our liquidity will depend on whether we elect to settle any conversions in shares of our common stock or a combination of cash and shares. In connection with the closing of the Merger, the outstanding Notes will be terminated and the Capped Calls are expected to be unwound. In the case that the Merger is terminated, the Option Counterparties may adjust the initial strike prices of the Capped Calls upward to reflect the impact of the Merger announcement on the option values.
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
Our future capital requirements will depend on many factors, including employee-related expenditures from expansion of our headcount, hosting costs to support the growth in our customer accounts and continued customer expansion, the timing and extent of spending to support product development efforts, the introduction of new and enhanced solutions, features, and functionality, the expansion of sales and marketing activities, and costs related to leased office facilities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

Operating Activities
Our largest source of operating cash inflows is cash collections from our customers. Our primary uses of cash from operating activities are for employee-related expenditures, hosting costs, office facilities, and marketing programs.
Net cash provided by operating activities in the six months ended June 30, 2022 was $60 million, reflecting our net loss of $162 million, adjusted by non-cash charges including share-based compensation expense of $137 million, amortization of deferred costs of $42 million, real estate impairment charges of $25 million, depreciation and amortization of $20 million, allowance for credit losses on accounts receivable of $4 million, and amortization of debt issuance costs of $2 million, partially offset by net changes in operating assets and liabilities of $13 million. The net outflow from changes in operating assets and liabilities was primarily attributable to an increase in deferred costs of $57 million, primarily including sales commissions, a decrease in accrued compensation and related benefits of $29 million, and an increase in prepaid expenses and other current assets of $9 million, partially offset by an increase in deferred revenue of $52 million, an increase in accounts payable of $22 million due to timing of vendor payments, and a decrease in accounts receivable of $9 million due to timing of customer billings and collections.
Net cash provided by operating activities in the six months ended June 30, 2021 was $60 million, reflecting our net loss of $107 million, adjusted by non-cash charges including share-based compensation expense of $109 million, amortization of deferred costs of $31 million, amortization of debt discount and issuance costs of $25 million, depreciation and amortization of $19 million, and allowance for credit losses on accounts receivable of $4 million, partially offset by net changes in operating assets and liabilities of $21 million. The net outflow from changes in operating assets and liabilities was primarily attributable to an increase in deferred costs of $53 million, primarily including sales commissions, a decrease in lease liabilities of $17 million driven partially by the execution of a lease termination, an increase in accounts receivable of $11 million due to timing of customer billings and collections, and a decrease in accrued compensation and benefits of $6 million, partially offset by an increase in deferred revenue of $59 million and a decrease in lease right-of-use assets of $9 million.
Investing Activities
Net cash used in investing activities in the six months ended June 30, 2022 of $4 million was primarily attributable to purchases of property and equipment of $13 million, primarily for leasehold improvements for newly leased office facilities and employee equipment, capitalized internal-use software costs of $6 million, primarily related to the development of additional features and functionality for our platform, and the purchase of a strategic investment of $1 million, partially offset by proceeds from sales and maturities of marketable securities of $15 million, net of purchases.
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
Financing Activities
Net cash provided by financing activities in the six months ended June 30, 2022 of $36 million was primarily attributable to proceeds from our employee stock purchase plan of $28 million and proceeds from exercises of employee stock options of $12 million, partially offset by payments for withholding taxes related to net share settlement of RSUs of $4 million.
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

There were no changes to our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2022, that had a material impact on our condensed consolidated financial statements and related notes.
Recently Issued and Adopted Accounting Pronouncements
Refer to Note 1 of the Notes to our Condensed Consolidated Financial Statements for a summary of recently issued and adopted accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Rate Risk
While we primarily transact with customers in the U.S. dollar, we also transact in foreign currencies, including the Euro, British Pound Sterling, Australian Dollar, Singapore Dollar, Danish Krone, Brazilian Real, Philippine Peso, Japanese Yen, Indian Rupee, Korean Won, Polish Zloty, Canadian Dollar, and Mexican Peso due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. dollar for all international subsidiaries. Changes in the value of foreign currencies relative to the U.S. dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. As of June 30, 2022, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and marketable securities.
We operate a hedging program to mitigate the impact of foreign currency fluctuations on our cash flows and earnings. For additional information, see Note 3 of the Notes to our Condensed Consolidated Financial Statements.
Interest Rate and Market Risk
We had cash, cash equivalents, and marketable securities totaling $1.6 billion as of June 30, 2022, of which $1.4 billion was invested in U.S. Treasury securities, corporate bonds, money market funds, asset-backed securities, agency securities, commercial paper, certificates of deposit, and time deposits. The cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of June 30, 2022, an immediate increase of 100-basis points in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $9 million. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
We had non-controlling equity investments in privately held companies totaling $17 million as of June 30, 2022. The fair value of these strategic investments may fluctuate depending on the financial condition and near-term prospects of these companies, and we may be required to record an impairment loss if the carrying values of these investments exceed their fair values.
In March 2018, we issued $575 million aggregate principal amount of the 2023 Notes. In June 2020, we issued $1,150 million aggregate principal amount of the 2025 Notes. In connection with the offering of the 2025 Notes, we used part of the proceeds from the offering to repurchase a portion of the 2023 Notes. The fair values of the Notes are subject to interest rate risk, market risk and other factors due to the conversion feature. The fair values of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair values of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. Additionally, we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of June 30, 2022 and the estimated impact on the fair value of the Notes (in thousands, except percentages). The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value of the Notes.

Hypothetical change in Zendesk stock price	2023 Notes fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$193,429	$16,494	9.3%
No change	$176,935	$—	—%
10% decrease	$162,243	$(14,692)	(8.3)%

Hypothetical change in Zendesk stock price	2025 Notes fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$997,499	$24,748	2.5%
No change	$972,751	$—	—%
10% decrease	$959,066	$(13,685)	(1.4)%
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on management’s evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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

For more information regarding legal proceedings, such as the Reidinger securities class action and the Roe employment-related class action, see Note 9 “Commitments and Contingencies” of the Notes to our Condensed Consolidated Financial Statements in Item 1 of Part I.

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
Item 1A. Risk Factors.
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this report, and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition, or operating results could differ materially from the plans, projections, and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition, or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

Risk Factors Summary
Our business is subject to a number of risks that may adversely affect our business, financial condition, results of operations, and cash flows. These risks are discussed more fully below and include, but are not limited to:

Risks Related to our Proposed Merger
•the potential adverse impact of the announcement and pendency of the Merger on our business, financial condition and results of operations;
•the potential adverse impact of a failure to consummate the Merger within the expected timeframe or at all on our business, financial condition and results of operations;
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
•our dependency on the growth of the software as a service, or SaaS, market overall;
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
•current macroeconomic conditions;
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

Risks Related to Our Proposed Merger
The announcement and pendency of our proposed acquisition by a consortium of private equity firms could adversely impact our business, financial condition and results of operations.
On June 24, 2022, we entered into the Merger Agreement with Parent and Merger Sub. Uncertainty about the effect of the Merger on our employees, customers, and other parties may have an adverse effect on our business, financial condition and results of operation regardless of whether the Merger is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Merger:
•the impairment of our ability to attract, retain, and motivate our employees, including key personnel;
•the diversion of significant management time and resources towards the completion of the Merger;
•difficulties maintaining relationships with customers, suppliers, and other business partners;
•delays or deferments of certain business decisions by our customers, suppliers, and other business partners;
•the inability to pursue alternative business opportunities or make appropriate changes to our business because the Merger Agreement requires us to use commercially reasonable efforts to conduct our business, in all material respects, in the ordinary course, to preserve substantially intact our business organization and material business relationships and to not engage in certain types of transactions prior to the completion of the Merger;
•litigation relating to the Merger and the costs related thereto; and
•the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger.
Failure to consummate the Merger within the expected timeframe or at all could adversely impact our business, financial condition and results of operations.
The completion of the Merger is subject to the satisfaction or waiver of certain customary mutual closing conditions, including (a) the Company Stockholder Approval, (b) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain other regulatory approvals, including from the Committee on Foreign Investment in the United States, and (c) the absence of any law or order by a court or other governmental entity of competent jurisdiction restraining, enjoining or otherwise prohibiting the consummation of the Merger. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain customary materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement, and the obligation of Parent to consummate the Merger is additionally conditioned upon the absence of a material adverse effect on the Company that is continuing. There can be no assurance that these conditions will be satisfied in a timely manner or at all or that the Merger will be completed.
The Merger Agreement also includes customary termination provisions for both the Company and Parent, subject, in certain circumstances, to the payment by the Company of a termination fee of $254 million in cash upon termination of the Merger Agreement under specified circumstances. If we are required to make this payment, doing so may materially adversely affect our business, financial condition and results of operations.
There can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by Parent or its affiliates or that we will wholly or partially recover for any damages incurred by us in connection with the Merger. A failed transaction may result in negative publicity and a negative impression of us among our customers or in the investment community or business community generally. Further, any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our customers, partners, suppliers and employees, could continue or accelerate in the event of a failed transaction. In addition, if the Merger is not completed, and there are no other parties willing and able to acquire the Company at a price of $77.50 per share or higher, on terms acceptable to us, the share price of our common stock will likely decline to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed. Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, for which we will have received little or no benefit if the Merger is not completed. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.
Litigation relating to the Merger has been filed against us and our board of directors, and additional litigation may be filed against us and our board of directors in the future, which could prevent or delay the completion of the Merger or result in the payment of damages.
Litigation relating to the Merger has been filed against us and our board of directors, and it is possible that additional litigation by our stockholders may be filed against us and our board of directors in the future. Among other remedies, these claimants could seek damages and/or to enjoin the Merger and the other transactions contemplated by the Merger Agreement. The outcome of any litigation is uncertain and any such lawsuits could prevent or delay the completion of the Merger and result in significant costs. Any such actions may create uncertainty relating to the Merger and may be costly and distracting to our management.

Risks Related to Macroeconomic Conditions
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
In particular, we expect our financial results in future periods to be negatively impacted by ongoing macroeconomic factors including a substantial risk of global recession, persistent high inflation, changing consumer behavior and labor market dynamics that have and may continue to result in substantial employee attrition. In the quarter ended June 30, 2022, we experienced a decline in gross bookings of 16% and a decline in net bookings of 42% from the quarter ended June 30, 2021. Due to these results and ongoing changing business conditions, we expect that revenue for the year ending December 31, 2022 will grow at a rate less than previously anticipated and that growth rates in subsequent periods may also be impacted.
The Company’s operations and performance depend significantly on global and regional economic conditions.
Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations could materially adversely affect demand for the Company’s products and services. In addition, consumer confidence and spending could be adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs and other economic factors. A downturn in the economic environment could also lead to increased credit and collectability risk on the Company’s receivables, limitations on the Company’s ability to issue new debt and reduced liquidity. These and other economic factors could materially adversely affect the Company’s business, results of operations, financial condition and growth.
The current economic downturn may lead to decreased demand for our products and services and otherwise harm our business and results of operations.
Our overall performance depends, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the U.S. and abroad. Impacts of such economic weakness include:
•falling overall demand for goods and services, leading to reduced profitability;
•reduced credit availability;
•higher borrowing costs;
•reduced liquidity;
•volatility in credit, equity and foreign exchange markets; and
•bankruptcies.
These developments could lead to supply chain disruption, inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect our business and our results of operations. As our customers react to global economic conditions and the potential for a global recession, we may see them reduce spending on our products and services and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity. Reductions in spending on our solutions, delays in purchasing decisions, lack of renewals, inability to attract new customers, as well as pressure for extended billing terms or pricing discounts, would limit our ability to grow our business and negatively affect our operating results and financial condition.

Rising inflation rates could negatively impact our revenues and profitability if increases in the prices of our goods and services or a decrease in consumer spending results in lower sales. In addition, if our costs increase and we are not able to pass along these price increases to our customers, our net income would be adversely affected, and the adverse impact may be material.
Inflation rates, particularly in the U.S., have increased recently to levels not seen in years. Increased inflation may result in decreased demand for our products and services, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the sales prices of our products and services at or above the rate at which our costs increase, which could/would reduce our profit margins and have a material adverse effect on our financial results and net income. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in consumer spending or a negative reaction to our pricing. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.
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

Risks Related to Our Product and Platform Solutions
We derive, and expect to continue to derive, substantially all of our revenue and cash flows from Support or offerings such as Suite that include Support. If we fail to adapt this product to changing market dynamics and customer preferences or to maintain or achieve increased market acceptance of Support, our business, results of operations, financial condition, and growth prospects would be harmed.
We derive, and expect to continue to derive, substantially all of our revenue and cash flows from sales of subscriptions to Support and Suite, which includes Support, or from sales of subscriptions to offerings and solutions primarily resulting from an interest in Support. As such, the market acceptance of this product solution is critical to our success. Demand for our solutions is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our solutions by customers for existing and new use cases, the timing of development and release of new product and platform solutions, features, and functionality introduced by our competitors, and growth or contraction in our addressable market. We expect that an increasing focus on the customer experience and the growth of various communications channels will continue to impact the market for our software and blur distinctions between traditionally separate systems for customer support, customer engagement and retention software, messaging, sales force automation, and other customer relationship management product and platform solutions, enabling new competitors to emerge. If we are unable to meet customer demands to improve relationships between organizations and their customers through flexible solutions designed to address all these needs or otherwise achieve more widespread market acceptance of our solutions, our business, results of operations, financial condition, and growth prospects will be adversely affected. Conversely, if the market for customer experience does not continue to increase relative to prior quarters, demand for our solutions will be negatively impacted.
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
We have limited history in offering multiple product and platform solutions as part of a comprehensive customer experience solution to our customers. As we increase focus on the customer experience and increasingly seek to offer our solutions as part of a broader offering, we may discover challenges in creating a seamless, unified offering across our solutions that achieves market acceptance and grows our business. In the three months ended June 30, 2022 and 2021, our research and development expenses were 27% and 26% of our revenue, respectively. In the six months ended June 30, 2022 and 2021, our research and development expenses were 27% and 25% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our operating results may be harmed and we may not realize the expected benefits of our strategy.
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
Increasing our customer base and achieving broader market acceptance of our product and platform solutions will depend, to a significant extent, on our ability to effectively maintain and scale our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain certain of our new customers, including larger organizations. We plan to continue to invest in our direct sales force both domestically and internationally to increase the effectiveness of our sales motions and increase our sales capacity. During the twelve months ended June 30, 2022, our sales and marketing organization increased by approximately 570 employees to approximately 2,670 employees. There is significant competition for experienced sales and marketing professionals with the skills and technical knowledge that we require, both domestically and internationally. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales and marketing professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. In territories outside the United States, attraction, recruiting and retention of our sales personnel has been and will be increasingly difficult and costly, affecting our ability to compete in such jurisdictions. Further, as organizations worldwide adjust to continuing precautions and safety measures related to decreasing the health risks of COVID-19, our ability to connect in person with our customers and potential customers may be and has been negatively impacted, resulting in delayed sales cycles.
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
We have experienced and may continue to experience rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from approximately 5,050 employees as of June 30, 2021 to approximately 6,540 employees as of June 30, 2022. In addition, we have established subsidiaries in Denmark, the United Kingdom, Australia, Ireland, Japan, the Philippines, Brazil, Germany, India, Mexico, and South Korea since our inception in 2007, and, as a result of acquisitions, we also have subsidiaries in Singapore, France, Poland, Portugal, and Canada. We may continue to invest in our international operations and expand into other countries in the future. We have also experienced significant growth in the number of customers, end users, transactions, and data that our solutions support. Our organizational structure is becoming more complex and we may need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures, to manage this complexity. Further, as our employees work from geographic areas across the globe, we will require investment of resources and close monitoring of local regulations and requirements that continually change due to events that may have a global impact, such as the shift to remote work or hybrid remote and in-office models arising from the COVID-19 pandemic, and we may experience unpredictability in our expenses, employee retention, and employee work culture. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, simplicity in design, and attention to customer experience that has been critical to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the retention and productivity of our employees may be impacted, and the quality of our solutions and services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
We have a history of losses and we expect our revenue growth rate to decline. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain our profitability.
We have incurred net losses in each year since our inception, including net losses of $95 million and $58 million in the three months ended June 30, 2022 and 2021, respectively, and $162 million and $107 million in the six months ended June 30, 2022 and 2021, respectively.We had an accumulated deficit of $1,221 million as of June 30, 2022. For the three months ended June 30, 2022 and 2021, our revenue was $407 million and $318 million, respectively, representing a 28% growth rate. For the six months ended June 30, 2022 and 2021, our revenue was $796 million and $616 million, respectively, representing a 29% growth rate. Our historical revenue growth has been inconsistent, and should not be considered indicative of our future performance. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

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
In the three months ended June 30, 2022 and 2021, we derived 48% and 49%, respectively, from customers located outside of the United States. In each of the six months ended June 30, 2022 and 2021, we derived 49% of our revenue from customers located outside of the United States. We are continuing to invest in our international operations as part of our growth strategy. We currently have sales personnel and sales and product support operations in certain countries across North America, Europe, Australia, Asia, and South America. To date, a limited portion of our sales has been primarily due to resellers or other channel partners. We believe our ability to convince new customers to subscribe to our solutions or to convince existing customers to renew or expand their use of our solutions is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.

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
•exposure to political developments in the United Kingdom (the “U.K.”), including the departure of the U.K. from the European Union (the “EU”) on January 21, 2021 (“Brexit”), which has created an uncertain political, economic, and regulatory environment, instability for businesses, and volatility in global financial markets and the value of foreign currencies, all of which could disrupt trade, the sale of our services, and the mobility of our employees and contractors between the U.K., EU and other jurisdictions;
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

In July 2020, the Court of Justice of the EU (the "CJEU"), in Case C-311/18 (Data Protection Commissioner v Facebook Ireland and Maximillian Schrems or Schrems II) invalidated the Privacy Shield Framework (the "Privacy Shield"), as a means for legitimating the transfer of personal data from the EU to the U.S., on the grounds that the Privacy Shield failed to offer adequate protections to EU personal data transferred to the U.S. We have in the past relied on various transfer safeguards, including the Privacy Shield, to legitimize data transfers from the EU to the U.S. The CJEU, in the same decision, deemed that the Standard Contractual Clauses, or SCCs, remain valid. However, the CJEU ruled that transfers made pursuant to the SCCs need to be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, and required businesses to assess whether supplementary measures that provide privacy protections additional to those provided under SCCs need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EU. Subsequent guidance published by the European Data Protection Board, or EDPB, in June 2021 described what such supplementary measures must be, and stated that businesses should avoid or cease transfers of personal data if, in the absence of supplementary measures, equivalent protections cannot be afforded. Additionally, the EDPB guidance clarified that the CJEU’s requirements regarding the SCCs also apply to other transfer mechanisms, such as the Binding Corporate Rules, which serve as Zendesk’s primary mechanism to legitimize data transfers from the EU to other jurisdictions, including the U.S. In June 2021, the European Commission published new versions of the SCCs, which seek to address items identified by the CJEU’s Schrems II decision and provide further details regarding the transfer assessments that the parties are required to conduct when implementing the new SCCs. The new SCCs must be used for relevant new data transfers from September 27, 2021; existing SCCs arrangements must be migrated to the new SCCs by December 27, 2022. Most recently, on March 25, 2022, the EU Commission and the US White House announced that an agreement on Privacy Shield 2.0 has been reached. However, it is too soon to tell how the future of Privacy Shield 2.0 will evolve and what impact it will have on our cross-border activities.
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
Additionally, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The United States continuously enacts tax legislation, including regulations related to the significant tax reform legislation enacted in 2017, and certain tax provisions may potentially adversely affect us in the future. For example, U.S. President Joseph Biden’s plan to increase the U.S. federal corporate income tax rate could materially increase the amount of taxes we owe, thereby negatively impacting our results of operations as well as our cash flows from operations. Further, regulations issued under the “base erosion and anti-abuse tax” provision (“BEAT”) eliminate the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax under certain circumstances. We expect that our applicable revenues will exceed the revenue threshold above which this tax applies for the year ending December 31, 2022, and therefore we expect we will have to include the tax impacts of BEAT, which could be material, in our consolidated financial statements for the year ending December 31, 2022, and potentially for future fiscal years. We are currently undertaking tax planning strategies that are expected to reduce or eliminate the potential tax impact under these new regulations. Additionally, the application of these rules could further adversely impact our effective tax rate by limiting our ability to deduct certain expenses in our current and future taxable years. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition, or results of operations may be adversely impacted.
If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2022, we had a net balance of $194 million of goodwill and intangible assets related to business acquisitions. An adverse change in market conditions, particularly a change resulting in a significant decrease in our share price, or if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2021, we had federal and state net operating loss carryforwards, or NOLs, of $1,601 million and $665 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, including in connection with our initial public offering or our follow-on public offering. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. Our NOLs generated before fiscal year 2018 are subject to a 20-year carryover limitation and may expire if unused within that period. There is also a risk that due to legislative changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Our NOLs may also be subject to limitations under state law. For example, California recently enacted legislation suspending the use of NOLs for taxable years 2020, 2021 and 2022 for many taxpayers. In addition, under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, the amount of NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
GAAP is subject to interpretation by FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. For example, on January 1, 2018, we adopted ASC Topic 606, “Revenue from Contracts with Customers,” which changed our accounting policies regarding revenue recognition and incremental costs to acquire customer contracts. We also adjusted our consolidated financial statements from amounts previously reported to reflect the adoption. Certain other standards that become effective in the future may have a material impact on our consolidated financial statements. See Note 1 of the Notes to our Condensed Consolidated Financial Statements for information regarding the effect of new accounting pronouncements on our consolidated financial statements. Any difficulties in implementing these standards could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
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
As of June 30, 2022, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 23% of our outstanding common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to exert significant influence in matters requiring stockholder approval. For example, these stockholders may be able to exert significant influence in elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, or "Section 203", which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. The provisions of our certificate of incorporation and bylaws cited above and the applicability of Section 203 may tend to delay, defer or prevent a potential unsolicited offer or takeover attempt that is not approved by our board of directors but that our stockholders might consider to be in their best interests, including an attempt that might result in stockholders receiving a premium over the market price for their shares. Any delay or prevention of a change of control transaction or changes in our management could cause the market price of our common stock to decline.
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
In March 2018, we issued $575 million in aggregate principal amount of the 2023 Notes, in a private offering. The interest rate on the 2023 Notes is fixed at 0.25% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year. In June 2020, we issued $1,150 million aggregate principal amount of the 2025 Notes. The interest rate on the 2025 Notes is fixed at 0.625% per annum and is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. In connection with the offering of the 2025 Notes, the Company conducted the 2023 Notes Partial Repurchase using $618 million of the net proceeds from the offering of the 2025 Notes to repurchase $426 million aggregate principal amount of the 2023 Notes in cash through individual privately negotiated transactions. As of the repurchase date, the carrying value of the 2023 Notes subject to the 2023 Notes Partial Repurchase, net of unamortized debt discount and issuance costs, was $367 million. The 2023 Notes Partial Repurchase resulted in a $26 million loss on early debt extinguishment. As of June 30, 2022, $149 million of principal remains outstanding on the 2023 Notes. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. Upon conversion, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases in connection with such conversion and our ability to pay may additionally be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture governing the Notes or to pay any cash payable on future conversions as required by such indenture would constitute a default under such indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof. Additionally, subject to certain exceptions, if we fail to timely file any document or report required under the Exchange Act, in certain circumstances we may be required to pay additional interest of up to 0.50% per annum on our Notes in order to avoid an event of default under the indenture, which may affect our ability to repay the Notes. Furthermore, if we do not remedy such failure within 360 days after receiving notice thereof from the noteholders, there would be an event of default under the indenture.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As disclosed in Note 8 of the Notes to our Condensed Consolidated Financial Statements, the conditional conversion feature of the 2023 Notes and 2025 Notes that is based on the closing stock price of our common stock during the last 30 trading days of a calendar quarter was not triggered as of June 30, 2022, and the Notes are not convertible between July 1, 2022 and September 30, 2022. Whether the Notes will be convertible following such calendar quarter will depend on the satisfaction of this conditional conversion feature or another conversion condition in the future.
In addition, even if holders do not elect to convert their Notes at a time when they are convertible, we are required to reclassify the outstanding principal of the Notes that are convertible as a current rather than long-term liability, resulting in a material reduction of our net working capital. We have classified the 2025 Notes as a long-term liability on the condensed consolidated balance sheet as of June 30, 2022. The 2023 Notes are classified as a current liability as of June 30, 2022, as they mature within one year of the balance sheet date.
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
In addition, in connection with the issuance of the Notes, we entered into capped call transactions with certain financial institutions (the “Option Counterparties”). The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion or settlement of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. From time to time, the Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes. This activity could cause a decrease in the market price of our common stock.
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
Prior to the adoption of ASU 2020-06, under ASC 470-20, an entity was required to separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The legacy guidance required the value of the conversion option of the Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our consolidated balance sheet and as a discount to the Notes, which reduced their initial carrying value. The carrying value of the Notes, net of the discount recorded, was to be accreted up to the principal amount of the Notes from the issuance date until maturity, which resulted in non-cash charges to interest expense in our consolidated statement of operations. Accordingly, we reported higher net loss in our financial results prior to the adoption of ASU 2020-06 because ASC 470-20 required interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
On July 26, 2022, the Compensation Committee of the Board of Directors of the Company adopted and approved the amendment and restatement of a severance plan that was originally adopted on June 23, 2022, the material terms of which were disclosed on the Current Report on Form 8-K filed on June 24, 2022. Among other things, the amended and restated plan has been expanded to cover all employees of the Company, but otherwise contains the same material terms as previously disclosed. A copy of this amended and restated severance plan is filed as Exhibit 10.2 hereto and is incorporated by reference herein.
Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT
INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated as of June 24, 2022, by and among Zendesk, Inc., Zoro BidCo, Inc. and Zoro Merger Sub, Inc.	8-K	001-36456	2.1	June 24, 2022
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36456	3.1	August 7, 2014
3.2	Amended and Restated By-laws of the Registrant.	10-Q	001-36456	3.2	July 30, 2021
10.1#	Offer Letter between the Registrant and Pat Copeland, dated as of May 11, 2022	Filed herewith
10.2#	Zendesk, Inc. Amended and Restated Employee Severance Plan and Summary Plan Description	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1**	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

#	Indicates management contract or compensatory plan, contract, or agreement.

*	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.
**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zendesk, Inc.
Date: July 29, 2022	By:	/s/ Shelagh Glaser
Shelagh Glaser
Chief Financial Officer (Principal Financial Officer)