Form 10-Q
period 2022-09-30
Zendesk, Inc.
filed 2022-10-28
CIK 1463172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of October 27, 2022, there were 124,238,017 shares of the registrant’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ZENDESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$707,047	$476,103
Marketable securities	630,763	539,780
Accounts receivable, net of allowance for credit losses of $6,169 and $6,190 as of September 30, 2022 and December 31, 2021, respectively	217,831	273,898
Deferred costs	85,700	72,042
Prepaid expenses and other current assets	75,728	56,809
Total current assets	1,717,069	1,418,632
Marketable securities, noncurrent	322,946	559,652
Property and equipment, net	86,799	97,815
Deferred costs, noncurrent	76,414	72,553
Lease right-of-use assets	44,260	69,936
Goodwill and intangible assets, net	191,791	197,098
Other assets	36,880	35,593
Total assets	$2,476,159	$2,451,279
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$42,553	$49,213
Accrued liabilities	77,664	50,075
Accrued compensation and related benefits	114,633	138,127
Deferred revenue	532,889	512,933
Lease liabilities	19,965	21,253
Current portion of convertible senior notes, net	148,865	139,738
Total current liabilities	936,569	911,339
Convertible senior notes, net	1,138,472	979,350
Deferred revenue, noncurrent	5,558	4,277
Lease liabilities, noncurrent	45,902	63,212
Other liabilities	2,795	3,883
Total liabilities	2,129,296	1,962,061
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,238	1,215
Additional paid-in capital	1,651,518	1,637,157
Accumulated other comprehensive loss	(25,643)	(8,911)
Accumulated deficit	(1,280,250)	(1,140,243)
Total stockholders’ equity	346,863	489,218
Total liabilities and stockholders’ equity	$2,476,159	$2,451,279
See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$416,861	$346,974	$1,212,396	$963,238
Cost of revenue (1)	79,462	70,226	237,930	197,863
Gross profit	337,399	276,748	974,466	765,375
Operating expenses (1):
Research and development	105,203	92,112	323,819	248,721
Sales and marketing	211,593	172,828	622,413	495,596
General and administrative	76,030	50,716	236,778	139,667
Total operating expenses	392,826	315,656	1,183,010	883,984
Operating loss	(55,427)	(38,908)	(208,544)	(118,609)
Other income (expense), net:
Interest expense	(3,131)	(14,762)	(9,373)	(43,768)
Interest and other income (expense), net	2,913	2,386	5,845	8,430
Total other income (expense), net	(218)	(12,376)	(3,528)	(35,338)
Loss before provision for income taxes	(55,645)	(51,284)	(212,072)	(153,947)
Provision for income taxes	3,448	3,133	9,049	7,842
Net loss	$(59,093)	$(54,417)	$(221,121)	$(161,789)
Net loss per share, basic and diluted	$(0.48)	$(0.45)	$(1.80)	$(1.36)
Weighted-average shares used to compute net loss per share, basic and diluted	123,576	120,164	122,799	119,050

(1) Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$7,053	$5,343	$20,212	$15,047
Research and development	22,885	17,189	62,654	49,886
Sales and marketing	35,014	24,915	92,934	72,648
General and administrative	15,007	12,086	41,456	31,020

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(59,093)	$(54,417)	$(221,121)	$(161,789)
Other comprehensive loss:
Net unrealized loss on available-for-sale investments	(3,487)	(863)	(20,532)	(3,664)
Net unrealized gain (loss) on derivative instruments	20	(2,354)	3,848	(7,972)
Other comprehensive loss	(3,467)	(3,217)	(16,684)	(11,636)
Comprehensive loss	$(62,560)	$(57,634)	$(237,805)	$(173,425)

See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2022						Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	123,278	$1,232	$1,568,922	$(22,176)	$(1,221,157)	$326,821	119,789	$1,197	$1,492,117	$(5,216)	$(1,023,971)	$464,127
Issuance of common stock upon exercise of stock options	95	1	3,272	—	—	3,273	212	2	3,752	—	—	3,754
Issuance of common stock for settlement of RSUs and PRSUs	520	5	(1,558)	—	—	(1,553)	521	5	(2,642)	—	—	(2,637)
Share-based compensation	—	—	80,882	—	—	80,882	—	—	60,619	—	—	60,619
Other comprehensive loss	—	—	—	(3,467)	—	(3,467)	—	—	—	(3,217)	—	(3,217)
Net loss	—	—	—	—	(59,093)	(59,093)	—	—	—	—	(54,417)	(54,417)
Other	—	—	—	—	—	—	—	—	—	48	(1)	47
Balances at end of period	123,893	$1,238	$1,651,518	$(25,643)	$(1,280,250)	$346,863	120,522	$1,204	$1,553,846	$(8,385)	$(1,078,389)	$468,276

	Nine Months Ended September 30, 2022						Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	121,598	$1,215	$1,637,157	$(8,911)	$(1,140,243)	$489,218	117,489	$1,174	$1,344,337	$3,203	$(916,883)	$431,831
Cumulative effect adjustment resulting from the adoption of ASU 2020-06 (Note 1)	—	—	(245,690)	—	81,114	(164,576)	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	473	5	15,500	—	—	15,505	820	8	18,881	—	—	18,889
Issuance of common stock for settlement of RSUs and PRSUs	1,478	15	(5,524)	—	—	(5,509)	1,833	18	(8,958)	—	—	(8,940)
Issuance of common stock in connection with employee stock purchase plan	344	3	29,834	—	—	29,837	380	4	27,651	—	—	27,655
Share-based compensation	—	—	220,241	—	—	220,241	—	—	171,935	—	—	171,935
Other comprehensive loss	—	—	—	(16,684)	—	(16,684)	—	—	—	(11,636)	—	(11,636)
Net loss	—	—	—	—	(221,121)	(221,121)	—	—	—	—	(161,789)	(161,789)
Other	—	—	—	(48)	—	(48)	—	—	—	48	283	331
Balances at end of period	123,893	$1,238	$1,651,518	$(25,643)	$(1,280,250)	$346,863	120,522	$1,204	$1,553,846	$(8,385)	$(1,078,389)	$468,276
See Notes to Condensed Consolidated Financial Statements.

ZENDESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(221,121)	$(161,789)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	28,729	27,953
Share-based compensation	217,256	168,601
Amortization of deferred costs	65,024	48,739
Amortization of debt discount and issuance costs	3,673	38,085
Real estate impairments	28,363	—
Allowance for credit losses on accounts receivable	6,641	6,199
Other, net	4,713	1,241
Changes in operating assets and liabilities:
Accounts receivable	45,516	3,733
Prepaid expenses and other current assets	(6,970)	(9,385)
Deferred costs	(80,759)	(75,846)
Lease right-of-use assets	12,085	12,876
Other assets and liabilities	(1,223)	(3,888)
Accounts payable	(5,769)	18,304
Accrued liabilities	16,319	1,349
Accrued compensation and related benefits	(24,767)	16,059
Deferred revenue	18,816	64,710
Lease liabilities	(16,351)	(22,658)
Net cash provided by operating activities	90,175	134,283
Cash flows from investing activities
Purchases of property and equipment	(15,014)	(11,030)
Internal-use software development costs	(8,230)	(10,837)
Purchases of marketable securities	(398,519)	(718,636)
Proceeds from maturities of marketable securities	365,275	590,588
Proceeds from sales of marketable securities	155,020	101,995
Business combinations, net of cash acquired	—	(7,811)
Purchases of strategic investments	(1,500)	(1,000)
Proceeds from sales of strategic investments	—	1,008
Net cash provided by (used in) investing activities	97,032	(55,723)
Cash flows from financing activities
Proceeds from exercises of employee stock options	15,504	18,889
Proceeds from employee stock purchase plan	34,685	37,136
Taxes paid related to net share settlement of share-based awards	(5,509)	(8,940)
Net cash provided by financing activities	44,680	47,085
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(41)	(33)
Net increase in cash, cash equivalents and restricted cash	231,846	125,612
Cash, cash equivalents and restricted cash at beginning of period	477,350	407,859
Cash, cash equivalents and restricted cash at end of period	$709,196	$533,471

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$707,047	$532,517
Restricted cash included in prepaid expenses and other current assets	2,149	949
Restricted cash included in other assets	—	5
Total cash, cash equivalents and restricted cash	$709,196	$533,471

Supplemental cash flow data
Cash paid for interest	$3,967	$3,967
Cash paid for taxes	$8,744	$7,940
Non-cash investing and financing activities
Balance of property and equipment in accounts payable and accrued expenses	$2,633	$1,069
Share-based compensation capitalized in internal-use software development costs	$1,203	$1,317
Share-based compensation capitalized in deferred costs	$1,782	$2,013
Property and equipment acquired through tenant improvement allowances	$1,208	$429
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

See Note 16 of the Notes to our Condensed Consolidated Financial Statements for further details.
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
Concentrations of Risk
As of September 30, 2022 and December 31, 2021, no customers represented 10% or greater of our total accounts receivable balance. There were no customers that individually exceeded 10% of our revenue during the three and nine months ended September 30, 2022 and 2021.
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
Adoption under the modified retrospective method impacted the 2023 Notes and 2025 Notes (as each is defined below) outstanding as of January 1, 2022, and resulted in the re-combination of the liability and equity components of each instrument into a single liability instrument measured at amortized cost. As a result, at transition the Company recorded a $246 million decrease to additional paid-in-capital, net of income tax effects, to remove the equity component separately recorded for the conversion features associated with the Notes (as defined below), a $165 million increase to the total carrying value of the Notes, to reflect the full principal amount of the Notes outstanding net of issuance costs, and a $81 million cumulative effect decrease to the beginning balance of accumulated deficit, net of income tax effects. Interest expense recognized in future periods will be reduced as a result of accounting for each instrument as a single liability measured at amortized cost. In addition, ASU 2020-06 also requires the use of the if-converted method in calculating diluted earnings per share for convertible instruments. Since the Company had a net loss for the three and nine months ended September 30, 2022, the convertible senior notes were determined to be anti-dilutive and therefore had no impact to basic or diluted net loss per share for the periods as a result of adopting ASU 2020-06.

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

Note 3. Financial Instruments

Investments
The following tables present information about our financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurement at September 30, 2022
	Level 1	Level 2	Total
Description
U.S. Treasury securities	$—	$421,965	$421,965
Corporate bonds	—	385,774	385,774
Money market funds	387,159	—	387,159
Asset-backed securities	—	69,035	69,035
Agency securities	—	70,299	70,299
Commercial paper	—	39,443	39,443
Certificates of deposit and time deposits	—	9,169	9,169
Total	$387,159	$995,685	$1,382,844
Included in cash and cash equivalents			$429,135
Included in marketable securities			$953,709

	Fair Value Measurement at December 31, 2021
	Level 1	Level 2	Total
Description
U.S. Treasury securities	$—	$480,726	$480,726
Corporate bonds	—	430,018	430,018
Money market funds	234,123	—	234,123
Asset-backed securities	—	93,620	93,620
Agency securities	—	50,057	50,057
Commercial paper	—	48,950	48,950
Certificates of deposit and time deposits	—	1,488	1,488
Total	$234,123	$1,104,859	$1,338,982
Included in cash and cash equivalents			$239,550
Included in marketable securities			$1,099,432

As of September 30, 2022 and December 31, 2021, there were no securities within Level 3 of the fair value hierarchy. There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2022 or 2021.
As of September 30, 2022, gross unrealized gains and gross unrealized losses for marketable securities were not material and $22 million, respectively. The aggregate amortized cost basis for cash equivalents and marketable securities was $1,405 million and excludes accrued interest of $3 million. The aggregate fair value of securities with unrealized losses was $901 million.
As of December 31, 2021, gross unrealized gains and gross unrealized losses for marketable securities were $1 million and $3 million, respectively. The aggregate amortized cost basis for cash equivalents and marketable securities was $1,341 million and excludes accrued interest of $3 million. The aggregate fair value of securities with unrealized losses was $795 million.
Unrealized losses for securities that have been in an unrealized loss position for more than 12 months as of September 30, 2022 and December 31, 2021 were $7 million and not material, respectively. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period. We intend to hold our marketable securities to maturity and it is unlikely that they would be sold before their cost bases are recovered.
The following table classifies our marketable securities by contractual maturity (in thousands):

	September 30, 2022	December 31, 2021
Due in one year or less	$630,763	$539,780
Due after one year	322,946	559,652
Total	$953,709	$1,099,432

As of September 30, 2022 and December 31, 2021, the balance of strategic investments without readily determinable fair values was $17 million and $16 million, respectively. There have been no adjustments to the carrying values of strategic investments resulting from impairments or observable price changes.
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
We include time value related to our cash flow hedges for effectiveness testing purposes and the entire change in the unrecognized value of our hedge contracts is recorded in accumulated other comprehensive income (loss), or AOCI. As of September 30, 2022, the balance of AOCI included an unrecognized net gain of $1 million related to the changes in the fair value of foreign currency forward contracts designated as cash flow hedges. We expect to reclassify a net loss of $2 million into earnings over the next 12 months associated with our cash flow hedges.
The following tables present information about our derivative instruments on our consolidated balance sheets (in thousands):

	September 30, 2022
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$18,917	Accrued liabilities	$23,715
Total		$18,917		$23,715

	December 31, 2021
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Location	Fair Value (Level 2)	Balance Sheet Location	Fair Value (Level 2)
Foreign currency forward contracts	Other current assets	$6,439	Accrued liabilities	$9,422
Total		$6,439		$9,422

Our foreign currency forward contracts had a total notional value of $543 million and $488 million as of September 30, 2022 and December 31, 2021, respectively. We have a master netting arrangement with each of our counterparties, which permit net settlement of multiple, separate derivative contracts with a single payment. We do not have collateral requirements with any of our counterparties. GAAP permits companies to present the fair value of derivative instruments on a net basis according to master netting arrangements. We have elected to present our derivative instruments on a gross basis in our consolidated financial statements. We do not enter into any derivative contracts for trading or speculative purposes. All derivatives have been designated as hedging instruments.
The following table presents information about our foreign currency forward contracts on our consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
Classification	2022	2021	2022	2021
Revenue	$4,166	$(1,126)	$7,352	$(3,207)
Cost of revenue	(1,268)	(76)	(2,674)	814
Research and development	(1,641)	(92)	(3,587)	911
Sales and marketing	(3,133)	(180)	(6,753)	1,893
General and administrative	(1,417)	(53)	(2,552)	654
Total	$(3,293)	$(1,527)	$(8,214)	$1,065
The loss recognized in AOCI related to foreign currency forward contracts was $3 million and $4 million for the three months ended September 30, 2022 and September 30, 2021, respectively. The loss recognized in AOCI related to foreign currency forward contracts was $4 million and $7 million for the nine months ended September 30, 2022 and 2021, respectively.

The cash flow effects related to foreign currency forward contracts are included within operating activities on our consolidated statements of cash flows.
Convertible Senior Notes
As of September 30, 2022, the fair values of our 0.25% convertible senior notes due 2023 and our 0.625% convertible senior notes due 2025 were $181 million and $935 million, respectively. We estimate the fair value of our convertible senior notes based on their last traded prices or market observable inputs, resulting in a Level 2 classification in the fair value hierarchy. Based on the closing price of our common stock of $76.10 on the last trading day of the quarter, the if-converted value of the 2025 convertible senior notes did not exceed the principal amount of $1,150 million, and the if-converted value of the 2023 convertible senior notes exceeded the remaining principal amount by $31 million as of September 30, 2022.

Note 4. Costs to Obtain Customer Contracts
The balance of deferred costs to obtain customer contracts was $162 million and $145 million as of September 30, 2022 and December 31, 2021, respectively. Amortization expense for deferred costs was $23 million and $18 million for the three months ended September 30, 2022 and 2021, respectively, and $65 million and $49 million for the nine months ended September 30, 2022 and 2021, respectively. There were no impairment losses related to deferred costs for the periods presented.

Note 5. Property and Equipment
Property and equipment, net consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Leasehold improvements	$53,238	$79,661
Capitalized internal-use software	70,866	58,135
Computer equipment and licensed software and patents	43,017	41,512
Furniture and fixtures	10,177	14,627
Construction in progress	12,230	20,927
Total	189,528	214,862
Less: accumulated depreciation and amortization	(102,729)	(117,047)
Property and equipment, net	$86,799	$97,815

Depreciation expense was $5 million and $6 million for the three months ended September 30, 2022 and 2021, respectively, and $16 million and $17 million for the nine months ended September 30, 2022 and 2021, respectively.
Amortization expense of capitalized internal-use software was $2 million for each of the three months ended September 30, 2022 and 2021. Amortization expense of capitalized internal-use software was $7 million and $5 million for the nine months ended September 30, 2022 and 2021, respectively. The carrying values of capitalized internal-use software as of September 30, 2022 and December 31, 2021 were $43 million and $40 million, respectively, including $12 million and $15 million in construction in progress, respectively. These balances included $9 million and $7 million, respectively, of implementation costs incurred in hosting arrangements that are service contracts.

Note 6. Leases
The following table presents information about leases on our consolidated balance sheets (in thousands):

	September 30, 2022	December 31, 2021
Assets
Lease right-of-use assets	$44,260	$69,936
Liabilities
Lease liabilities	19,965	21,253
Lease liabilities, noncurrent	45,902	63,212

As of September 30, 2022, the weighted average remaining lease term was 5.5 years and the weighted average discount rate was 4.8%.
The following table presents information about leases on our consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense	$4,313	$5,455	$14,736	$16,583
Short-term lease expense	59	130	262	386
Variable lease expense	1,509	1,297	4,020	3,759
Sublease income	(735)	(450)	(1,730)	(1,324)

The following table presents supplemental cash flow information about our leases (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$17,450	$20,460
Operating lease assets obtained in exchange for new lease liabilities	3,711	4,452
In April 2022, our board of directors approved a plan to cease use or sublease certain leased premises across our real estate portfolio. As a result, we recorded an aggregate impairment charge of $25 million in the second quarter of 2022, which is the amount that the carrying value of the asset groups exceeded their estimated fair values. The asset groups primarily include lease right-of-use assets and leasehold improvements. The estimated fair values were based on the present value of the estimated cash flows that could be generated from subleasing each property for the remaining lease term, if applicable. Further, in July 2022, our board of directors approved a plan to cease use of additional leased premises for which we recorded an impairment charge of $3 million in the third quarter of 2022. The impairment charges were recorded in general and administrative expenses on our consolidated statements of operations.
In the third quarter of 2022, we executed a termination agreement for certain leased premises, including a one-time payment of $1 million, which is included within operating activities on our consolidated statements of cash flows and is not included in the supplemental cash flow table above.

Note 7. Goodwill and Acquired Intangible Assets
Acquired intangible assets subject to amortization consist of the following (in thousands):

	As of September 30, 2022
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
				(In years)
Developed technology	$28,000	$(17,267)	$10,733	2.3
Customer relationships	14,300	(10,159)	4,141	2.9
	$42,300	$(27,426)	$14,874

	As of December 31, 2021
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
				(In years)
Developed technology	$28,000	$(13,734)	$14,266	3.0
Customer relationships	14,300	(8,233)	6,067	3.2
	$42,300	$(21,967)	$20,333

Amortization expense of acquired intangible assets was $2 million for each of the three months ended September 30, 2022 and 2021, and $5 million for each of the nine months ended September 30, 2022 and 2021.
Estimated future amortization expense as of September 30, 2022 is as follows (in thousands):

Remainder of 2022	$1,838
2023	6,579
2024	4,837
2025	972
2026	488
Thereafter	160
$14,874

As of September 30, 2022 and December 31, 2021, the carrying amount of goodwill was $177 million. There was no material change to the carrying amount of goodwill for the nine months ended September 30, 2022.

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

During the three months ended September 30, 2022, the conditions allowing holders of the 2025 Notes to convert were not met. As the criteria for conversion were not met, the 2025 Notes are classified as a long-term liability as of September 30, 2022.

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

As described in Note 1, we adopted ASU 2020-06 effective January 1, 2022 on a modified retrospective basis, under which prior period information was not retrospectively adjusted.

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

The net carrying amount of the liability component of the 2025 Notes is as follows (in thousands):

	September 30, 2022	December 31, 2021
Principal	$1,150,000	$1,150,000
Unamortized debt discount	—	(157,983)
Unamortized issuance costs	(11,528)	(12,667)
Net carrying amount	$1,138,472	$979,350

The net carrying amount of the equity component of the 2025 Notes is as follows (in thousands):

	September 30, 2022	December 31, 2021
Debt discount for conversion option	$—	$220,061
Issuance costs	—	(4,035)
Net carrying amount	$—	$216,026

The interest expense related to the 2025 Notes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$1,797	$1,797	$5,391	$5,391
Amortization of debt discount	—	10,281	—	30,465
Amortization of issuance costs	1,049	735	3,138	2,147
Total interest expense	$2,846	$12,813	$8,529	$38,003

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

In connection with the offering of the 2025 Notes, we used $618 million of the net proceeds from the offering of the 2025 Notes to repurchase $426 million aggregate principal amount of the 2023 Notes in cash through individual privately negotiated transactions, or the “2023 Notes Partial Repurchase.” Pursuant to ASC 470-20, Debt with Conversion and Other Options ("ASC Subtopic 470-20") under existing accounting rules prior to adoption of ASU 2020-06, total consideration for the repurchase was separated into liability and equity components. Of the $618 million consideration, $393 million and $225 million were allocated to the debt and equity components on our consolidated balance sheets, respectively, utilizing an effective interest rate to determine the fair value of the liability component. The fair value of the liability component was estimated by calculating the present value of expected cash flows using an interest rate that reflects our incremental borrowing rate, with an estimated adjustment for our credit standing on nonconvertible debt with similar maturity. As of the repurchase date, the carrying value of the 2023 Notes subject to the 2023 Notes Partial Repurchase, net of unamortized debt discount and issuance costs, was $367 million. The 2023 Notes Partial Repurchase resulted in a $26 million loss on early debt extinguishment. Additionally, $39 million of the total consideration was related to repayment of the debt discount and reflected as a cash outflow from operating activities. As of September 30, 2022, $149 million of principal remains outstanding on the 2023 Notes.

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

During the three months ended September 30, 2022, the conditions allowing holders of the 2023 Notes to convert were not met. To date, we have received one request for conversion for an immaterial amount of 2023 Notes. Prior to the adoption of ASU 2020-06 on January 1, 2022, in accounting for the issuance of the 2023 Notes, the 2023 Notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The carrying amount of the equity component representing the Conversion Option was $125 million and was determined by deducting the fair value of the liability component from the par value of the 2023 Notes. The equity component was recorded in additional paid-in capital. The excess of the principal amount of the liability component over its carrying amount was amortized to interest expense over the contractual term of the 2023 Notes at an effective interest rate of 5.26%. The 2023 Notes are within one year of maturity and are therefore classified as a current liability as of September 30, 2022.

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

The net carrying amount of the liability component of the 2023 Notes is as follows (in thousands):

	September 30, 2022	December 31, 2021
Principal	$149,194	$149,194
Unamortized debt discount	—	(8,641)
Unamortized issuance costs	(329)	(815)
Net carrying amount	$148,865	$139,738

The net carrying amount of the equity component of the 2023 Notes is as follows (in thousands):

	September 30, 2022	December 31, 2021
Debt discount for conversion option	$—	$32,427
Issuance costs	—	(765)
Net carrying amount	$—	$31,662

The interest expense related to the 2023 Notes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$93	$93	$279	$279
Amortization of debt discount	—	1,699	—	5,032
Amortization of issuance costs	178	151	535	441
Total interest expense	$271	$1,943	$814	$5,752

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

In June 2020, and in connection with the 2023 Notes Partial Repurchase, we terminated the 2023 Capped Calls corresponding to approximately 6.7 million shares for cash proceeds of $83 million. The proceeds were recorded as an increase to additional paid-in capital in the consolidated balance sheets. As of September 30, 2022, there remains outstanding 2023 Capped Calls giving the Company the option to purchase approximately 2.4 million shares (subject to adjustment).

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

As of the date of this Quarterly Report on Form 10-Q, nine complaints have been filed by purported stockholders of the Company seeking enjoin the Merger and other relief. Eight of the complaints asserted claims against certain defendants under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder for allegedly false and misleading statements in the joint proxy statement/prospectus and against certain defendants under Section 20(a) of the Exchange Act for alleged “control person” liability with respect to such allegedly false and misleading statements. One of the complaints asserted claims under New York common law against certain defendants for alleged misrepresentation. While the Company continues to evaluate these claims, we do not believe this litigation will have a material impact on our financial position or results of operations.

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

Note 10. Common Stock and Stockholders’ Equity
Common Stock
As of September 30, 2022 and December 31, 2021, there were 400 million shares of common stock authorized for issuance with a par value of $0.01 per share, and 123.9 million and 121.6 million shares were issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.
Preferred Stock
As of September 30, 2022 and December 31, 2021, there were 10 million shares of preferred stock authorized for issuance with a par value of $0.01 per share and no shares of preferred stock were issued or outstanding.
Employee Equity Plans
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (the “ESPP”), eligible employees are granted options to purchase shares of our common stock through payroll deductions. The ESPP provides for 18-month offering periods, which include three six-month purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of the offering period or the fair market value of our common stock at the end of the purchase period. During the nine months ended September 30, 2022 and September 30, 2021, 0.3 million and 0.4 million shares of common stock were purchased under the ESPP, respectively. Pursuant to the terms of the ESPP, the number of shares reserved under the ESPP increased by 1.2 million shares on January 1, 2022. As of September 30, 2022, 6.2 million shares of common stock were available for issuance under the ESPP.

Stock Option and Grant Plans
Our board of directors adopted the 2009 Stock Option and Grant Plan (the “2009 Plan”), in July 2009. The 2009 Plan was terminated in connection with our initial public offering in May 2014, and accordingly, no shares are available for issuance under this plan. The 2009 Plan continues to govern outstanding awards granted thereunder.
Our 2014 Stock Option and Incentive Plan (the “2014 Plan”), serves as the successor to our 2009 Plan. Pursuant to the terms of the 2014 Plan, the number of shares reserved for issuance under the 2014 Plan increased by 6.1 million shares on January 1, 2022. As of September 30, 2022, we had 20.8 million shares of common stock available for future grants under the 2014 Plan.
A summary of restricted stock unit, or “RSU”, activity for the nine months ended September 30, 2022 is as follows (in thousands, except per share information):

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested — January 1, 2022	4,402	$113.97
Granted	4,087	103.40
Vested	(1,478)	105.43
Forfeited or canceled	(958)	112.09
Unvested — September 30, 2022	6,053	$109.22

The total fair value of RSUs vested during the nine months ended September 30, 2022 and 2021 was $137 million and $249 million, respectively. The fair value of RSUs vested represents market value on the vesting date.
A summary of stock option activity for the nine months ended September 30, 2022 is as follows (in thousands, except per share information):

	Stock Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding — January 1, 2022	3,457	$44.71	4.4	$222,460
Granted	492	116.56
Exercised	(473)	32.79
Forfeited or canceled	(131)	119.36
Outstanding — September 30, 2022	3,345	$54.04	4.5	$119,895

The aggregate intrinsic value for options outstanding represents the difference between the closing market price of our common stock on the last trading day of the reporting period and the exercise price of outstanding, in-the-money options.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2022 and 2021 was $34 million and $94 million, respectively. The intrinsic value for options exercised represents the difference between the exercise price and the market value on the date of exercise. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2022 and 2021 was $43.72 and $52.60, respectively.
As of September 30, 2022, we had a total of $628 million in future expense related to our stock options and RSUs to be recognized over a weighted average period of 2.8 years. As of September 30, 2022, we had a total of $13 million in future expense related to current offering periods under the ESPP. In October 2022, the Company communicated the suspension of the ESPP effective November 7, 2022. As a result, in the three months ending December 31, 2022, the Company expects to recognize all future stock compensation expense related to the ESPP, including approximately $11 million associated with the cancelled offering periods.

Performance Restricted Stock Units
In 2022, the compensation committee of our board of directors granted performance-based restricted stock units, or PRSUs, representing a target of 0.2 million shares of common stock to certain senior executives. The PRSUs vest over a four-year service period. The PRSUs include a performance condition, based on company-wide revenue growth, and a market condition, based on our total Zendesk stockholder return as compared to the total stockholder return of the Russell 3000 Index, each measured over a one-year performance period. The PRSUs will vest in a percentage of the target number of shares depending on the extent the conditions are achieved and subject to the required service. The fair value of those PRSUs subject to the market condition was estimated on the date of grant using a Monte Carlo simulation, which incorporates various assumptions including the expected stock price volatility over the performance period and the stock price at the grant date.
The compensation cost is recognized under the accelerated attribution method. During the three and nine months ended September 30, 2022, we recorded $0.3 million and $3 million of share-based compensation expense related to the PRSUs, respectively. The total future expense related to the PRSUs that are expected to vest as of September 30, 2022 is $6 million.

Note 11. Deferred Revenue and Performance Obligations
The changes in the balances of deferred revenue are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$570,199	$442,463	$517,210	$383,358
Billings	385,109	352,580	1,233,633	1,027,949
Subscription and services revenue	(389,628)	(327,812)	(1,136,254)	(912,665)
Other revenue*	(27,233)	(19,162)	(76,142)	(50,573)
Balance, end of period	$538,447	$448,069	$538,447	$448,069
*Other revenue primarily includes implementation and training services, usage-based revenue, and amounts from contract assets.

For the three months ended September 30, 2022 and September 30, 2021, the majority of revenue recognized was from the deferred revenue balances at the beginning of each period. For the nine months ended September 30, 2022 and 2021, less than half of revenue recognized was from the deferred revenue balances at the beginning of each period. When revenue is recognized in advance of invoicing we record contract assets, which are included in prepaid expenses and other current assets on our consolidated balance sheets. As of September 30, 2022 and December 31, 2021, the balance of contract assets was $3 million and $4 million, respectively.

The aggregate balance of remaining performance obligations as of September 30, 2022 was $1,405 million. We expect to recognize $963 million of the balance as revenue in the next 12 months and the substantial majority of the remainder in the next 13-36 months. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized, including contracted revenue from renewals, and does not include contract amounts which are cancellable by the customer and amounts associated with optional renewal periods.

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
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(59,093)	$(54,417)	$(221,121)	$(161,789)
Weighted-average shares used to compute basic and diluted net loss per share	123,576	120,164	122,799	119,050
Net loss per share, basic and diluted	$(0.48)	$(0.45)	$(1.80)	$(1.36)

The anti-dilutive securities excluded from the shares used to calculate diluted net loss per share are as follows (in thousands):

	As of September 30,
	2022	2021
Shares subject to outstanding common stock options and employee stock purchase plan	3,567	3,894
RSUs and PRSUs	6,207	4,438
Shares related to convertible senior notes	12,939	2,883
	22,713	11,215

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

After the adoption of ASU 2020-06, we use the if-converted method for calculating any potential dilutive effect of our convertible senior notes. Under this method, we calculate diluted net income per share assuming that all the convertible senior notes were converted solely into shares of common stock at the beginning of the reporting period. Based on the initial conversion price, potential dilution related to the 2023 Notes and 2025 Notes is approximately 2.4 million and 10.6 million shares, respectively. The potential impact upon the conversion of the convertible senior notes was excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2022 because the effect would have been anti-dilutive.

Note 13. Income Taxes
We reported income tax expense of $3 million for each of the three months ended September 30, 2022 and 2021. We reported income tax expense of $9 million and $8 million for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate for each period differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for United States (“U.S.”) losses due to having a full valuation allowance against U.S. deferred tax assets.

Note 14. Geographic Information
Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.
Revenue
The following table presents our revenue by geographic area, as determined based on the billing address of our customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$211,851	$174,264	$619,299	$489,476
EMEA	118,836	102,889	347,171	282,323
APAC	43,890	35,730	124,440	98,700
Other	42,284	34,091	121,486	92,739
Total	$416,861	$346,974	$1,212,396	$963,238
Long-Lived Assets
The following table presents our long-lived assets by geographic area (in thousands):

	As of September 30, 2022	As of December 31, 2021
United States	$28,865	$59,776
EMEA:
Republic of Ireland	27,843	34,728
Other EMEA	11,019	8,261
Total EMEA	38,862	42,989
APAC:
Singapore	8,076	13,145
Other APAC	5,120	5,948
Total APAC	13,196	19,093
Other	7,248	5,883
Total	$88,171	$127,741

The table above includes property and equipment and lease right-of-use assets and excludes capitalized internal-use software and intangible assets.

Note 15. Restructuring

In the third quarter of 2022, we incurred restructuring expenses of $10 million related to initiatives to enhance our operations and cost structure. These expenses included $8 million of professional services fees and $2 million of severance costs related to a reduction-in-force affecting less than 1% of employees, all of which were recognized in general and administrative expense in the three months ended September 30, 2022. We may incur incremental material restructuring costs in the fourth quarter of 2022 as we continue to evaluate our business and economic conditions.

Note 16. Agreement and Plan of Merger

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

The completion of the Merger is subject to the satisfaction or waiver of certain customary mutual closing conditions, including (a) the receipt of approval from the Committee on Foreign Investment in the United States, which is the last outstanding regulatory approval and (b) the absence of any law or order by a court or other governmental entity of competent jurisdiction restraining, enjoining or otherwise prohibiting the consummation of the Merger.

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
For the three months ended September 30, 2022 and 2021, our revenue was $417 million and $347 million, respectively, representing a 20% growth rate. For the nine months ended September 30, 2022 and 2021, our revenue was $1,212 million and $963 million, respectively, representing a 26% growth rate. For the three months ended September 30, 2022 and 2021, we derived $205 million, or 49%, and $173 million, or 50%, respectively, of our revenue from customers located outside of the United States. For the nine months ended September 30, 2022 and 2021, we derived $593 million, or 49%, and $474 million, or 49%, respectively, of our revenue from customers located outside of the United States. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. For the three months ended September 30, 2022 and 2021, we generated net losses of $59 million and $54 million, respectively. For the nine months ended September 30, 2022 and 2021, we generated net losses of $221 million and $162 million, respectively.

We expect our financial results in future periods to be negatively impacted by ongoing macroeconomic factors including a substantial risk of global recession, persistent high inflation, changing consumer behavior and labor market dynamics that have and may continue to result in substantial employee attrition. In the quarter ended September 30, 2022, we experienced a decline in gross bookings of 27% and a decline in net bookings of 59% from the quarter ended September 30, 2021. Due to these results and ongoing changing business conditions, we expect that revenue for the year ending December 31, 2022 will grow at a rate less than previously anticipated and that growth rates in subsequent periods may also be impacted.
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

Proposed Merger
On June 24, 2022, we entered into the Merger Agreement to be acquired by an investor group in an all-cash transaction valued at approximately $10.2 billion. Under the terms of this agreement, our stockholders will receive $77.50 per share. The proposed transaction is expected to close in the fourth quarter of 2022 and is subject to customary closing conditions.

For a summary of the transaction, see Note 16 of the Notes to our Condensed Consolidated Financial Statements. The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to and qualified in its entirety by the full text of the Merger Agreement, which is filed as Exhibit 2.1 of the Company's Current Report on Form 8-K filed on June 24, 2022, Film No. 221040943.

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
Logos. Our number of logos is a consolidation of paid customer accounts across our solutions, exclusive of our legacy Starter plan, free trials, or other free services, as of the end of the period. A paid customer account is one individual billing relationship for subscription to our services. We calculate our logo number by consolidating paid customer accounts that share common corporate information as a single organization or customer may have multiple paid customer accounts across our solutions to service separate subsidiaries, divisions, or work processes. As of September 30, 2022, we had 108,100 logos. We do not currently include in our logo metric logos associated with our legacy analytics product, our legacy Outbound product, our legacy Starter plan, our Sell product, Sunshine Conversations, our legacy Smooch product, free trials, or other free services. We may from time to time refer to “customers” or “brands” in our publicly-available disclosures, each of which refers to our number of logos.
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
Our dollar-based net expansion rate was 111% as of September 30, 2022. We expect that, among other factors, our continued focus on adding larger logos at the time of addition and the growth in our revenue will result in an overall decline in our dollar-based net expansion rate over time as our aggregate annual recurring revenue grows.
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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$416,861	$346,974	$1,212,396	$963,238
Cost of revenue (1)	79,462	70,226	237,930	197,863
Gross profit	337,399	276,748	974,466	765,375
Operating expenses (1):
Research and development	105,203	92,112	323,819	248,721
Sales and marketing	211,593	172,828	622,413	495,596
General and administrative	76,030	50,716	236,778	139,667
Total operating expenses	392,826	315,656	1,183,010	883,984
Operating loss	(55,427)	(38,908)	(208,544)	(118,609)
Other income (expense), net:
Interest expense	(3,131)	(14,762)	(9,373)	(43,768)
Interest and other income (expense), net	2,913	2,386	5,845	8,430
Total other income (expense), net	(218)	(12,376)	(3,528)	(35,338)
Loss before provision for income taxes	(55,645)	(51,284)	(212,072)	(153,947)
Provision for income taxes	3,448	3,133	9,049	7,842
Net loss	$(59,093)	$(54,417)	$(221,121)	$(161,789)

(1) Includes share-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$7,053	$5,343	$20,212	$15,047
Research and development	22,885	17,189	62,654	49,886
Sales and marketing	35,014	24,915	92,934	72,648
General and administrative	15,007	12,086	41,456	31,020

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (1)	19.1	20.2	19.6	20.5
Gross profit	80.9	79.8	80.4	79.5
Operating expenses (1):
Research and development	25.2	26.5	26.7	25.8
Sales and marketing	50.8	49.8	51.3	51.5
General and administrative	18.2	14.6	19.5	14.5
Total operating expenses	94.2	90.9	97.5	91.8
Operating loss	(13.3)	(11.1)	(17.1)	(12.3)
Other income (expense), net:
Interest expense	(0.8)	(4.3)	(0.8)	(4.5)
Interest and other income (expense), net	0.7	0.7	0.5	0.9
Total other income (expense), net	(0.1)	(3.6)	(0.3)	(3.6)
Loss before provision for income taxes	(13.4)	(14.7)	(17.4)	(15.9)
Provision for income taxes	0.8	0.9	0.7	0.8
Net loss	(14.2)%	(15.6)%	(18.1)%	(16.7)%

(1) Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	1.7%	1.5%	1.7%	1.6%
Research and development	5.5	5.0	5.2	5.2
Sales and marketing	8.4	7.2	7.7	7.5
General and administrative	3.6	3.5	3.4	3.2
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	(In thousands, except percentages)
Revenue	$416,861	$346,974	20%	$1,212,396	$963,238	26%
Revenue increased $70 million, or 20%, in the three months ended September 30, 2022 compared to the same period in 2021. Approximately half of the total increase in revenue was attributable to expansions from existing accounts as of September 30, 2021 and the remainder was attributable to revenue from new accounts acquired thereafter. Revenue increased $249 million, or 26%, in the nine months ended September 30, 2022 compared to the same period in 2021. The total increase in revenue was primarily attributable to expansions from existing accounts and the remainder was attributable to revenue from new accounts. Revenue from new accounts on a year-to-date basis reflects the revenue recognized from new customers acquired in the 12 months prior for each discrete quarter within the year-to-date period.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	(In thousands, except percentages)
Cost of revenue	$79,462	$70,226	13%	$237,930	$197,863	20%
Gross margin	80.9%	79.8%		80.4%	79.5%
Cost of revenue increased $9 million, or 13%, and $40 million, or 20%, in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The overall increase was primarily due to higher employee compensation costs of $4 million and $23 million, respectively, primarily driven by headcount growth, and increased hosting and related costs of $4 million and $10 million, respectively, driven by increased customer usage. Additionally, in the nine months ended September 30, 2022, allocated shared costs increased by $2 million.
Our gross margin increased by 1.1 and 0.9 percentage points in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The overall improvement was driven primarily by efficiencies in our use of third-party licenses and services, as well as hosting services, including timing of vendor credits.
Operating Expenses
Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	(In thousands, except percentages)
Research and development	$105,203	$92,112	14%	$323,819	$248,721	30%
Research and development expenses increased $13 million, or 14%, and $75 million, or 30%, in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The overall increase was primarily due to increased employee compensation-related costs of $10 million and $58 million, respectively, primarily due to headcount growth. The increase was also primarily due to higher allocated shared costs of $1 million and $7 million, respectively.

Sales and Marketing Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	(In thousands, except percentages)
Sales and marketing	$211,593	$172,828	22%	$622,413	$495,596	26%
Sales and marketing expenses increased $39 million, or 22%, and $127 million, or 26%, respectively, in the three and nine months ended September 30, 2022 compared to the same periods in 2021. The overall increase was primarily due to increased employee compensation-related costs, including amortization of deferred commissions, of $36 million and $113 million, respectively, primarily due to headcount growth. The increase was also primarily due to higher allocated shared costs of $2 million and $11 million, respectively. The overall increase was partially offset by lower marketing program costs of $3 million and $11 million in the three and nine months ended September 30, 2022, respectively, primarily driven by decreased volume of marketing and advertising activities.
General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	(In thousands, except percentages)
General and administrative	$76,030	$50,716	50%	$236,778	$139,667	70%
General and administrative expenses increased $25 million, or 50%, and $97 million, or 70%, in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The overall increase was driven by real estate impairment charges of $3 million and $28 million in the three and nine months ended September 30, 2022, respectively. Additionally, we incurred higher employee compensation-related costs of $4 million and $25 million, primarily due to headcount growth, and higher allocated shared costs of $1 million and $4 million, in the three and nine months ended September 30, 2022, respectively. Further, one-time charges, including acquisition and merger, restructuring, and strategic review costs of $17 million and $39 million contributed to the increase in the three and nine months ended September 30, 2022, respectively.
Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	(In thousands, except percentages)
Interest expense	$(3,131)	$(14,762)	(79)%	$(9,373)	$(43,768)	(79)%
Interest and other income (expense), net	2,913	2,386	22%	5,845	8,430	(31)%
Interest expense decreased by $12 million and $34 million in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to the adoption of ASU 2020-06, which resulted in the elimination of the debt discounts that were amortized to interest expense over the contractual term of the related convertible senior notes prior to January 1, 2022. Interest and other income (expense), net increased by $1 million in the three months ended September 30, 2022 compared to the same period in 2021, primarily due to rising interest rates. Interest and other income (expense), net decreased by $3 million in the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to net foreign currency losses.
Liquidity and Capital Resources
As of September 30, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.7 billion, which were held for working capital and general corporate purposes. Our cash equivalents and marketable securities are comprised of U.S. Treasury securities, corporate bonds, money market funds, asset-backed securities, agency securities, commercial paper, certificates of deposit, and time deposits.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$90,175	$134,283
Net cash provided by (used in) investing activities	97,032	(55,723)
Net cash provided by financing activities	44,680	47,085

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
In March 2018, we issued $575 million aggregate principal amount of 0.25% convertible senior notes due March 15, 2023 (refer to Note 8 of the Notes to our Condensed Consolidated Financial Statements for more information). As of the date of this filing, we have received one request for conversion for an immaterial amount. The 2023 Notes are not convertible during the three months ending December 31, 2022.
In June 2020, we issued $1,150 million aggregate principal amount of 0.625% convertible senior notes due June 15, 2025 (refer to Note 8 of the Notes to our Condensed Consolidated Financial Statements for more information). In connection with the offering of the 2025 Notes, we used $618 million of the proceeds from the offering to repurchase a portion of the 2023 Notes, of which $39 million was related to repayment of the debt discount and was reflected as a cash outflow from operating activities. We also terminated a portion of our existing capped call in amounts corresponding to the principal of the 2023 Notes repurchased. The 2025 Notes are not convertible during the three months ending December 31, 2022.
We are in compliance with all covenants under both the 2023 Notes and the 2025 Notes as of September 30, 2022.
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
Net cash provided by operating activities in the nine months ended September 30, 2022 was $90 million, reflecting our net loss of $221 million, adjusted by non-cash charges including share-based compensation expense of $217 million, amortization of deferred costs of $65 million, depreciation and amortization of $29 million, real estate impairment charges of $28 million, allowance for credit losses on accounts receivable of $7 million, and amortization of debt issuance costs of $4 million, partially offset by net changes in operating assets and liabilities of $43 million. The net outflow from changes in operating assets and liabilities was primarily attributable to an increase in deferred costs of $81 million, primarily including sales commissions, a decrease in accrued compensation and related benefits of $25 million, an increase in prepaid expenses and other current assets of $7 million, and a decrease in accounts payable of $6 million due to timing of vendor payments, partially offset by a decrease in accounts receivable of $46 million due to timing of customer billings and collections, an increase in deferred revenue of $19 million, and an increase in accrued liabilities of $16 million.
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
Investing Activities
Net cash provided by investing activities in the nine months ended September 30, 2022 of $97 million was primarily attributable to proceeds from sales and maturities of marketable securities of $122 million, net of purchases, partially offset by purchases of property and equipment of $15 million, primarily for leasehold improvements for newly leased office facilities and employee equipment, capitalized internal-use software costs of $8 million, primarily related to the development of additional features and functionality for our platform, and the purchase of strategic investments of $2 million.
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
Financing Activities
Net cash provided by financing activities in the nine months ended September 30, 2022 of $45 million was primarily attributable to proceeds from our employee stock purchase plan of $35 million and proceeds from exercises of employee stock options of $16 million, partially offset by payments for withholding taxes related to net share settlement of RSUs of $6 million.
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
While we primarily transact with customers in the U.S. dollar, we also transact in foreign currencies, including the Euro, British Pound Sterling, Australian Dollar, Singapore Dollar, Danish Krone, Brazilian Real, Philippine Peso, Japanese Yen, Indian Rupee, Korean Won, Polish Zloty, Canadian Dollar, and Mexican Peso due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. dollar for all international subsidiaries. Changes in the value of foreign currencies relative to the U.S. dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. As of September 30, 2022, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and marketable securities.
We operate a hedging program to mitigate the impact of foreign currency fluctuations on our cash flows and earnings. For additional information, see Note 3 of the Notes to our Condensed Consolidated Financial Statements.
Interest Rate and Market Risk
We had cash, cash equivalents, and marketable securities totaling $1.7 billion as of September 30, 2022, of which $1.4 billion was invested in U.S. Treasury securities, corporate bonds, money market funds, asset-backed securities, agency securities, commercial paper, certificates of deposit, and time deposits. The cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of September 30, 2022, an immediate increase of 100-basis points in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $7 million. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
We had non-controlling equity investments in privately held companies totaling $17 million as of September 30, 2022. The fair value of these strategic investments may fluctuate depending on the financial condition and near-term prospects of these companies, and we may be required to record an impairment loss if the carrying values of these investments exceed their fair values.
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

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of September 30, 2022 and the estimated impact on the fair value of the Notes (in thousands, except percentages). The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value of the Notes.

Hypothetical change in Zendesk stock price	2023 Notes fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$198,251	$17,619	9.8%
No change	$180,632	$—	—%
10% decrease	$164,366	$(16,266)	(9.0)%

Hypothetical change in Zendesk stock price	2025 Notes fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$945,093	$9,752	1.0%
No change	$935,341	$—	—%
10% decrease	$934,835	$(506)	(0.1)%
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

For more information regarding legal proceedings, such as the Roe employment-related class action, see Note 9 “Commitments and Contingencies” of the Notes to our Condensed Consolidated Financial Statements in Item 1 of Part I.

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
The completion of the Merger is subject to the satisfaction or waiver of certain customary mutual closing conditions, including (a) the receipt of approval from the Committee on Foreign Investment in the United States, which is the last outstanding regulatory approval and (b) the absence of any law or order by a court or other governmental entity of competent jurisdiction restraining, enjoining or otherwise prohibiting the consummation of the Merger. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain customary materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement, and the obligation of Parent to consummate the Merger is additionally conditioned upon the absence of a material adverse effect on the Company that is continuing. There can be no assurance that these conditions will be satisfied in a timely manner or at all or that the Merger will be completed.
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
In particular, we expect our financial results in future periods to be negatively impacted by ongoing macroeconomic factors including a substantial risk of global recession, persistent high inflation, changing consumer behavior and labor market dynamics that have and may continue to result in substantial employee attrition. In the quarter ended September 30, 2022, we experienced a decline in gross bookings of 27% and a decline in net bookings of 59% from the quarter ended September 30, 2021. Due to these results and ongoing changing business conditions, we expect that revenue for the year ending December 31, 2022 will grow at a rate less than previously anticipated and that growth rates in subsequent periods may also be impacted.
The Company’s operations and performance depend significantly on global and regional economic conditions.

Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations could materially adversely affect demand for the Company’s products and services. In addition, consumer confidence and spending could be adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs, changes in fiscal and monetary policy including the increase or decrease of the money supply and any stimulus payments or debt forbearance or forgiveness, and other economic factors. Any decrease in consumer confidence and spending could be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth. Furthermore, during challenging economic times customers may tighten their budgets and face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. In turn, we may be required to increase our allowance for doubtful accounts, which would adversely affect our financial results. A downturn in the economic environment could also lead to limitations on the Company’s ability to issue new debt and reduced liquidity. Adverse economic conditions in the U.S. and globally have from time to time caused or exacerbated significant slowdowns in our industry and in the markets in which we operate, which have adversely affected our business and results of operations. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses. These and other economic factors could materially adversely affect the Company’s business, results of operations, financial condition and growth.
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
•reduced credit availability;
•higher borrowing costs;
•reduced liquidity;
•rising costs, including with respect to labor and energy costs;
•volatility in credit, equity and foreign exchange markets; and
•bankruptcies.
These developments could lead to supply chain disruption, inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect our business and our results of operations. For example, during 2021, the United States experienced an inflation rate of over 7%, according to data from the U.S. Department of Labor, significantly higher than recent norms. If inflation rates remain elevated or increase further, our expenses and operating costs are likely to increase. Inflation may also result in higher interest rates and otherwise adversely impact the macroeconomic environment, which in turn could adversely impact our customers and their ability or willingness to spend on our platform. Additionally, in recent periods the U.S. has experienced a labor shortage, which has contributed to an environment of escalating wages and salaries, which may also adversely affect our expenses and operating costs.

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

We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or industries in which we operate do not improve, or worsen from present levels, our business, operating results, financial condition and cash flows could be adversely affected

Our profitability is vulnerable to inflation and cost increases.

Current and future increases in operating costs such as labor and energy costs may reduce our profitability. These cost increases may be the result of inflationary pressures that could further reduce our sales or profitability. Competitive pressures in our industry may have the effect of inhibiting our ability to reflect these increased costs in the prices of our products and therefore reduce our profitability.
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
In March 2020, the World Health Organization declared the novel coronavirus and resulting COVID-19 disease a global pandemic. The COVID-19 pandemic caused adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, which have adversely affected workforces, organizations, customers, economies, and financial markets globally. In response to the pandemic, we took precautionary measures, including imposing travel restrictions for our employees, mandating a global work from home policy, and shifting customer events to virtual-only experiences. As the pandemic has evolved, we have reopened some of our offices on a staggered, region-to-region basis in accordance with local authority guidelines, while taking into account vaccine administration prevalence and infection rates. We have also continued to limit employee travel, and continued offering virtual experiences for customer events. Operationally, we have continued to prudently manage operating expenses. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, precautionary measures that have been adopted could negatively affect our customer success efforts, customer retention, sales and marketing efforts, delay and lengthen our sales cycles, affect our revenue growth rate, or create operational or other challenges, any of which could harm our business and results of operations. Additionally, our customers and potential customers may and have been exposed to similar operational considerations, resulting in significant pressures on their expenditures, and subsequently resulting in a decreased demand for our solutions.

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
We have limited history in offering multiple product and platform solutions as part of a comprehensive customer experience solution to our customers. As we increase focus on the customer experience and increasingly seek to offer our solutions as part of a broader offering, we may discover challenges in creating a seamless, unified offering across our solutions that achieves market acceptance and grows our business. In the three months ended September 30, 2022 and 2021, our research and development expenses were 25% and 27% of our revenue, respectively. In the nine months ended September 30, 2022 and 2021, our research and development expenses were 27% and 26% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our operating results may be harmed and we may not realize the expected benefits of our strategy.
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
•unusual or unexpected increases in operating costs due to inflation or otherwise, including increased labor costs or increased energy and utility costs;
•the rate of expansion and productivity of our sales force;
•general economic conditions, including the rate of inflation, increasing costs and reduced credit availability, that may adversely affect either our customers’ ability or willingness to purchase additional subscriptions, delay a prospective customer’s purchasing decision, reduce the value of new subscription contracts, or affect customer retention;
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
Increasing our customer base and achieving broader market acceptance of our product and platform solutions will depend, to a significant extent, on our ability to effectively maintain and scale our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain certain of our new customers, including larger organizations. We plan to continue to invest in our direct sales force both domestically and internationally to increase the effectiveness of our sales motions and increase our sales capacity. During the twelve months ended September 30, 2022, our sales and marketing organization increased by approximately 490 employees to approximately 2,710 employees. There is significant competition for experienced sales and marketing professionals with the skills and technical knowledge that we require, both domestically and internationally. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales and marketing professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. In territories outside the United States, attraction, recruiting and retention of our sales personnel has been and will be increasingly difficult and costly, affecting our ability to compete in such jurisdictions. Further, as organizations worldwide adjust to continuing precautions and safety measures related to decreasing the health risks of COVID-19, our ability to connect in person with our customers and potential customers may be and has been negatively impacted, resulting in delayed sales cycles.
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
We have experienced and may continue to experience rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from approximately 5,450 employees as of September 30, 2021 to approximately 6,440 employees as of September 30, 2022. In addition, we have established subsidiaries in Denmark, the United Kingdom, Australia, Ireland, Japan, the Philippines, Brazil, Germany, India, Mexico, South Korea, Sweden and Spain since our inception in 2007, and, as a result of acquisitions, we also have subsidiaries in Singapore, France, Poland, Portugal, and Canada. We may continue to invest in our international operations and expand into other countries in the future. We have also experienced significant growth in the number of customers, end users, transactions, and data that our solutions support. Our organizational structure is becoming more complex and we may need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures, to manage this complexity. Further, as our employees work from geographic areas across the globe, we will require investment of resources and close monitoring of local regulations and requirements that continually change due to events that may have a global impact, such as the shift to remote work or hybrid remote and in-office models arising from the COVID-19 pandemic, and we may experience unpredictability in our expenses, employee retention, and employee work culture. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, simplicity in design, and attention to customer experience that has been critical to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the retention and productivity of our employees may be impacted, and the quality of our solutions and services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
We have a history of losses and we expect our revenue growth rate to decline. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain our profitability.
We have incurred net losses in each year since our inception, including net losses of $59 million and $54 million in the three months ended September 30, 2022 and 2021, respectively, and $221 million and $162 million in the nine months ended September 30, 2022 and 2021, respectively. We had an accumulated deficit of $1,280 million as of September 30, 2022. For the three months ended September 30, 2022 and 2021, our revenue was $417 million and $347 million, respectively, representing a

20% growth rate. For the nine months ended September 30, 2022 and 2021, our revenue was $1,212 million and $963 million, respectively, representing a 26% growth rate. Our historical revenue growth has been inconsistent, and should not be considered indicative of our future performance. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

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
In the three months ended September 30, 2022 and 2021, we derived 49% and 50%, respectively, from customers located outside of the United States. In each of the nine months ended September 30, 2022 and 2021, we derived 49% of our revenue from customers located outside of the United States. We are continuing to invest in our international operations as part of our growth strategy. We currently have sales personnel and sales and product support operations in certain countries across North America, Europe, Australia, Asia, and South America. To date, a limited portion of our sales has been primarily due to resellers or other channel partners. We believe our ability to convince new customers to subscribe to our solutions or to convince existing customers to renew or expand their use of our solutions is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.
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
We have funded our operations since inception primarily through customer payments for subscription services, the issuance of our convertible senior notes, and public and private equity financings. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of subscriptions for our solutions, or unforeseen circumstances. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. This inability to secure additional debt or equity financing could be exacerbated in times of economic uncertainty and tighter credit, such as is currently the case in the U.S. and abroad. In addition, recent increases in interest rates could make any debt financing that we are able to secure much more expensive than in the past. Any additional debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, we may not be able to generate sufficient cash to service any debt financing obtained by us, which may force us to reduce or delay capital expenditures or sell assets or operations. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2022, we had a net balance of $192 million of goodwill and intangible assets related to business acquisitions. An adverse change in market conditions, particularly a change resulting in a significant decrease in our share price, or if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
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

Fluctuations in foreign currency exchange rates have had, and could continue to have, an adverse impact on our financial condition and results of operations.

Changes in the value of foreign currencies relative to the U.S. dollar have, and could continue to, adversely affect our results of operations and financial position. In recent periods, as the value of the U.S. dollar has strengthened in comparison to certain foreign currencies, our reported international revenue has been reduced because foreign currencies translate into fewer U.S. dollars. As a portion of our revenue is denominated in foreign currencies, these exchange rate fluctuations have impacted, and we expect will continue to impact, our revenue results. We seek to reduce our exposure to fluctuations in exchange rates by entering into foreign exchange forward contracts to hedge certain actual and forecasted transactions of selected currencies. Our currency hedging transactions may not be effective in reducing the adverse impact of fluctuations in foreign currency exchange rates. Further, as geopolitical volatility around the world increases, there is increasing risk of the imposition of exchange or price controls, or other restrictions on the conversion of foreign currencies, which could have a material adverse effect on our business.

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
•general economic conditions, including with respect to inflation and increasing costs;
•changes in fiscal and monetary policy, including the increase or decrease of the money supply and any stimulus payments or debt forbearance or forgiveness; and
•other events or factors, including those resulting from war, incidents of terrorism, public health crises or responses to these events.
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
As of September 30, 2022, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 17% of our outstanding common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to exert significant influence in matters requiring stockholder approval. For example, these stockholders may be able to exert significant influence in elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
In March 2018, we issued $575 million in aggregate principal amount of the 2023 Notes, in a private offering. The interest rate on the 2023 Notes is fixed at 0.25% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year. In June 2020, we issued $1,150 million aggregate principal amount of the 2025 Notes. The interest rate on the 2025 Notes is fixed at 0.625% per annum and is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. In connection with the offering of the 2025 Notes, the Company conducted the 2023 Notes Partial Repurchase using $618 million of the net proceeds from the offering of the 2025 Notes to repurchase $426 million aggregate principal amount of the 2023 Notes in cash through individual privately negotiated transactions. As of the repurchase date, the carrying value of the 2023 Notes subject to the 2023 Notes Partial Repurchase, net of unamortized debt discount and issuance costs, was $367 million. The 2023 Notes Partial Repurchase resulted in a $26 million loss on early debt extinguishment. As of September 30, 2022, $149 million of principal remains outstanding on the 2023 Notes. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As disclosed in Note 8 of the Notes to our Condensed Consolidated Financial Statements, the conditional conversion feature of the 2023 Notes and 2025 Notes that is based on the closing stock price of our common stock during the last 30 trading days of a calendar quarter was not triggered as of September 30, 2022, and the Notes are not convertible between October 1, 2022 and December 31, 2022. Whether the Notes will be convertible following such calendar quarter will depend on the satisfaction of this conditional conversion feature or another conversion condition in the future.
In addition, even if holders do not elect to convert their Notes at a time when they are convertible, we are required to reclassify the outstanding principal of the Notes that are convertible as a current rather than long-term liability, resulting in a material reduction of our net working capital. We have classified the 2025 Notes as a long-term liability on the condensed consolidated balance sheet as of September 30, 2022. The 2023 Notes are classified as a current liability as of September 30, 2022, as they mature within one year of the balance sheet date.
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

Zendesk, Inc.
Date: October 28, 2022	By:	/s/ Shelagh Glaser
Shelagh Glaser
Chief Financial Officer (Principal Financial Officer)